Form 10-Q
period 2019-06-30
HOOKIPA Pharma Inc.
filed 2019-08-12
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number: 001‑38869

HOOKIPA PHARMA INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81‑5395687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue, 72nd Floor, Suite 7240 New York, New York	10118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +43 1 890 63 60

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HOOK	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of August 12, 2019, the registrant had 21,588,756 shares of common stock and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$134,893	$48,580
Accounts receivable	3,256	4,919
Prepaid expenses and other current assets	12,951	8,812
Total current assets	151,100	62,311
Non-current assets:
Restricted cash	320	—
Property and equipment, net	4,579	4,337
Operating lease assets	8,909	—
Other non-current assets	3,187	1,603
Total non-current assets	16,995	5,940

Total assets	$168,095	$68,251

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,095	$3,656
Deferred revenues	5,225	6,619
Accrued expenses and other current liabilities	7,063	4,420
Total current liabilities	17,383	14,695
Non-current liabilities
Loans payable, non-current	4,754	4,392
Operating lease liabilities, non-current	6,177	—
Deferred revenues, non-current	715	1,663
Other non-current liabilities	3,033	3,102
Total non-current liabilities	14,679	9,157
Total liabilities	32,062	23,852

Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (series A, B, C and D), $0.0001 par value; 0 and 1,323,506 shares authorized, issued and outstanding at June 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $0.0 million and $99.7 million at June 30, 2019 and December 31, 2018, respectively	—	104,774

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 100,000,000 and 18,454,860 shares authorized at June 30, 2019 and December 31, 2018, respectively; 21,588,756 shares and 1,006,595 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	0
Class A common stock, $0.0001 par value; 3,900,000 and 0 shares authorized at June 30, 2019 and December 31, 2018, respectively; 3,819,732 and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	0	—
Undesignated preferred stock, $0.0001 par value; 10,000,000 shares and 0 shares authorized at June 30, 2019 and December 31, 2018, respectively; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	221,576	3,327
Accumulated other comprehensive loss	(4,156)	(3,720)
Accumulated deficit	(81,390)	(59,982)
Total stockholders’ equity (deficit)	136,033	(60,375)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$168,095	$68,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue from collaboration and licensing	$4,051	$649	$6,286	$649
Operating expenses:
Research and development	(13,929)	(6,211)	(24,108)	(11,180)
General and administrative	(3,751)	(1,413)	(6,462)	(2,893)
Total operating expenses	(17,680)	(7,624)	(30,570)	(14,073)
Loss from operations	(13,629)	(6,975)	(24,284)	(13,424)
Other income (expense):
Grant income	$1,544	$1,384	$2,736	$3,455
Interest income	511	0	575	0
Interest expense	(210)	(191)	(423)	(384)
Other income and expenses, net	(195)	(36)	88	(14)

Total other income (expense), net	1,650	1,157	2,976	3,057

Net loss before tax	(11,979)	(5,818)	(21,308)	(10,367)

Income tax expense	(100)	(1)	(100)	(25)

Net loss	(12,079)	(5,819)	(21,408)	(10,392)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	300	(3,018)	(435)	(1,479)
Comprehensive loss	$(11,779)	$(8,837)	$(21,843)	$(11,871)

Net loss per share — basic and diluted	$(0.63)	$(6.38)	$(2.10)	$(11.40)

Weighted average common shares outstanding — basic and diluted	19,240,977	911,777	10,174,157	911,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2018	1,323,506	$104,774	1,006,595	$0	—	$—	$3,327	$(3,720)	$(59,982)	$(60,375)
Issuance of Series D preferred stock, net of issuance costs of $158	257,000	37,274	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(736)	—	(736)
Stock-based compensation	—	—	—	—	—	—	383	—	—	383
Net loss	—	—	—	—	—	—	—	—	(9,329)	(9,329)
Balance as of March 31, 2019	1,580,506	$142,048	1,006,595	$0	—	$—	$3,710	$(4,456)	$(69,311)	$(70,057)
Issuance of common stock upon initial public offering at $14.00 per share for cash, net of issuance costs of $9,386	—	—	6,000,000	1	—	—	74,614	—	—	74,615
Conversion of Series A, B, C and D preferred stock into common stock upon initial public offering	(1,580,506)	(142,048)	14,582,161	2	3,819,732	0	142,046	—	—	142,048
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	300	—	300
Stock-based compensation	—	—	—	—	—	—	1,206	—	—	1,206
Net loss	—	—	—	—	—	—	—	—	(12,079)	(12,079)
Balance as of June 30, 2019	—	$—	21,588,756	$3	3,819,732	$0	$221,576	$(4,156)	$(81,390)	$136,033

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances as of December 31, 2017	1,323,506	$104,774	911,777	$0	—	$—	$2,451	$(1,362)	$(43,745)	$(42,656)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,539	—	1,539
Stock-based compensation	—	—	—	—	—	—	206	—	—	206
Net loss	—	—	—	—	—	—	—	—	(4,573)	(4,573)
Balance as of March 31, 2018	1,323,506	$104,774	911,777	$0	—	$—	$2,657	$177	$(48,318)	$(45,484)
Foreign currency translation adjustment, net of tax	—	—	—	0	—	—	—	(3,018)	—	(3,018)
Stock-based compensation	—	—	—	—	—	—	206	—	—	206
Net loss	—	—	—	—	—	—	—	—	(5,819)	(5,819)
Balance as of June 30, 2018	1,323,506	$104,774	911,777	$0	—	$—	$2,863	$(2,841)	$(54,137)	$(54,115)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2019	2018

Operating activities:
Net loss	$(21,408)	$(10,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,589	411
Depreciation expense	1,405	291
Other non-cash items	51	5
Changes in operating assets and liabilities:
Accounts receivable	1,892	(149)
Prepaid expenses and other current assets	(5,575)	(2,352)
Other non-current assets	(6,170)	(15)
Accounts payable	994	414
Deferred revenues	(2,265)	9,943
Accrued expenses and other liabilities	2,452	389
Other non-current liabilities	3,582	—

Net cash used in operating activities	(23,453)	(1,455)

Investing activities:
Purchases of property and equipment	(591)	(1,620)

Net cash used in investing activities	(591)	(1,620)

Financing activities:
Payments related to finance leases	(1,406)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	37,274	6,439
Proceeds from issuance of common stock, net of issuance costs	75,298	—
Proceeds from borrowings	—	433

Net cash provided by financing activities	111,166	6,872

Net increase in cash, cash equivalents and restricted cash	87,122	3,797

Cash, cash equivalents and restricted cash at beginning of period	48,580	61,362
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(489)	(1,799)
Cash, cash equivalents and restricted cash at end of period	$135,213	$63,360

Supplemental disclosure of cash flow information:
Cash paid for interest	$(32)	$—
Cash paid for income taxes	$(100)	$(25)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of the business and organization

HOOKIPA Pharma Inc. (“HOOKIPA” or the “Company”) is a clinical stage biopharmaceutical company developing a new class of immunotherapeutics targeting infectious diseases and cancers based on its proprietary arenavirus platform that is designed to reprogram the body’s immune system.

The Company was incorporated under the name of Hookipa Biotech, Inc. under the laws of the State of Delaware in February 2017 as a fully-owned subsidiary of Hookipa Biotech AG. In June 2018, the Company changed its name from Hookipa Biotech, Inc. to HOOKIPA Pharma Inc. and in order to effectuate the change of the jurisdiction of incorporation, the Company acquired all of the shares of Hookipa Biotech AG, now Hookipa Biotech GmbH. HOOKIPA is headquartered in New York, with European research and preclinical development operations headquartered in Vienna, Austria. In April 2019, the Company closed its initial public offering (“IPO”) and its common stock started trading on the Nasdaq Global Select Market under the ticker symbol “HOOK”.

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

2. Summary of significant accounting policies

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheets as of June 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, and the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ deficit for the three and six months ended June 30, 2019 and 2018 are unaudited.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, except for the accounting of lease agreements that have been reported in accordance with ASC 842 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement for interim reporting. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2018, which are included in the Company’s prospectus related to the Company’s IPO, filed April 19, 2019 (File No. 333-230451) with the Securities and Exchange Commission (“SEC”), pursuant to Rule 424 (b) under the Securities Act of 1933, as amended. The results for any interim period are not necessarily indicative of results for any future period.

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

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through June 30, 2019, the Company has funded its operations with proceeds from sales of common stock in the IPO, redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $21.4 million and $10.4 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had an accumulated deficit of $81.4 million. The Company expects to continue to generate operating losses in the foreseeable future. As of August 12, 2019, the filing date of this Quarterly Report on Form 10‑Q, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. The net proceeds from the Company’s offerings in the six months ended June 30, 2019 have been deposited in interest-bearing bank accounts with investment grade US financial institutions. As of December 31, 2018 and June 30, 2019, the Company’s cash and cash equivalents included substantial amounts of cash balances held in euros on accounts with European banks. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs in prepaid expenses and other current assets until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of the additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. Total offering costs of $9.4 million recorded in stockholders’ equity in the six month ended June 30, 2019 included $1.4 million of cost incurred in previous periods, which were initially recorded as deferred offering costs as of December 31, 2018.

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

Redeemable convertible preferred stock

Upon the closing of the Company’s IPO on April 23, 2019, the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock or Class A common stock. Prior to the conversion, the Company has applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and had therefore classified the Series A, Series B, Series C and Series D redeemable convertible preferred stock as mezzanine equity. The redeemable convertible preferred stock was recorded outside of stockholders’ equity because, in the event of certain deemed liquidation events considered not solely within

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock would have become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares would have been distributed in accordance with the liquidation preferences set forth in the Company’s Preferred Stock agreements. The Company has determined not to adjust the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

In July 2017, the FASB issued ASU No. 2017‑11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2018‑11"). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public entities, this guidance is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2017‑11 as of January 1, 2019. The adoption of this ASU did not have a material impact on its consolidated loss from operations or cash flows.

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

In August 2018, the FASB issued ASU 2018‑15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact that the adoption of ASU 2018‑15 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years beginning after December 15, 2019 with early adoption permitted. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses, to allow entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. The new effective dates and transition align with those of ASU 2016-13. The Company is currently evaluating the potential impact of the adoption of these updates on its consolidated financial statements.

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

Under the Gilead Agreement, the Company granted Gilead an exclusive, royalty-bearing license to the Company’s technology platforms. In June 2018, the Company has received a non-refundable $10.0 million upfront payment from Gilead of which $1.4 million and $2.3 million, respectively was recorded as revenue from collaboration and licensing in the three months and six months ended June 30, 2019 and $4.9 million was included as a liability in deferred revenues, current and non-current, as of June 30, 2019. Approximately 73% of the upfront payment included in deferred revenue as of June 30, 2019 is expected to be recognized in the remainder of 2019, 25% in 2020 and the remaining 2% in 2021. Gilead is also obligated to make additional payments to the Company upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to a total of $280 million. The commercial milestones amount to a total of $100 million. Additionally, Gilead is obligated to pay royalties on net sales for each program. All payments from Gilead have a 60 days payment term. In addition to the $1.4 million recognition of the upfront payment, the Company recognized $0.7 million revenue from cost reimbursements for research and development services and $2.0 million in milestone payments in the three months ended June 30, 2019. In the six months ended June 30, 2019, the Company recognized $2.0 million revenue from cost reimbursements for research and development services and $2.0 million in milestone payments. For the three and six months ended June 30, 2018, revenue from reimbursement of research and development expenses was $0.2 million and revenue from partial recognition of the upfront payment was $0.4 million.

Sublicense fees payable to certain licensors of technologies upon the receipt of the non-refundable upfront payment, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of June 30, 2019 and December 31, 2018, the contract asset relating to the sublicense payment was $0.5 million and $0.4 million, respectively.

4. Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms ranging from 2 years to 5 years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use assets and lease liabilities. The Company is required to maintain a cash balance of $0.3 million to secure a letter of credit associated with a real estate lease. This amount was classified as non-current restricted cash in the consolidated balance sheet as of June 30, 2019.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Certain of the Company’s leases qualify as operating leases, and certain of its leases qualify as finance leases. The following table summarizes the presentation in the condensed consolidated balance sheets:

		June 30,
	Balance sheet location	2019
Assets
Operating lease assets	Operating lease assets	$8,909
Finance lease assets	Other non-current assets	1,803
Total lease assets		10,712
Liabilities
Current operating lease liability	Accrued expenses and other current liabilities	1,786
Current finance lease liability	Accrued expenses and other current liabilities	147
Total current lease liabilities		1,933
Non-current operating lease liability	Operating lease liabilities, non-current	6,177
Non-current finance lease liability	Other non-current liabilities	432
Total non-current lease liabilities		6,609
Total lease liabilities		$8,542

In the six months ended June 30, 2019 the Company terminated a lease of office space and derecognized the relating right of use asset and the lease liability of $0.2 million.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss:

		Three months ended	Six months ended
	Income statement location	June 30, 2019	June 30, 2019
Operating lease expenses	Research and development expenses	$296	$498
	General and administrative expenses	199	310
Finance lease amortization expenses	Research and development expenses	95	158
	General and administrative expenses	4	6
Interest on finance lease liabilities	Interest expenses	3	4
Sublease income	Other income (expense)	(39)	(46)
Net lease expense		$558	$930

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The minimum lease payments for the next five years and thereafter are expected to be as follows:

	June 30, 2019
	Operating lease	Finance lease	Total
2019 (remaining six months)	$865	$72	$937
2020	1,847	143	1,990
2021	1,853	131	1,984
2022	1,851	123	1,974
2023	1,839	121	1,960
2024	128	10	138
Thereafter	—	—	—
Total lease payments	8,383	600	8,983
Less: interest	418	23	441
Present value of lease liabilities	$7,965	$577	$8,542

Under the prior lease guidance minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2018, were as follows (in thousands):

Year ending December 31	Amount
2019	$520
2020	278
2021	43
2022	43
2023	11
Thereafter	—
Total	$895

These annual minimum lease payments did not include the embedded lease obligations under service agreements, which commenced in the six months ended June 2019.

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

June 30,
2019

Weighted average remaining lease term in years	4.6
Weighted average discount rate (1)	2.3%

(1)	The majority of the contracts are concluded in euros. The discount rate was determined on a currency-equivalent basis.

The weighted average remaining lease term and weighted average discount rate of finance leases are as follows:

June 30,
2019

Weighted average remaining lease term in years	4.4
Weighted average discount rate (1)	1.7%

(1)	The contracts are concluded in euros. The discount rate was determined on a currency-equivalent basis.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company subleases certain of its leased real estate that it does not currently utilize to a third party. The sublease has a remaining lease terms of 1.7 years without an option to renew and has been qualified as an operating lease. The Company recognizes sublease income as incurred in its condensed consolidated statements of operations and comprehensive loss. The Company continued to account for the head lease as it did before sublease commencement.

Supplemental disclosure of cash flow information related to our operating and finance leases included in cash flows provided by operating activities in our condensed consolidated statements of cash flows is as follows:

Six months ended
June 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities (1)	$1,725
Cash paid for amounts included in the measurement of finance lease liabilities (1)	1,391
Operating lease assets obtained in exchange for lease obligations (2)	5,557
Finance lease assets obtained in exchange for lease obligations (2)	634

(1)	The cash paid for amounts included in the measurement of lease liabilities includes upfront payments.
(2)	The lease assets reported in the cash flow information exclude upfront payments.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Consulting fees	$1,213	$1,764
Salaries and bonuses	1,098	1,404
Social security contributions	232	121
Unearned grant income (current)	907	833
Operating lease liabilities	1,786	—
Finance lease liabilities	147	—
Other accruals and liabilities	1,680	298
Total	$7,063	$4,420

6. Loans payable

As of June 30, 2019 and December 31, 2018, loans payable consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018

Loans from FFG	$8,256	$8,316
Unamortized debt discount	(3,502)	(3,924)
Total Loans payable, net	$4,754	$4,392

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

7. Redeemable convertible preferred stock

Redeemable convertible preferred stock

The Company previously issued Series A redeemable convertible preferred stock (the "Series A Preferred Stock"), Series B redeemable convertible preferred stock (the "Series B Preferred Stock"), Series C redeemable convertible preferred stock (the "Series C Preferred Stock") and Series D redeemable convertible preferred stock (the "Series D Preferred Stock"). Upon the closing of the Company’s IPO in April 2019, the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock or, if elected by the holder, into Class A common stock. Prior to conversion, the Preferred Stock had certain contingent redemption features based upon the occurrence of events that were not solely within the control of the Company and was therefore classified as mezzanine equity.

In December 2017, the Company issued and sold 693,500 shares of Series C Preferred Stock at an average price of $85.60 per share for gross proceeds of $59.4 million. An amount of $6.5 million of the gross proceeds from the issuance of Series C Preferred Stock was received on January 4, 2018. The Company incurred issuance costs in connection with the Series C Preferred Stock of $0.1 million.

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

Upon the closing of the Company’s IPO, on April 23, 2019, all 1,580,506 then outstanding shares of Preferred Stock converted into 14,582,161 shares of common stock and 3,819,732 shares of Class A common stock. The related carrying value of $142.0 million was reclassified to common stock and additional paid-in capital.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2019, the Company had no shares of Preferred Stock outstanding. The Company is authorized to issue 10,000,000 shares of undesignated preferred stock.

Prior to the IPO, the shares of Preferred Stock consisted of the following (in thousands, except share amounts):

		Preferred
	Preferred	shares		Common stock
	shares	issued and	Carrying	issuable upon
	authorized	outstanding	value	conversion
Series A Preferred Stock	137,814	137,814	$0.014	1,604,574
Series B Preferred Stock	492,192	492,192	0.049	5,730,612
Series C Preferred Stock	693,500	693,500	0.069	8,074,447
Series D Preferred Stock	257,000	257,000	0.026	2,992,260
	1,580,506	1,580,506	$0.158	18,401,893

As of December 31, 2018, the outstanding shares of Preferred Stock consisted of the following (in thousands, except share amounts):

		Preferred
	Preferred	shares		Common stock
	shares	issued and	Carrying	issuable upon
	authorized	outstanding	value	conversion
Series A Preferred Stock	137,814	137,814	$0.014	1,604,574
Series B Preferred Stock	492,192	492,192	0.049	5,730,612
Series C Preferred Stock	693,500	693,500	0.069	8,074,447
	1,323,506	1,323,506	$0.132	15,409,633

Prior to the conversion of the Preferred Stock upon closing of the IPO, the rights, preferences, and privileges of the Preferred Stock were as follows:

Conversion

Each share of Preferred Stock was convertible, at the option of the holder, at any time, and without the payment of additional consideration, into 11.643 fully paid and non-assessable shares of common stock or non-voting Class A common stock as determined by dividing the original issue price paid for such Preferred Shares by the applicable conversion price in effect at the time of conversion.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or certain deemed liquidation events, the holders of Preferred Shares had a right to receive, certain amounts in preference to any distribution to the holders of common stock.

8. Common stock and Class A common stock

In June 2018 the Company became the reporting entity in a transaction between entities under common control. In the accompanying condensed consolidated financial statements and notes, the common stock is retrospectively

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

presented as if the Company had been the reporting entity for all periods during which the previous reporting entity was under common control.

On April 23, 2019, the Company closed its IPO of 6,000,000 shares of common stock, at an offering price to the public of $14.00 per share. The Company received net proceeds of $74.6 million, after deducting $9.4 million in underwriting discounts and commissions and offering expenses. Upon the closing of the Company’s IPO all then outstanding shares of Preferred Stock converted into 14,582,161 shares of common stock and 3,819,732 shares of Class A common stock.

As of December 31, 2018, the Company was authorized to issue 18,454,860 shares of common stock and had 1,006,595 shares of common stock outstanding and issued.

As of June 30, 2019, the Company was authorized to issue 100,000,000 shares of common stock and 3,900,000 shares of Class A common stock and had 21,588,756 shares of common stock and 3,819,732 shares of Class A common stock outstanding and issued.

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of Class A common stock are not entitled to vote, except as required by law. Each holder of Class A common stock has the right to convert each share of Class A common stock into one share of common stock at such holder's election.

The holders of common stock and Class A common stock do not have any cumulative voting rights. Subject to any preferential dividend rights of any outstanding preferred stock, holders of common stock and Class A common stock are entitled to receive ratably any dividends declared by the board of directors out of funds legally available for that purpose. Holders of common stock and Class A common stock have no preemptive rights, conversion rights, or other subscription rights or redemption or sinking fund provisions.

In the event of a liquidation, dissolution, or winding up of the Company, holders of common stock and Class A common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities, subject to the preferences that may be applicable to any outstanding shares of preferred stock.

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

Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. As of June 30, 2019, 1,538,987 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan is 2,608,042, shares which shall be cumulatively increased each year by up to 4.0% of the then outstanding number of shares. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Options granted to non-executive directors generally vest over a three-year term with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date.

Stock option valuation

The Company estimates the option’s fair value on the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to expected term, volatility, the risk-free interest rate, the dividend and employee exercise behavior. Forfeitures are accounted for when they occur. Expected volatilities utilized in the Black-Scholes model are based on historical volatilities of a group of comparable companies. The group of representative companies have characteristics similar to the Company, including the stage of product development and focus of the life science industry. Management believes that this represents the most accurate basis for estimating expected future volatilities under the current conditions. The risk-free interest rate is derived from the yields for U.S. Treasuries with a remaining term approximating the expected life of the options. The expected term represents the period of time that the options granted are expected to be outstanding.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Risk-free interest rate	2.45%	—	2.45%	—
Expected term (in years)	6.1	—	6.1	—
Expected volatility	73.5%	—	73.5%	—
Expected dividends	—	—	—	—

For the 2019 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data. In the three and six months ended June 30, 2018 the Company did not issue any stock options.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2019 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2018	1,606,325	$1.95	8.0	$13,466
Granted	1,070,896	14.00
Exercised	—	—
Forfeited	(84,266)	6.81
Outstanding as of June 30, 2019	2,592,955	$6.77	8.5	$8,472

Options exercisable as of June 30, 2019	814,494	$0.13	7.6	$5,375
Options unvested as of June 30, 2019	1,778,461	$9.80	8.9	$3,097

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The estimated fair value per common stock used for calculating the intrinsic values as of June 30, 2019 and December 31, 2018, was $6.73 and $10.33, respectively.

No cash from option exercise was received in the six months ended June 30, 2019 and 2018, respectively.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Research and development expenses	$401	$93	$662	$186
General and administrative expenses	805	113	927	225
	$1,206	$206	$1,589	$411

10. Income taxes

Income tax expense during the three and six months ended June 30, 2018 and 2019 resulted from minimum tax obligations. During the three and six months ended June 30, 2018 and 2019, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2019 and December 31, 2018. Management reevaluates the positive and negative evidence at each reporting period.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11. Commitments and contingencies

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of June 30, 2019, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $15.9 million, of which $6.1 million relate to 2019 (remaining six months) deliverables $7.7 million relate to 2020 deliverables and $2.1 million relate to 2021 deliverables.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three and six months ended June 30, 2019, the Company recorded $0.1 million and $0.3 million, respectively, in licensing fees from intellectual property licenses as research and development expenses. These amounts mainly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2019 and December 31, 2018.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

12. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Numerator:
Net loss	$(12,079)	$(5,819)	$(21,408)	$(10,392)

Denominator:
Weighted-average common shares outstanding, basic and diluted	19,240,977	911,777	10,174,157	911,777

Net loss per share, basic and diluted	$(0.63)	$(6.38)	$(2.10)	$(11.40)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares (Common Stock and Class A Common Stock) outstanding would have been anti-dilutive. Potentially dilutive securities as of June 30 that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and six months ended June 30,
	2019	2018

Series A Preferred Stock	—	1,604,574
Series B Preferred Stock	—	5,730,612
Series C Preferred Stock	—	8,074,447
Series D Preferred Stock	—	—
Options issued and outstanding	2,592,955	1,428,191
Total	2,592,955	16,837,824

13. Related parties

The Company is party to research and service arrangements with the University of Basel. The Company’s Chief Scientific Officer and his spouse are employees of the University of Basel and both involved in providing the services under these arrangements. In the six months ended June 30, 2019 and 2018, the Company recorded $0.3 million and $0.3  million, respectively, in research and development expenses for service fees paid to the University of Basel. The University of Basel is also entitled to receive de minimis royalties on the net sales of any product that is based on a patent created by the Company’s Chief Scientific Officer in the course of his consulting services to the Company. In the six months ended June 30, 2019 and 2018, no royalties were paid pursuant to the terms of this arrangement.

During the six months ended June 30, 2019, the Company issued 50,670 shares of Series D Preferred Stock for total gross proceeds of $7.4 million and 1,303,750 shares of common stock for total gross proceeds of $18.3 million to certain stockholders that were related parties as part of the IPO.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14. Subsequent events

On July 12, 2019, the Company granted options to employees to purchase 164,592 shares of common stock. All options granted on July 12, 2019, vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment relationship with the Company on each vesting date.

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

Our lead infectious disease product candidate, HB‑101, is in a Phase 2 clinical trial in cytomegalovirus-negative patients awaiting kidney transplantation from living cytomegalovirus-positive donors. Our lead oncology product candidates, HB‑201 and HB‑202, are in development for the treatment of human papillomavirus-positive cancers. We filed an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or the FDA, for HB‑201, which became effective following clearance by the FDA. We plan to file an IND, with the FDA for HB‑202 in the first half of 2020. We have also entered into a strategic partnership with Gilead Sciences, Inc., or Gilead, to accelerate building a pipeline of additional infectious disease product candidates in a cost efficient manner.

We have funded our operations to date primarily from private placements of our redeemable convertible preferred stock, with aggregate gross proceeds of approximately $142.5 million, grant funding and loans from an Austrian government agency, and $12.8 million in upfront and milestone payments from Gilead in connection with a research collaboration and license agreement. On April 23, 2019, we completed an initial public offering of our common stock or IPO by issuing 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million.

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

We have incurred net losses each year since our inception in 2011, including net losses of $12.1 million and $21.4 million for the three and six months ended June 30, 2019 and $5.8 million and $10.4 million for the three and six months ended June 30, 2018. As of June 30, 2019, we had an accumulated deficit of $81.4 million and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish a commercial manufacturing facility.

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

Since entering into the Collaboration Agreement, we have received from Gilead the non-refundable upfront payment of $10.0 million discussed above and we have recognized $4.0 million of cost reimbursements for research and development services performed during the period. In December 2018, we achieved the first pre-clinical milestone under the HIV program, entitling us to a payment of $2.8 million from Gilead, which we received in January 2019. In May 2019, we achieved a further pre-clinical milestone under the HBV program, entitling us to an additional milestone payment of $2.0 million.

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that it is more likely than not that we will not realize the benefits of the deferred tax asset, and accordingly, established a full valuation allowance as of June 30, 2019.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue from collaboration and licensing	$4,051	$649	$6,286	$649
Operating expenses:
Research and development	(13,929)	(6,211)	(24,108)	(11,180)
General and administrative	(3,751)	(1,413)	(6,462)	(2,893)
Total operating expenses	(17,680)	(7,624)	(30,570)	(14,073)
Loss from operations	(13,629)	(6,975)	(24,284)	(13,424)
Other income (expense):
Grant income	1,544	1,384	2,736	3,455
Interest income	511	0	575	0
Interest expense	(210)	(191)	(423)	(384)
Other income and expenses, net	(195)	(36)	88	(14)
Total other income (expense), net	1,650	1,157	2,976	3,057
Net loss before tax	(11,979)	(5,818)	(21,308)	(10,367)
Income tax expense	(100)	(1)	(100)	(25)
Net loss	$(12,079)	$(5,819)	$(21,408)	$(10,392)

Revenue from collaboration and licensing

Revenue was $4.1 million and $6.3 million, for the three and six months ended June 30, 2019, respectively, and $0.6 million for each of the three and six months ended June 30, 2018.

The increase of $3.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due to recognition of revenue under the Collaboration Agreement with Gilead. For the three months ended June 30, 2019, this revenue included $0.7 million from reimbursement of research and development expenses, $1.4 million from partial recognition of revenue related to the upfront payment of $10.0 million that we received in June 2018 and $2.0 million of revenue that was recognized upon the achievement of a research milestone in May 2019. For the three months ended June 30, 2018, revenue from reimbursement of research and development expenses was $0.2 million and revenue from partial recognition of the upfront payment was $0.4 million.

The increase of $5.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was also due to the increase in recognition of revenue under the Collaboration Agreement with Gilead which was entered into in the second quarter of 2018. For the six months ended June 30, 2019 and 2018 this revenue included $2.0 million and $0.2 million, respectively, from reimbursement of research and development expenses, $2.3 million and $0.4 million, respectively, from partial recognition of revenue related to the upfront payment, and $2.0 million and no revenue, respectively, related to the achievement of a research milestones.

Research and Development Expenses

For the three and six months ended June 30, 2019, our research and development expenses were $13.9 million and $24.1 million, respectively, compared to $6.2 million and $11.2 million, for the three and six months ended June 30, 2018.

The primary driver of the increase of $7.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was an increase in direct research and development expenses by $6.4 million. Direct research and development expenses increased primarily due to the preparation costs of clinical trials for our HB-201 and HB-202 programs and the expansion of earlier stage programs. In addition, costs related to our collaboration with Gilead contributed to the increase in direct expenses. Personnel-related research and development expenses increased by $0.7 million, primarily a result of our increased research and development headcount. In addition, an increase in facility related costs of $0.1 million and in other internal costs of $0.4 million contributed to the overall increase in internal research and development expenses of $1.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The increase of $12.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase of direct research and development expenses by $10.8 million. Direct research and development expenses increased primarily due to the preparation costs of clinical trials for our HB-201 and HB-202 programs, the expansion of earlier stage programs and our collaboration with Gilead. Personnel-related research and development expenses increased by $1.4 million, primarily a result of our increased research and development headcount. In addition, an increase in facility-related costs of $0.1 million and in other internal costs of $0.7 million contributed to the overall increase in internal research and development expenses of $2.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Direct research and development expenses by program:
HB-101	$1,274	$1,559	$2,474	$3,209
HB-201/202	3,681	1,468	6,746	2,574
Gilead partnered programs(1)	898	66	1,655	66
Other and earlier-stage programs	4,883	1,213	7,382	1,640
Sub-total direct expenses	10,736	4,306	18,257	7,489
Internal research and development expenses:
Personnel-related (including stock-based compensation)	2,128	1,386	3,979	2,617
Facility-related	382	280	729	581
Other internal costs	683	239	1,143	493
Sub-total internal expenses	3,193	1,905	5,851	3,691
Total research and development expenses	$13,929	$6,211	$24,108	$11,180

(1)	Expenses incurred by us in connection with Gilead partnered programs are reimbursed to us by Gilead and accounted for as revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $3.8 million, compared to $1.4 million for the three months ended June 30, 2018. The increase of $2.4 million was primarily due to an increase in personnel related expenses of $1.1 million, an increase in professional and consulting fees of $0.5 million and an increase in other general and administrative expenses of $0.8 million. Personnel-related expenses increased mainly due to the growth in headcount in our general and administrative functions. The increase in professional and consulting fees resulted from an increase in accounting, audit and legal fees as well as costs associated with ongoing business activities and costs to operate as a public company.

General and administrative expenses for the six months ended June 30, 2019 were $6.5 million, compared to $2.9 million for the six months ended June 30, 2018. The increase of $3.6 million was primarily due to an increase in Personnel-related expenses of $1.4 million as we expanded our headcount, an increase in professional and consulting fees of $1.5 million and an increase in other general administrative expenses of $0.7 million. The increase in professional and consulting fees resulted from an increase in accounting, audit and legal fees as well as costs associated with ongoing business activities and costs to operate as a public company.

Grant Income

In the three months ended June 30, 2019 we recorded grant income of $1.5 million, compared to $1.4 million in the three months ended June 30, 2018 from grants, research incentives and imputed benefits from below market interest rates on loans from governmental agencies.

In the six months ended June 30, 2019, we recorded grant income of $2.7 million, compared to $3.5 million in the six months ended June 30, 2018. The decrease of $0.8 million was primarily due to the expiry of a grant from the Austrian Research Promotion Agency, or FFG, which was partially offset by higher income from other Austrian research and development incentives.

Interest Income and Expense

Interest income, was $0.5 million and $0.6 million for the three and six months ended June 30, 2019, compared to no interest income for the three and six months ended June 30, 2018. The interest income represents interest from cash and cash equivalents held in US dollars resulting from the proceeds from the issuance of Series D Preferred Stock, our IPO, and payments received under our collaboration with Gilead. During the three and six months ended June 30, 2018 our cash, cash equivalents and restricted cash were mainly held in dollars at US investment grade financial institutions. Significant amounts were held in euros at our Austrian subsidiary which produced no interest income due the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.2 million and $0.4 million, respectively, for both, the three and six months ended June 30, 2019 and 2018. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Liquidity and Capital Resources

Since our inception in 2011, we have funded our operations primarily through private placements of our convertible preferred stock, from grants, research incentives and borrowings under various agreements with public funding agencies, from an upfront payment, milestone payments and reimbursement of research and development expenses pursuant to the Collaboration Agreement with Gilead, and most recently through the proceeds of our IPO.

We have raised gross proceeds of approximately $142.5 million from the issuance of our convertible preferred stock and $10.0 million from a non-refundable upfront payment pursuant to the Collaboration Agreement with Gilead. On April 23, 2019, we completed our IPO by issuing 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. As of June 30, 2019, the principal amount outstanding under loans from government agencies was $8.3 million and we had cash, cash equivalents and restricted cash of $135.2 million.

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

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of June 30, 2019, the unamortized debt discount related to FFG Loans was $3.5 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of June 30, 2019, we had an accumulated deficit of $81.4 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Six months ended June 30,
	2019	2018
Net cash used in operating activities:	$(23,453)	$(1,455)
Net cash used in investing activities	(591)	(1,620)
Net cash provided by financing activities	111,166	6,872
Net increase in cash, cash equivalents and restricted cash	87,122	3,797

Cash Used in Operating Activities

During the six months ended June 30, 2019, cash used in operating activities was $23.5 million, which consisted of a net loss of $21.4 million, adjusted by non-cash charges of $3.0 million and cash used due to changes in our operating assets and liabilities of $5.1 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.4 million and stock-based compensation of $1.6 million. The change in our operating assets and liabilities was primarily due to an increase of $5.6 million in prepaid expenses and other current assets, an increase in other non-current assets of $6.2 million, including $5.6 million from increases in operating lease assets, and a decreases in deferred revenues of $2.3 million, partially offset by a decrease in accounts receivable of $1.9 million and an increase of accounts payable, accrued expenses and current and non-current liabilities of $3.4 million. The increases in liabilities mainly resulted from increases of operating lease liabilities of $1.7 million.

During the six months ended June 30, 2018, cash used in operating activities was $1.5 million, which consisted of a net loss of $10.4 million, adjusted by non-cash charges of $0.7 million and cash provided due to changes in our operating assets and liabilities of $8.2 million. The non-cash charges consisted primarily of depreciation and amortization expense of $0.3 million and stock-based compensation of $0.4 million. The change in our operating assets and liabilities was primarily due to an increase of $9.9 million in deferred revenues, resulting from the recognition of the upfront payment received under the Gilead collaboration, which was partially offset by an increase of $2.4 million in prepaid expenses and other current assets.

Cash Used in Investing Activities

During the six months ended June 30, 2019, cash used in investing activities was $0.6 million and resulted from capital expenditures in connection with an expansion of our laboratory and office space and purchase of property and equipment.

During the six months ended June 30, 2018 cash used in investing activities was $1.6 million, which resulted from capital expenditures in connection with leasehold improvements to expand our laboratory space and for purchase of property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities was $112.6 million, which consisted of net proceeds of $37.3 million from the issuance of shares of our Series D convertible preferred stock in February 2019, and net proceeds of $75.3 million from our IPO in April 2019, partially offset by an upfront payment for embedded finance lease assets.

During the six months ended June 30, 2018, cash provided by financing activities was $6.9 million, which primarily consisted of $6.4 million in net proceeds from the issuance of shares of our Series C convertible preferred stock in December 2017, and of proceeds from borrowings of $0.4 million, received under the FFG Loans.

Off-Balance Sheet Arrangements

We did not have during the periods presented and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2019 (in thousands):

	Payments Due by Calendar Year
		Remainder
	Total	of 2019	2020 - 2021	2022 - 2023	Thereafter
Lease commitments	$8,983	$937	$3,974	$3,934	$138
CMO commitments	15,895	6,061	9,834	—	—
Debt obligations	8,256	—	2,152	3,693	2,411

Total	$33,134	$6,998	$15,960	$7,627	$2,549

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

Our IPO provided a change in ownership structure of the Company and, as a consequence, we are in discussions with the Austrian government agency to whom we owe our debt obligations to discuss potential changes to the repayment schedule of our outstanding loans. The due date of debt obligations may therefore change, depending on the outcome of our discussions with the agency.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of June 30, 2019 included substantial amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $135.2 million as of June 30, 2019, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2019 due to the material weakness described below.

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

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including the hiring of additional qualified accounting personnel and segregating duties among accounting personnel, formalizing our internal controls documentation and strengthening supervisory reviews by our management. These additional resources and procedures are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of senior management and our audit committee, we have begun taking steps to remediate the underlying causes of the material weaknesses. During the six months ended June 30, 2019, we have undertaken the following activities to improve our internal controls over financial reporting:

•	Hired additional finance and accounting staff with financial controls and GAAP reporting experience.
•

Began the implementation of formal disclosure controls and procedures, including the formalization of a disclosure committee and requiring management sub-certifications from employees in key functional areas.

•	Engaged third party specialists to support our compliance with internal control requirements.
•	Initiated the development of formalized accounting policies and procedures, clearly defined authorities and implementation of internal controls.

Changes in Internal Control Over Financial Reporting

Other than as described above, no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) has occurred during the three and six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.     Risk Factors

There have been no material changes from the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2019.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by us during the three months ended June 30, 2019.

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

We received aggregate net proceeds from the offering of $74.6 million, after deducting underwriting discounts and commissions of $5.9 million and estimated offering expenses of $3.5 million payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

The net proceeds from the offering have been deposited in an interest-bearing bank account with an investment grade financial institution. There has been no material change in our planned use of the net proceeds from the offering as described in our Prospectus dated April 17, 2019.

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

HOOKIPA Pharma Inc.

Date: August 12, 2019	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial Officer)