Form 10-Q
period 2019-09-30
HOOKIPA Pharma Inc.
filed 2019-11-12
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the registrant had 21,588,756 shares of common stock and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

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

Investors and others should note that we announce material financial information to our investors using our investor relations website (https://ir.hookipapharma.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the U.S. social media channels listed on our investor relations website.

		Page

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018	2
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2019 and 2018	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signatures		39

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$123,690	$48,580
Accounts receivable	1,266	4,919
Prepaid expenses and other current assets	11,430	8,812
Total current assets	136,386	62,311
Non-current assets:
Restricted cash	320	—
Property and equipment, net	4,607	4,337
Operating lease assets	8,127	—
Other non-current assets	2,597	1,603
Total non-current assets	15,651	5,940

Total assets	$152,037	$68,251

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,488	$3,656
Deferred revenues	4,239	6,619
Accrued expenses and other current liabilities	5,227	4,420
Total current liabilities	12,954	14,695
Non-current liabilities
Loans payable, non-current	4,766	4,392
Operating lease liabilities, non-current	5,558	—
Deferred revenues, non-current	377	1,663
Other non-current liabilities	2,625	3,102
Total non-current liabilities	13,326	9,157
Total liabilities	26,280	23,852

Commitments and contingencies (Note 11)
Redeemable convertible preferred stock (series A, B, C and D), $0.0001 par value; 0 and 1,323,506 shares authorized, issued and outstanding at September 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $0.0 million and $99.7 million at September 30, 2019 and December 31, 2018, respectively	—	104,774

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 100,000,000 and 18,454,860 shares authorized at September 30, 2019 and December 31, 2018, respectively; 21,588,756 shares and 1,006,595 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3	0
Class A common stock, $0.0001 par value; 3,900,000 and 0 shares authorized at September 30, 2019 and December 31, 2018, respectively; 3,819,732 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	0	—
Undesignated preferred stock, $0.0001 par value; 10,000,000 shares and 0 shares authorized at September 30, 2019 and December 31, 2018, respectively; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	223,448	3,327
Accumulated other comprehensive loss	(4,919)	(3,720)
Accumulated deficit	(92,775)	(59,982)
Total stockholders’ equity (deficit)	125,757	(60,375)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$152,037	$68,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue from collaboration and licensing	$2,038	$1,900	$8,324	$2,549
Operating expenses:
Research and development	(11,025)	(6,170)	(35,133)	(17,350)
General and administrative	(4,589)	(1,282)	(11,051)	(4,175)
Total operating expenses	(15,614)	(7,452)	(46,184)	(21,525)
Loss from operations	(13,576)	(5,552)	(37,860)	(18,976)
Other income (expense):
Grant income	$1,258	$1,762	$3,994	$5,217
Interest income	565	—	1,140	0
Interest expense	(227)	(194)	(650)	(578)
Other income and expenses, net	604	33	692	19

Total other income, net	2,200	1,601	5,176	4,658

Net loss before tax	(11,376)	(3,951)	(32,684)	(14,318)

Income tax expense	(9)	(2)	(109)	(27)

Net loss	(11,385)	(3,953)	(32,793)	(14,345)

Other comprehensive loss:
Foreign currency translation loss, net of tax	(763)	(243)	(1,198)	(1,722)
Comprehensive loss	$(12,148)	$(4,196)	$(33,991)	$(16,067)

Net loss per share — basic and diluted	$(0.45)	$(4.34)	$(2.14)	$(15.73)

Weighted average common shares outstanding — basic and diluted	25,408,488	911,777	15,308,071	911,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2018	1,323,506	$104,774	1,006,595	$—	—	$—	$3,327	$(3,720)	$(59,982)	$(60,375)
Issuance of Series D preferred stock, net of issuance costs of $158	257,000	37,274	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(736)	—	(736)
Stock-based compensation	—	—	—	—	—	—	383	—	—	383
Net loss	—	—	—	—	—	—	—	—	(9,329)	(9,329)
Balance as of March 31, 2019	1,580,506	$142,048	1,006,595	$—	—	$—	$3,710	$(4,456)	$(69,311)	$(70,057)
Issuance of common stock upon initial public offering at $14.00 per share for cash, net of issuance costs of $9,386	—	—	6,000,000	1	—	—	74,614	—	—	74,615
Conversion of Series A, B, C and D preferred stock into common stock upon initial public offering	(1,580,506)	(142,048)	14,582,161	2	3,819,732	—	142,046	—	—	142,048
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	300	—	300
Stock-based compensation	—	—	—	—	—	—	1,206	—	—	1,206
Net loss	—	—	—	—	—	—	—	—	(12,079)	(12,079)
Balance as of June 30, 2019	—	$—	21,588,756	$3	3,819,732	$—	$221,576	$(4,156)	$(81,390)	$136,033
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(763)	—	(763)
Stock-based compensation	—	—	—	—	—	—	1,872	—	—	1,872
Net loss	—	—	—	—	—	—	—	—	(11,385)	(11,385)
Balance as of September 30, 2019	—	$—	21,588,756	$3	3,819,732	$—	$223,448	$(4,919)	$(92,775)	$125,757

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances as of December 31, 2017	1,323,506	$104,774	911,777	$—	—	$—	$2,451	$(1,362)	$(43,745)	$(42,656)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,539	—	1,539
Stock-based compensation	—	—	—	—	—	—	206	—	—	206
Net loss	—	—	—	—	—	—	—	—	(4,573)	(4,573)
Balance as of March 31, 2018	1,323,506	$104,774	911,777	$—	—	$—	$2,657	$177	$(48,318)	$(45,484)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(3,018)	—	(3,018)
Stock-based compensation	—	—	—	—	—	—	206	—	—	206
Net loss	—	—	—	—	—	—	—	—	(5,819)	(5,819)
Balance as of June 30, 2018	1,323,506	$104,774	911,777	$—	—	$—	$2,863	$(2,841)	$(54,137)	$(54,115)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(243)	—	(243)
Stock-based compensation	—	—	—	—	—	—	205	—	—	205
Net loss	—	—	—	—	—	—	—	—	(3,953)	(3,953)
Balance as of September 30, 2018	1,323,506	$104,774	911,777	$—	—	$—	$3,068	$(3,084)	$(58,090)	$(58,106)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2019	2018

Operating activities:
Net loss	$(32,793)	$(14,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,461	617
Depreciation expense	2,171	462
Other non-cash items	51	(1)
Changes in operating assets and liabilities:
Accounts receivable	1,499	(613)
Prepaid expenses and other current assets	(4,439)	(3,584)
Other non-current assets	582	(15)
Accounts payable	1,645	(447)
Deferred revenues	(3,365)	8,638
Accrued expenses and other liabilities	(1,750)	666

Net cash used in operating activities	(32,938)	(8,622)

Investing activities:
Purchases of property and equipment	(953)	(1,900)

Net cash used in investing activities	(953)	(1,900)

Financing activities:
Payments related to finance leases	(1,383)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	37,274	6,439
Proceeds from issuance of common stock, net of issuance costs	74,743	—
Proceeds from borrowings	—	428

Net cash provided by financing activities	110,634	6,867

Net increase (decrease) in cash, cash equivalents and restricted cash	76,743	(3,655)

Cash, cash equivalents and restricted cash at beginning of period	48,580	61,362
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,313)	(1,915)
Cash, cash equivalents and restricted cash at end of period	$124,010	$55,792

Supplemental disclosure of cash flow information:
Cash paid for interest	$(32)	$(39)
Cash paid for income taxes	$(109)	$(26)

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

The accompanying condensed consolidated balance sheets as of September 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock split

On April 5, 2019, the Company effected a 11.643‑for-one stock split of its issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the split. All issued and outstanding share and per share amounts of common stock and options included in the accompanying condensed consolidated financial statements have been adjusted to reflect this stock split for all periods presented. The conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 8) have been adjusted proportionally.

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through September 30, 2019, the Company has funded its operations with proceeds from sales of common stock in the IPO, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $32.8 million and $14.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company had an accumulated deficit of $92.8 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 12, 2019, the filing date of this Quarterly Report on Form 10‑Q, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. The net proceeds from the Company’s offerings in the nine months ended September 30, 2019 have been deposited in interest-bearing bank accounts with investment grade US financial institutions and have been partially invested in a money market fund.  The money market fund, held in U.S. dollar, is primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2018 and September 30, 2019, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with European banks at our Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2019 cash equivalents consisted of money market funds. As of December 31, 2018, the Company had no cash equivalents.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs in prepaid expenses and other current assets until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of the additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. Total offering costs of $9.4 million recorded in stockholders’ equity in the nine month ended September 30, 2019 included $1.4 million of cost incurred in previous periods, which were initially recorded as deferred offering costs as of December 31, 2018.

Fair value measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

•

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 4).

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Under the Gilead Agreement, the Company granted Gilead an exclusive, royalty-bearing license to the Company’s technology platforms. In June 2018, the Company has received a non-refundable $10.0 million upfront payment from Gilead of which $1.1 million and $3.4 million, respectively was recorded as revenue from collaboration and licensing in the three months and nine months ended September 30, 2019 and $3.6 million was included as a liability in deferred revenues, current and non-current, as of September 30, 2019. Approximately 66% of the upfront payment included in deferred revenue as of September 30, 2019 is expected to be recognized in the remainder of 2019, 32% in 2020 and the remaining 2% in 2021. Gilead is also obligated to make additional payments to the Company upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to a total of $280 million. The commercial milestones amount to a total of $100 million. Additionally, Gilead is obligated to pay royalties on net sales for each program. All payments from Gilead have a 60 days payment term. In addition to the $1.1 million recognition of the upfront payment, the Company recognized $0.9 million revenue from cost reimbursements for research and development services in the three months ended September 30, 2019. In the nine months ended September 30, 2019, the Company recognized $2.9 million revenue from cost reimbursements for research and development services and $2.0 million in milestone payments. For the three and nine months ended September 30, 2018, revenue from reimbursement of research and development expenses was $0.7 and $0.9 million, respectively, and revenue from partial recognition of the upfront payment was $1.2 million and $1.6 million, respectively.

Sublicense fees payable to certain licensors of technologies upon the receipt of the non-refundable upfront payment, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of September 30, 2019 and December 31, 2018, the contract asset relating to the sublicense payment was $0.4 million.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at September 30, 2019 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,000	$—	$—	$35,000
Total	$35,000	$—	$—	$35,000

The Company did not have any money market funds as of December 31, 2018.

During the nine months ended September 30, 2019, there were no transfers between Level 1, Level 2 and Level 3.

5. Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

ranging from 2 years to 5 years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use assets and lease liabilities. The Company is required to maintain a cash balance of $0.3 million to secure a letter of credit associated with a real estate lease. This amount was classified as non-current restricted cash in the consolidated balance sheet as of September 30, 2019.

Certain of the Company’s leases qualify as operating leases, and certain of its leases qualify as finance leases. The following table summarizes the presentation in the condensed consolidated balance sheets:

		September 30,
	Balance sheet location	2019
Assets
Operating lease assets	Operating lease assets	$8,127
Finance lease assets	Other non-current assets	1,631
Total lease assets		9,758
Liabilities
Current operating lease liability	Accrued expenses and other current liabilities	1,744
Current finance lease liability	Accrued expenses and other current liabilities	141
Total current lease liabilities		1,885
Non-current operating lease liability	Operating lease liabilities, non-current	5,558
Non-current finance lease liability	Other non-current liabilities	382
Total non-current lease liabilities		5,940
Total lease liabilities		$7,825

In the nine months ended September 30, 2019 the Company terminated a lease of office space and derecognized the relating right of use asset and the lease liability of $0.2 million.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss:

		Three months ended	Nine months ended
	Income statement location	September 30, 2019	September 30, 2019
Operating lease expenses	Research and development expenses	$304	$802
	General and administrative expenses	200	510
Finance lease amortization expenses	Research and development expenses	95	253
	General and administrative expenses	4	10
Interest on finance lease liabilities	Interest expenses	2	7
Sublease income	Other income (expense)	(38)	(65)
Net lease expense		$567	$1,517

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The minimum lease payments for the next five years and thereafter are expected to be as follows:

	September 30, 2019
	Operating lease	Finance lease	Total
2019 (remaining three months)	$416	$35	$451
2020	1,780	138	1,918
2021	1,785	125	1,910
2022	1,784	118	1,902
2023	1,773	116	1,889
2024	127	10	137
Thereafter	—	—	—
Total lease payments	7,665	542	8,207
Less: interest	363	19	382
Present value of lease liabilities	$7,302	$523	$7,825

Under the prior lease guidance minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2018, were as follows (in thousands):

Year ending December 31	Amount
2019	$520
2020	278
2021	43
2022	43
2023	11
Thereafter	—
Total	$895

These annual minimum lease payments did not include the embedded lease obligations under service agreements, which commenced in the nine months ended September 2019.

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

September 30,
2019

Weighted average remaining lease term in years	4.3
Weighted average discount rate (1)	2.3%

(1)	The majority of the contracts are concluded in euros. The discount rate was determined on a currency-equivalent basis.

The weighted average remaining lease term and weighted average discount rate of finance leases are as follows:

September 30,
2019

Weighted average remaining lease term in years	4.2
Weighted average discount rate (1)	1.7%

(1)	The contracts are concluded in euros. The discount rate was determined on a currency-equivalent basis.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company subleases certain of its leased real estate that it does not currently utilize to a third party. The sublease has a remaining lease terms of 1.4 years without an option to renew and has been qualified as an operating lease. The Company recognizes sublease income in its condensed consolidated statements of operations and comprehensive loss. The Company continued to account for the head lease as it did before sublease commencement.

Supplemental disclosure of cash flow information related to our operating and finance leases included in cash flows provided by operating activities in our condensed consolidated statements of cash flows is as follows:

Nine months ended
September 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities (1)	$2,148
Cash paid for amounts included in the measurement of finance lease liabilities (1)	1,427
Operating lease assets obtained in exchange for lease obligations (2)	5,558
Finance lease assets obtained in exchange for lease obligations (2)	634

(1)	The cash paid for amounts included in the measurement of lease liabilities includes upfront payments.
(2)	The lease assets reported in the cash flow information exclude upfront payments.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Consulting fees	$433	$1,764
Salaries and bonuses	1,733	1,404
Social security contributions	150	121
Unearned grant income (current)	912	833
Operating lease liabilities	1,744	—
Finance lease liabilities	141	—
Other accruals and liabilities	114	298
Total	$5,227	$4,420

7. Loans payable

As of September 30, 2019 and December 31, 2018, loans payable consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018

Loans from FFG	$7,916	$8,316
Unamortized debt discount	(3,150)	(3,924)
Total Loans payable, net	$4,766	$4,392

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

8. Redeemable convertible preferred stock

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

In February 2019, the Company issued and sold 257,000 shares of Series D Preferred Stock at an average price of $145.65 per share for gross proceeds of $37.4 million. The Company incurred issuance costs in connection with the Series D Preferred Stock of $0.2 million.

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

As of September 30, 2019, the Company had no shares of Preferred Stock outstanding. The Company is authorized to issue 10,000,000 shares of undesignated preferred stock.

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

9. Common stock and Class A common stock

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

As of September 30, 2019, the Company was authorized to issue 100,000,000 shares of common stock and 3,900,000 shares of Class A common stock and had 21,588,756 shares of common stock and 3,819,732 shares of Class A common stock outstanding and issued.

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

10. Stock-based compensation

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

Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. As of September 30, 2019,  1,520,010 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan is 2,608,042, shares which shall be cumulatively increased each year by up to 4.0% of the then outstanding number of shares. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Options granted to non-executive directors generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date.

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

The following table summarizes, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Risk-free interest rate	1.93%	—	2.38%	—
Expected term (in years)	6.1	—	6.1	—
Expected volatility	79.3%	—	74.3%	—
Expected dividends	—	—	—	—

For the 2019 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data. In the three and nine months ended September 30, 2018 the Company did not issue any stock options.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2019 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2018	1,606,325	$1.95	8.0	$13,466
Granted	1,235,376	13.67
Exercised	—	—
Forfeited	(103,867)	6.36
Outstanding as of September 30, 2019	2,737,834	$7.07	8.3	$9,379

Options exercisable as of September 30, 2019	864,361	$0.13	7.3	$6,367
Options unvested as of September 30, 2019	1,873,473	$10.27	8.8	$3,012

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The estimated fair value per common stock used for calculating the intrinsic values as of September 30, 2019 and December 31, 2018, was $7.50 and $10.33, respectively.

No cash from option exercise was received in the nine months ended September 30, 2019 and 2018, respectively.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Research and development expenses	$659	$93	$1,321	$280
General and administrative expenses	1,213	112	2,140	337
	$1,872	$205	$3,461	$617

11. Income taxes

Income tax expense during the three and nine months ended September 30, 2018 and 2019 resulted from minimum tax obligations. During the three and nine months ended September 30, 2018 and 2019, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2019 and December 31, 2018. Management reevaluates the positive and negative evidence at each reporting period.

12. Commitments and contingencies

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of September 30, 2019, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $16.0 million, of which $3.1 million relate to 2019 (remaining three months) deliverables, $10.0 million relate to 2020 deliverables and $2.9 million relate to 2021 deliverables.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three and nine months ended September 30, 2019, the Company recorded $0.1 million and $0.4 million, respectively, in licensing fees from intellectual property licenses as research and development expenses. These amounts mainly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2019 and December 31, 2018.

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

13. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Numerator:
Net loss	$(11,385)	$(3,953)	$(32,793)	$(14,345)

Denominator:
Weighted-average common shares outstanding, basic and diluted	25,408,488	911,777	15,308,071	911,777

Net loss per share, basic and diluted	$(0.45)	$(4.34)	$(2.14)	$(15.73)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares (Common Stock and Class A Common Stock) outstanding would have been anti-dilutive. Potentially dilutive securities as of September 30 that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and nine months ended September 30,
	2019	2018

Series A Preferred Stock	—	1,604,574
Series B Preferred Stock	—	5,730,612
Series C Preferred Stock	—	8,074,447
Series D Preferred Stock	—	—
Options issued and outstanding	2,737,834	1,428,191
Total	2,737,834	16,837,824

14. Related parties

The Company is party to research and service arrangements with the University of Basel. The Company’s Chief Scientific Officer and his spouse are employees of the University of Basel and both involved in providing the services under these arrangements. In the nine months ended September 30, 2019 and 2018, the Company recorded $0.3 million and $0.3 million, respectively, in research and development expenses for service fees paid to the University of Basel. The University of Basel is also entitled to receive de minimis royalties on the net sales of any product that is based on a patent created by the Company’s Chief Scientific Officer in the course of his consulting services to the Company. In the nine months ended September 30, 2019 and 2018, no royalties were paid pursuant to the terms of this arrangement.

During the nine months ended September 30, 2019, the Company issued 50,670 shares of Series D Preferred Stock for total gross proceeds of $7.4 million and 1,303,750 shares of common stock for total gross proceeds of $18.3 million to certain stockholders that were related parties as part of the IPO.

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

We have funded our operations to date primarily from private placements of our redeemable convertible preferred stock, with aggregate gross proceeds of approximately $142.5 million, grant funding and loans from an Austrian government agency, and $14.8 million in upfront and milestone payments from Gilead in connection with a research collaboration and license agreement. On April 23, 2019, we completed an initial public offering of our common stock, or IPO, by issuing 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million.

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

We have incurred net losses each year since our inception in 2011, including net losses of $11.4 million and $32.8 million for the three and nine months ended September 30, 2019 and $4.0 million and $14.3 million for the three and nine months ended September 30, 2018. As of September 30, 2019, we had an accumulated deficit of $92.8 million and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish a commercial manufacturing facility.

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

Since entering into the Collaboration Agreement, we have received from Gilead the non-refundable upfront payment of $10.0 million discussed above and we have recognized $4.9 million of cost reimbursements for research and development services performed under the Collaboration Agreement. In December 2018, we achieved the first pre-clinical milestone under the HIV program, entitling us to a payment of $2.8 million from Gilead, which we received in January 2019. In May 2019, we achieved a further pre-clinical milestone under the HBV program, entitling us to an additional milestone payment of $2.0 million, which we received in July 2019.

Operating Expenses

Our operating expenses since inception have only consisted of research and development costs and general administrative costs.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting a Phase 1 clinical trial and initiating a Phase 2 clinical trial for HB‑101 as well as an IND for HB-201. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that it is more likely than not that we will not realize the benefits of the deferred tax asset, and accordingly, established a full valuation allowance as of September 30, 2019.

Results of Operations

Comparison of Three and Nine months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue from collaboration and licensing	$2,038	$1,900	$8,324	$2,549
Operating expenses:
Research and development	(11,025)	(6,170)	(35,133)	(17,350)
General and administrative	(4,589)	(1,282)	(11,051)	(4,175)
Total operating expenses	(15,614)	(7,452)	(46,184)	(21,525)
Loss from operations	(13,576)	(5,552)	(37,860)	(18,976)
Other income (expense):
Grant income	1,258	1,762	3,994	5,217
Interest income	565	—	1,140	0
Interest expense	(227)	(194)	(650)	(578)
Other income and expenses, net	604	33	692	19
Total other income (expense), net	2,200	1,601	5,176	4,658
Net loss before tax	(11,376)	(3,951)	(32,684)	(14,318)
Income tax expense	(9)	(2)	(109)	(27)
Net loss	$(11,385)	$(3,953)	$(32,793)	$(14,345)

Revenue from collaboration and licensing

Revenue was $2.0 million and $8.3 million, for the three and nine months ended September 30, 2019, respectively, and $1.9 million and $2.5 million for the three and nine months ended September 30, 2018.

The increase of $0.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due to higher cost reimbursements received under the Collaboration Agreement with Gilead. For the three months ended September 30, 2019, this revenue included $0.9 million from reimbursement of research and development expenses and $1.1 million from partial recognition of revenue related to the upfront payment of $10.0 million that we received in June 2018. For the three months ended September 30, 2018, revenue from reimbursement of research and development expenses was $0.7 million and revenue from partial recognition of the upfront payment was $1.2 million.

The increase of $5.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was also due to the increase in recognition of revenue under the Collaboration Agreement with Gilead which was entered into in the second quarter of 2018. For the nine months ended September 30, 2019 and 2018 this revenue included $2.9 million and $0.9 million, respectively, from reimbursement of research and development expenses, $3.4 million and $1.6 million, respectively, from partial recognition of revenue related to the upfront payment, and $2.0 million and no revenue, respectively, related to the achievement of a research milestones.

Research and Development Expenses

For the three and nine months ended September 30, 2019, our research and development expenses were $11.0 million and $35.1 million, respectively, compared to $6.2 million and $17.4 million, for the three and nine months ended September 30, 2018.

The primary drivers of the increase of $4.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 were an increase in direct research and development expenses by $3.6 million and an increase in personnel expenses by $0.9 million. Direct research and development expenses increased primarily due to the expansion of earlier stage programs and the preparation costs of clinical trials for our HB-201 and HB-202 programs. In addition, costs related to our collaboration with Gilead contributed to the increase in direct expenses. Personnel-related research and development expenses increased by $0.9 million, primarily a result of our increased research and development headcount and an increase in stock compensation expenses. In addition, an increase in facility related costs of $0.1 million and in other internal costs of $0.2 million contributed to the overall increase in internal research and development expenses of $1.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The increase of $17.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase of direct research and development expenses by $14.4 million. Direct research and development expenses increased primarily due to the preparation costs of clinical trials for our HB-201 and HB-202 programs, the expansion of earlier stage programs and our collaboration with Gilead. Personnel-related research and development expenses increased by $2.3 million, primarily a result of our increased research and development headcount. In addition, an increase in facility-related costs of $0.2 million and in other internal costs of $0.9 million contributed to the overall increase in internal research and development expenses of $3.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Direct research and development expenses by program:
HB-101	$721	$475	$3,195	$3,685
HB-201/202	3,915	3,184	10,661	5,759
Gilead partnered programs(1)	701	350	2,356	416
Other and earlier-stage programs	2,307	26	9,687	1,665
Sub-total direct expenses	7,644	4,035	25,899	11,525
Internal research and development expenses:
Personnel related (including stock-based compensation)	2,490	1,583	6,469	4,201
Facility related	403	272	1,132	853
Other internal costs	488	280	1,633	771
Sub-total internal expenses	3,381	2,135	9,234	5,825
Total research and development expenses	$11,025	$6,170	$35,133	$17,350

(1)	Expenses incurred by us in connection with Gilead partnered programs are reimbursed to us by Gilead and accounted for as revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $4.6 million, compared to $1.3 million for the three months ended September 30, 2018. The increase of $3.3 million was primarily due to an increase in personnel related expenses of $2.0 million, an increase in professional and consulting fees of

$1.0 million and an increase in other general and administrative expenses of $0.3 million. Personnel-related expenses increased mainly due to an increase in stock compensation expenses, an increase in salaries and the growth in headcount in our general and administrative functions. The increase in professional and consulting fees resulted from an increase in accounting, audit and legal fees as well as costs associated with ongoing business activities and costs to operate as a public company.

General and administrative expenses for the nine months ended September 30, 2019 were $11.0 million, compared to $4.2 million for the nine months ended September 30, 2018. The increase of $6.8 million was primarily due to an increase in personnel-related expenses of $3.4 million, an increase in professional and consulting fees of $2.5 million and an increase in other general administrative expenses of $0.9 million. Personnel related expenses increased mainly due to an increase in stock compensation expenses, an increase in salaries and the growth in headcount in our general and administrative functions. The increase in professional and consulting fees resulted from an increase in accounting, audit and legal fees as well as costs associated with ongoing business activities and costs to operate as a public company.

Grant Income

In the three months ended September 30, 2019 we recorded grant income of $1.3 million, compared to $1.8 million in the three months ended September 30, 2018 from grants, research incentives and imputed benefits from below market interest rates on loans from governmental agencies.

In the nine months ended September 30, 2019, we recorded grant income of $4.0 million, compared to $5.2 million in the nine months ended September 30, 2018. The decrease of $1.2 million was primarily due to the expiry of a grant from the Austrian Research Promotion Agency, or FFG, which was partially offset by higher income from other Austrian research and development incentives.

Interest Income and Expense

Interest income was $0.6 million and $1.1 million for the three and nine months ended September 30, 2019, compared to no interest income for the three and nine months ended September 30, 2018. The interest income represents interest from cash and cash equivalents held in US dollars resulting from the proceeds from the issuance of Series D Preferred Stock, our IPO, and payments received under our collaboration with Gilead. During the three and nine months ended September 30, 2019 our cash, cash equivalents and restricted cash were mainly held in dollars at US investment grade financial institutions or in money market funds. In addition smaller amounts were held in euros at our Austrian subsidiary which produced no interest income due the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, and 2018, respectively. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

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

We have raised gross proceeds of approximately $142.5 million from the issuance of our convertible preferred stock and $10.0 million from a non-refundable upfront payment pursuant to the Collaboration Agreement with Gilead. On April 23, 2019, we completed our IPO by issuing 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. As of September 30, 2019, the principal amount outstanding under loans from government agencies was $7.9 million and we had cash, cash equivalents and restricted cash of $124.0 million.

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

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of September 30, 2019, the unamortized debt discount related to FFG Loans was $3.2 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of September 30, 2019, we had an accumulated deficit of $92.8 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities:	$(32,938)	$(8,622)
Net cash used in investing activities	(953)	(1,900)
Net cash provided by financing activities	110,634	6,867
Net increase (decrease) in cash and cash equivalents	76,743	(3,655)

Cash Used in Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities was $32.9 million, which consisted of a net loss of $32.8 million, adjusted by non-cash charges of $5.7 million and cash used due to changes in our operating assets and liabilities of $5.8 million. The non-cash charges consisted primarily of stock-based compensation of $3.5 million and depreciation and amortization expense of $2.2 million. The change in our operating assets and liabilities was primarily due to an increase of $4.4 million in prepaid expenses and other current assets, a decrease of accrued expenses and other current liabilities of $ 1.7 million, and a decrease in deferred revenues of $3.4 million, partially offset by a decrease in accounts receivable of $1.5 million, an increase of accounts payable of $ 1.6 million, and a decrease in other non-current assets of $0.6 million.

During the nine months ended September 30, 2018, cash used in operating activities was $8.6 million, which consisted of a net loss of $14.3 million, adjusted by non-cash charges of $1.1 million and cash provided by changes in our operating assets and liabilities of $4.6 million. The change in our operating assets and liabilities was primarily due to an increase in deferred revenues of $8.6 million mainly driven by the unrecognized portion of the $10.0 million upfront payment received pursuant to the Collaboration Agreement. The cash effect of this increase was partially offset by an increase in prepaid expenses and other current assets of $3.6 million, which was mainly a result of an increase in assets related to future research incentive payments.

Cash Used in Investing Activities

During the nine months ended September 30, 2019, cash used in investing activities was $1.0 million and resulted from capital expenditures in connection with an expansion of our laboratory and office space and purchase of property and equipment.

During the nine months ended September 30, 2018 cash used in investing activities was $1.9 million, which resulted from capital expenditures in connection with leasehold improvements to expand our laboratory space and for purchase of property and equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities was $110.6 million, which consisted of net proceeds of $37.3 million from the issuance of shares of our Series D convertible preferred stock in February 2019, and net proceeds of $74.7 million from our IPO in April 2019, partially offset by an upfront payment for embedded finance lease assets.

During the nine months ended September 30, 2018, cash provided by financing activities was $6.9 million, which primarily consisted of $6.4 million in net proceeds from the issuance of shares of our Series C convertible preferred stock in December 2017, and of proceeds from borrowings of $0.4 million, received under the FFG Loans.

Off-Balance Sheet Arrangements

We did not have during the periods presented and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2019 (in thousands):

	Payments Due by Calendar Year
		Remainder
	Total	of 2019	2020 - 2021	2022 - 2023	Thereafter
Lease commitments	$8,207	$451	$3,828	$3,791	$137
CMO commitments	16,040	3,087	12,953	—	—
Debt obligations	7,916	—	2,063	3,541	2,312

Total	$32,163	$3,538	$18,844	$7,332	$2,449

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

Emerging Growth Company Status and Smaller Reporting Company

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of September 30, 2019 included substantial amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $124.0 million as of September 30, 2019, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2019 due to the material weakness described below.

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

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. We have hired additional qualified accounting personnel and segregated duties among accounting personnel. We have identified and documented our key internal controls and strengthened supervisory reviews by our management. These additional resources and procedures are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of senior management and our audit committee, we have begun taking steps to remediate the underlying causes of the material weaknesses. During the nine months ended September 30, 2019, we have undertaken the following activities to improve our internal controls over financial reporting:

•

Hired additional finance and accounting staff with financial controls and GAAP reporting experience. Hired additional human resources and IT staff to segregate duties in the areas of payroll and system controls.

•	Implemented formal disclosure controls and procedures, including the formalization of a disclosure committee and requiring management sub-certifications from employees in key functional areas.
•	Engaged third party specialists to support our compliance with internal control requirements.
•	Initiated the development of formalized accounting policies and procedures, and clearly defined authorities.
•

Identified and documented our significant financial reporting risks and mitigating controls. Documented existing controls, implemented additional controls and identified remaining deficiencies. Developed control matrices to monitor controls and continue to improve internal controls to remediate the remaining deficiencies.

Changes in Internal Control Over Financial Reporting

Other than the applicable remediation efforts as described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.     Risk Factors

There have been no material changes from the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2019.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by us during the three months ended September 30, 2019.

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

The net proceeds from the offering have been partially invested in a money market fund and partially deposited in an interest-bearing bank account with an investment grade financial institution. There has been no material change in our planned use of the net proceeds from the offering as described in our Prospectus dated April 17, 2019.

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

HOOKIPA Pharma Inc.

Date: November 12, 2019	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial Officer)