Form 10-K
period 2019-12-31
HOOKIPA Pharma Inc.
filed 2020-03-19
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001‑38869

HOOKIPA PHARMA INC.

(Exact name of registrant as specified in its charter)

Delaware	81‑5395687
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue, 72nd Floor, Suite 7240 New York, New York	10118
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: +43 1 890 63 60

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	HOOK	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 28, 2019 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $100,500,000. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 18, 2020 was 21,824,990 and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K, including “Business” in Part I Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Annual Report on Form 10‑K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10‑K  or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10‑K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10‑K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10‑K will be deemed to modify or supersede such statements in this Annual Report on Form 10‑K.

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

Note Regarding Trademarks

This 10-K report includes our trademarks and trade names, including, without limitation, VAXWAVE® and THERAT®, which are our property and are protected under applicable intellectual property laws. This 10-K report also includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this 10-K report appear without the ® symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, trade names and service marks appearing in 10-K report are the property of their respective owners.

Unless otherwise indicated or the context otherwise requires, all references in this 10-K report to “HOOKIPA Pharma,” “HOOKIPA,” the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to HOOKIPA Pharma Inc. and our consolidated subsidiaries.

PART I

Item 1.  Business

Overview

We are a clinical‑stage biopharmaceutical company developing a new class of immunotherapeutics targeting infectious diseases and cancers based on our proprietary arenavirus platform that is designed to reprogram the body’s immune system. We are using our “off‑the‑shelf” technologies, VaxWave and TheraT, to elicit directly within patients a powerful and durable response of antigen‑specific killer T cells and antibodies, thereby activating essential immune defenses against infectious diseases and cancers. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by eliciting killer T cell response levels previously not achieved by other published immunotherapy approaches. Our lead infectious disease product candidate, HB‑101, is in a randomized, double‑blinded Phase 2 clinical trial in patients awaiting kidney transplantation from Cytomegalovirus, or CMV,‑positive donors. Our lead oncology product candidates, HB‑201 and HB‑202, are in development for the treatment of Human Papillomavirus‑positive cancers. In December 2019, we initiated the Phase 1/2 clinical trial for HB-201 and expect preliminary results in late 2020 or early 2021.We plan to file an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA, for HB‑202 in first half 2020. We have also entered into a strategic partnership with Gilead Sciences, Inc., or Gilead, to develop infectious disease product candidates intended to support functional cures for chronic Hepatitis B virus, or HBV, and human immunodeficiency virus, or HIV, infections. Based on preclinical data generated to date, Gilead has committed to preparations to advance the HBV and HIV candidates toward development.

Our platform is based on engineering arenaviruses to carry and deliver virus‑specific or tumor‑specific genes directly in patients to antigen presenting cells, or APCs, such as dendritic cells, which are natural activators of killer T cells, also known as cytotoxic T cells, or CD8+ T cells. Arenaviruses have been used for decades as a preclinical tool to study CD8+ T cell responses. Our co‑founder, Rolf Zinkernagel, was awarded a Nobel Prize in Physiology or Medicine for his arenavirus‑based work on how CD8+ T cells recognize virus‑infected cells. We believe that arenaviruses have several key advantages which give them the characteristics of an optimal antigen‑specific immunotherapy, including:

•	ability to induce a robust CD8+ T cell response by directly targeting and activating APCs, such as dendritic cells, which are the most efficient antigen‑presenting cells of the body;
•	ability to induce a robust antibody response to disease‑specific target antigens;
•	are not neutralized by vector‑specific antibodies, thereby allowing for repeat administration that can boost immune response;
•	do not require an adjuvant to stimulate the immune system; and
•	have been observed to be well tolerated in preclinical studies and clinical trials.

We believe we are the first to reengineer arenaviruses for therapeutic purposes. We have created two technologies capable of delivering disease‑specific antigens for the prevention and treatment of disease. Our first technology, VaxWave, is a replication‑defective arenavirus which induces a strong immune response for prophylactic use against infectious disease. Our second technology, TheraT, is a replication‑attenuated arenavirus which produces an even more powerful immune response that we believe is more appropriate for use in oncology. In preclinical studies, our TheraT technology was able to reprogram the immune system such that more than half of the body’s CD8+ T cells focused on a specific cancer antigen target of our choice without observed serious adverse events. We have designed our platform to be modular in nature in order to allow substitution of antigens to target a broad range of infectious diseases and cancers. We have a robust intellectual property portfolio for our suite of arenaviruses with exclusive rights in issued patents and patent applications related to our VaxWave technology and exclusive and joint rights in patent applications related to our TheraT technology. These platform technologies can be used with a broad spectrum of antigens in therapeutic applications in immunotherapy ranging from infectious diseases to oncology. We believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage.

We believe that our arenavirus platform approach gives us a unique and powerful way to tap into the biology of the immune system and reprogram it by instructing APCs, such as dendritic cells, to express antigen‑encoding genes that direct the immune system to the desired targets. Our product candidates are designed to deliver full‑length proteins to activate T cells and B cells to produce a robust immune response through natural means, avoiding the use of artificial ex vivo constructs such as CAR‑T cells and related approaches that bypass the immune system’s normal control mechanisms. Although these latter approaches have shown clinical efficacy, they have the potential to cause life‑threatening side effects, including cytokine release syndrome. In addition, we believe that our “off‑the‑shelf” immunotherapy is simpler, more straightforward and cost effective to manufacture and administer than CAR‑T cells or other patient‑derived cellular approaches.

Our lead product candidate in infectious diseases, utilizing VaxWave technology, is HB‑101, which is being developed for the prevention of pathology associated with CMV infections. A majority of the worldwide human population is latently infected with CMV and can transmit the infection through bodily fluids. While infection in immunocompetent persons typically presents as mild or asymptomatic, CMV remains a major cause of morbidity and mortality in persons with a compromised immune system and in patients undergoing solid organ or hematopoietic stem cell transplants. In a CMV‑negative patient receiving an organ or stem cells from a CMV‑positive donor, the spread of the virus through the bloodstream, known as viremia, can cause end‑organ disease, such as hepatitis, pneumonitis, gastroenteritis and retinitis, and can result in transplant rejection and death. In this high risk patient group, approximately 80% of kidney transplant recipients develop active CMV infections. CMV disease in the transplant setting varies according to the type of transplant, the immunosuppressive drugs used and the presence of any other comorbidity risk factors. Symptomatic CMV infections develop in patients in between 8% and 32% of kidney transplants, 22% and 29% of liver transplants, 9% and 23% of heart transplants and 50% and 75% of lung transplants. Based on a market research study we commissioned from an independent third party and reviewed by management, we believe that approximately 110,000 patients are added to the solid organ transplant waiting list annually in developed countries, with kidney transplantation representing approximately 60% of cases. Furthermore, more than 20,000 allogeneic cell transplants, in which cell and tissue donors are matched with transplant recipients, are carried out annually worldwide. In this group, the incidence of CMV infection is approximately 30% as a result of the donor being CMV positive. Current therapies to prevent the transmission of CMV during organ transplants utilize antiviral prophylactic and therapeutic strategies. However, these therapies are only partially protective in preventing viral disease while also being hampered by toxicity and resistance.

HB‑101 delivers two clinically validated antigens, phosphoprotein 65, or pp65, to induce CMV‑specific CD8+ T cells and glycoprotein B, or gB, to elicit CMV‑neutralizing antibodies. In our Phase 1 clinical trial, HB‑101 was well tolerated and elicited a strong CMV‑specific immune responses in all 42 of the treatment arm volunteers. Importantly, we observed robust CD8+ and CD4+ T cell responses as well as CMV‑neutralizing antibody responses, without meaningful vector‑neutralizing antibody responses. These responses increased in a statistically significant manner upon repeat administration. We believe these results demonstrate the differentiating features of our arenavirus platform. In the fourth quarter of 2018, we commenced a Phase 2 clinical trial for HB‑101 in CMV‑negative patients awaiting kidney transplantation from living CMV‑positive donors. Based on HB-101’s tolerability profile in the target patient population, and to gain further insights that will inform Phase 3 trial design, we added a new cohort of CMV-positive recipients awaiting kidney transplantation from CMV-positive or -negative donors to the trial in early 2020. We believe that the addition of CMV-positive patients will help to expedite trial recruitment and we expect full enrollment of the trial to be completed by the end of 2020. We expect safety and immunogenicity data from approximately one-third of the total 150 patients to be enrolled in this trial in the first half of 2020, and preliminary efficacy data to follow in the late second half of 2020.

We are developing our lead oncology product candidates, HB‑201 and HB‑202, both utilizing TheraT technology, for cancers caused by Human Papillomavirus, or HPV. These cancers account for approximately 5% of the total worldwide cancer prevalence and recent studies have shown that approximately 70% of cancers of the tonsil and tongue base and the majority of cervical and anal cancers may be linked to HPV. Tumors caused by HPV are referred to as HPV‑positive tumors, or HPV+, and can be characterized by their expression of proteins from the HPV genome, particularly the viral E6 and E7 proteins. These two proteins are expressed in tumors but absent in normal cells, which makes them ideal target candidates for immunotherapy, however, to date, there are no therapeutically approved agents directed against these targets.

HB‑201 utilizes our TheraT replication‑attenuated viral vector technology to target E6 and E7 proteins on HPV16+ cancer cells. In preclinical studies, HB‑201 as a monotherapy was effective at suppressing tumor growth and eliminated up to 40% of HPV+ tumors. HB‑201 generated a strong and durable T cell response with successfully treated animals demonstrating resistance to a tumor re‑challenge. Based on these preliminary results, we believe that treating patients with HB‑201 has the potential to both control metastatic disease and prevent relapse. HPV16+ cancers include cancers of the head, neck, anus, vagina, cervix and penis. Based on a market research study we commissioned from an independent third party, we believe that in developed countries, approximately 70,000 patients annually are newly diagnosed with HPV16+ head and neck cancer. Each year, approximately 30,000 of these patients present with metastatic disease and an additional 10,000 patients progress to the recurrent and metastatic stages of the disease. We initiated a Phase 1/2 clinical trial for HB-201 in December 2019 to assess its safety and efficacy, both as a monotherapy and in combination with an approved checkpoint inhibitor. Our second planned Phase 1/2 clinical trial will assess the safety and efficacy of the combination of HB‑201 and HB‑202 in HPV16+ cancers, with or without an approved checkpoint inhibitor. HB‑202 is also based on our TheraT technology and similarly targets E6 and E7 of HPV16+ tumors, but uses a different arenavirus than HB‑201. We believe that our preclinical studies demonstrate that the combination of HB‑201 and HB‑202 results in a synergistic increase in E7 immunogenicity as compared to either HB‑201 or HB‑202 alone. Our goal is to establish the safety of this combination approach and its superiority over monotherapy.

In June 2018, we partnered with Gilead a world leader in innovative therapies against infectious diseases, to develop arenavirus based therapeutics to HBV and HIV infections. We received a one‑time upfront payment of $10.0 million upon entering into the agreement. We are also eligible to receive milestone payments based upon the achievement of specified development, regulatory, and commercial milestones potentially amounting to approximately $400 million, as well as tiered royalties ranging from high single‑digit to mid‑teens percentage on net sales. During 2019, we received $6.0 million in milestone payments from Gilead for the delivery of research vectors and advancing the programs closer to clinical trials. Based on preclinical data generated to date,  Gilead committed to preparations to advance the HBV and HIV vectors toward development in December 2019, with the HBV development decision triggering an additional milestone payment of $4.0 million, which we received in February 2020. To enable the development activities and expanded research programs, Gilead agreed to reserve manufacturing capacity and expand the reimbursement for our resources allocated to the Gilead collaboration.

We are led by a team of highly experienced executives, clinicians, and scientists with focused and translational expertise in oncology, immunology, vaccinology, clinical development and commercialization. Our Chief Executive Officer, Joern Aldag, was previously the Chief Executive Officer of uniQure, a company that under his leadership pioneered the approval of the first gene therapy product. Igor Matushansky, M.D., Ph.D., our Chief Medical Officer and Global Head of Research and Development was previously Global Head of Translational Development for Oncology at Daiichi Sankyo. The fundamental discoveries underlying our arenavirus platform originated with our co‑founders, Nobel laureate Rolf Zinkernagel, M.D., and Daniel Pinschewer, M.D., an internationally recognized arenavirus expert who serves as Scientific Advisor to our Chief Executive Officer.

Our Pipeline

We are leveraging our modular arenavirus platform to develop the following product candidates for multiple infectious diseases and cancers:

We are also pursuing the development “off‑the‑shelf” cancer therapies by identifying the next generation cancer‑testis antigens, which are tumor‑associated antigens that are generally not expressed in normal issue.

Background

Immune System Function: Antigen Presentation by Dendritic and Other Antigen Presenting Cells

The immune system is designed to protect the human body from infections and cancers. Infections can be generally defined as the proliferation of foreign microorganisms such as bacteria, viruses, and parasites in a patient’s body resulting in clinical manifestations of disease. Cancer can be generally defined as the uncontrolled proliferation of native cells resulting in disease. In both cases, the immune system recognizes and destroys microorganisms, infected cells and cancers by targeting specific proteins, or antigens, as well as their immunogenic sub‑parts, which are referred to as epitopes.

The innate immune system is the body’s first line of defense and enables a rapid, short‑lived and non‑specific response. In contrast, the adaptive immune system utilizes highly specialized immune cells called lymphocytes that have been selected to recognize specific foreign antigens. Although it takes longer to mobilize, the adaptive immune system is capable of providing long‑term, more effective immunity against specific pathogens by being able to recall prior antigen exposure and mounting a very powerful and specific response.

In order for the adaptive immune system to function effectively, the innate immune system must first present disease specific antigens to a subset of lymphocytes called T cells in order to “instruct” the T cells as to which antigen they must recognize. The T cell population consists of CD8+ T cells, those that kill virus‑infected and cancer cells by releasing cytotoxic proteins, and CD4+ T cells that help or stimulate additional parts of the immune system such as B cells that produce antibodies. Antigen presentation to T cells is mediated by APCs, such as dendritic cells.

Immunotherapy and Current Limitations

The clinical application of immunotherapy in the context of managing infectious diseases and cancers is distinctly different. The approach taken for infectious diseases is commonly that of “vaccination,” whereby the aim is to prevent onset of disease by administering a derivative of the disease causing agent to a healthy individual. In contrast, for cancer, the approach is typically one of therapeutic intervention in patients with active disease.

Infectious disease and cancer immunotherapies represent areas of medicine with high potential for prophylactic and therapeutic benefit and have generated significant interest and investment from leading biopharmaceutical companies. Data from ongoing industry and academic research have demonstrated the potential clinical benefit for patients in a range of infectious disease and cancer settings and several immunotherapy products have been approved by the FDA, the European Medicines Agency, or the EMA, and other foreign regulatory agencies. However, despite ongoing development efforts and successes, we believe that the current immunotherapies are limited by several factors, including:

Lack of Robust CD8+ T Cell Response. Dendritic cells are the most efficient antigen‑presenting cells of the body and the natural mechanism by which to induce a robust CD8+ T cell response to fight the disease. However, we do not believe there are any existing immunotherapies that have the ability to independently and directly deliver full length proteins to target and activate dendritic cells to present antigens directly to CD8+ T cells. This limitation prevents them from inducing a robust and durable CD8+ T cell response.

Presence of Virus Neutralizing Antibodies and Pre‑Existing Immunity. Nearly all viral vectors used to deliver antigens elicit neutralizing antibodies against both the desired target and the vectors themselves. In some cases, these circulating antibodies can be present before treatment is commenced owing to prior virus exposure. The presence of pre‑existing vector‑neutralizing antibodies can reduce or eliminate the viral vector’s ability to elicit CD8+ T cell and antibody responses to the desired antigen. For example, a significant proportion of the global population carries adenovirus 5 neutralizing antibodies from natural infection which can affect vector immunogenicity. Even in the absence of pre‑existing immunity, if virus neutralizing antibodies are induced in response to immunization, such as is the case with recombinant adenovirus or poxvirus‑based vaccines, repeat doses administered to the patient may also be rendered ineffective or impractical.

Safety and Toxicity Concerns. Some immunotherapies, such as engineered T cells (CAR‑T and TCR‑T), use artificial constructs that bypass normal control mechanisms of the immune system. As a result these approaches have the risk of causing life‑threatening immune reactions, including cytokine release syndrome, and can have various other toxicity concerns.

Clinical Application. Two common limiting factors of many immunotherapies are the inability to deliver full length proteins directly to antigen presenting cells and the inability to be administered systemically. The former limitation restricts these therapies to being patient‑specific as they can only deliver smaller proteins such as neoantigens and it furthermore prevents an “off‑the‑shelf” approach. The latter restricts their application only to tumors that are amenable to intratumoral administration, as is the case for oncolytic viruses.

Handling and Manufacturing. Ex vivo approaches, such as CAR‑T, require CD8+ T lymphocytes to be isolated from cancer patients, manipulated, substantially expanded and delivered back into the patient. This represents a costly, time‑consuming and substantially more complex approach.

Unlike with cancer treatment, immunotherapies in the context of infectious diseases, commonly stimulate an antibody response that is dependent on the presence of CD4+ T cells. We believe that a vaccine approach that can generate the combination of CD8+ T cells with an antibody response offers a solution to optimally mobilize the immune response and potentially overcome many of the limitations that exist with current approaches.

Our Technology Platform

Our proprietary platform is based on engineering arenaviruses to carry and deliver virus‑specific or tumor‑specific genes to APCs, such as dendritic cells, which are natural activators of CD8+ T cells. Arenaviruses have been used for decades to stimulate potent CD8+ T cells responses in preclinical research. Our co‑founder, Rolf Zinkernagel, was awarded a Nobel Prize in Physiology or Medicine for his arenavirus‑based work on how CD8+ T cells recognize virus‑infected cells.

Arenaviruses have several important advantages, which we believe represent the optimal characteristics for an antigen‑specific immunotherapy. Specifically, they:

•	have the ability to induce a robust CD8+ T cell response by directly targeting and activating APCs, such as dendritic cells, which are the most efficient antigen‑presenting cells of the body;
•	have the ability to induce a robust antibody response to disease‑specific target antigens;
•	are not neutralized by vector‑specific antibodies, thereby allowing for repeat administration that can further boost immune response;
•	do not require an adjuvant to stimulate the immune system; and
•	have been observed to be well tolerated in preclinical studies and clinical trials.

The arenavirus family is comprised of over 30 currently known species, many of which we believe have potential prophylactic and therapeutic applications. We believe we are the first to reengineer arenaviruses for the prevention and treatment of disease. We have created two types of viral technologies capable of delivering disease‑specific antigens: VaxWave, a replication‑defective vector, and TheraT, a replication‑competent but attenuated vector.

Our VaxWave and TheraT technologies utilize both lymphocytic choriomeningitis, or LCMV, and Pichinde virus, or PICV, two of over 30 species of arenaviruses, as a backbone of the product candidates we are developing. LCMV is principally carried and secreted by wild mice, with human infection being secondary to such exposure and uncommon. Approximately 2% to 5% of individuals in industrialized countries have circulating antibodies against LCMV, which indicates prior exposure in these individuals. Individuals infected with LCMV typically remain asymptomatic or may present with a non‑specific and self‑resolving flu‑like illness. PICV is principally carried and secreted by Colombian rice rats (oryzomys albigularis) and is a nonpathogenic virus that does not cause disease in humans.

VaxWave Overview

Our proprietary VaxWave technology disables arenavirus replication by substituting one of its four structural genes with the gene for a desired antigen. The modified, replication‑defective arenavirus is able to directly infect individual APCs, such as dendritic cells and deliver proteins that serve as antigens to activate the immune system, but is not able to replicate and infect additional dendritic cells in the body.

Advantages of VaxWave

Based on the preclinical and clinical data that we have generated to date, we believe our VaxWave technology supports the benefits of our arenavirus platform approach. Specifically, in preclinical studies and clinical trials VaxWave has demonstrated that it is well tolerated and has the following additional benefits:

Robust CD8+ T Cell Response as Well as Pathogen Neutralization Response. Our VaxWave technology is designed to induce a robust CD8+ T cell and pathogen neutralizing response to fight disease. We believe our technology results in an immunotherapeutic approach with potential for greater potency than existing prophylactic treatments.

Immunological Memory and Protection Against Challenge. Our VaxWave technology has shown the ability to trigger a long term CD8+ T cell response of at least 12 months. Furthermore, in various animal models VaxWave immunization resulted in protection against infectious challenge.

Lack of Vector‑specific Neutralizing Antibodies. Our VaxWave technology does not generate clinically meaningful vector‑specific neutralizing antibodies, allowing for repeat administration which can further boost the immune response.

TheraT Overview

Our proprietary TheraT technology is replication‑competent but attenuated. The intent of designing a replicating vector was to allow it to retain all of the beneficial properties of VaxWave but to induce an even more robust immune response. Unlike naturally occurring arenaviruses which have two genomic segments, our TheraT constructs were engineered to have three segments in order to allow for the introduction of genomic space in which to insert additional target antigens of choice. As a result of the larger genome the virus’ ability to replicate is attenuated.

Advantages of TheraT

Based on the preclinical data that we have generated to date, we believe our TheraT technology supports the benefits of our arenavirus platform approach. In addition to having the advantages of VaxWave technology, in preclinical studies TheraT has shown the following additional benefits:

Quantitatively; Even More Robust CD8+ T Cell Response. Our TheraT technology is designed to induce a CD8+ T cell response that directs more than 50% of a body’s T cells, which is approximately ten times greater than the response induced by VaxWave, to focus on a single target of choice. We believe our technology results in an immunotherapeutic approach with potential for greater potency than existing therapeutic treatments.

Qualitatively; Immunological Memory and Protection Against Challenge. Our TheraT technology has shown the ability to trigger a long term CD8+ T cell response. Furthermore, in various animal models TheraT immunization resulted in protection against a cancer re‑challenge months after primary treatment and response to TheraT.

The additional benefits of TheraT are attributable to its ability to replicate. This allows it to infect not only APCs, such as dendritic cells, but also lymphoid stromal cells, which are immune support cells found in lymph nodes and the spleen. Infection of lymphoid stromal cells results in the release of a signaling protein which further drives the proliferation and differentiation of CD8+ T cells. This mechanism has the potential to generate ten‑fold more antigen‑specific CD8+ T cells as compared to viral delivery systems that are unable to trigger this pathway. Furthermore, we believe TheraT‑induced CD8+ T cells do not need the addition of commonly used checkpoint inhibitors to function at optimal potency, as they are able to establish long‑lasting interactions with their target cells inside solid tissues and kill them.

To demonstrate the superior properties of our approach, we performed a head‑to‑head comparison in mice of our TheraT LCMV and PICV E7 constructs versus modified vaccinia virus Ankara, or MVA, and adenovirus 5, or Adeno5, each expressing E7 antigens for their ability to induce E7‑specific CD8+ T cells. As shown below, our TheraT constructs were superior to MVA and Adeno5, despite being dosed at concentrations 1,000 times lower than the latter two vectors. Furthermore, sequential dosing of TheraT(PICV) followed by administration of TheraT(LCMV) resulted in over 50% of CD8+ T cells being targeted against E7.

E7 Tet+ CD8 (%)
60
50
40
10
8
6
4
2
0
Buffer Control
MVA 1.0x10^7
MVA 1.0x10^8
MVA 1.0x10^9
Adeno5 1.0x10^7
Adeno5 1.0x10^8
Adeno5 1.0x10^9
TheraT 1.0x10^6
TheraT 1.0x10^7
TheraT(LCMV)-TheraT(LCMV)
TheraT(PICV)-TheraT(LCMV)

In additional preclinical models, including a mouse melanoma model and a cancer‑testis self‑antigen cancer model, we again demonstrated the ability of sequential administration of TheraT PICV and LCMV constructs to direct up to 50% of a body’s T cells to focus on a single target of choice.

VaxWave Preclinical Data

We believe our preclinical data support the development of VaxWave for prophylactic and therapeutic uses for infectious disease.

HIV Model

We conducted a preclinical study in a monkey model of HIV infection using simian immunodeficiency virus, or SIV. We treated ten monkeys using an adenoviral vector carrying the SIV Env protein. The expression of the SIV Env protein is meant to prime the animal’s immune system to detect and attack SIV. From earlier work, this initial adenoviral‑Env prophylactic immunization on its own was shown not to prevent SIV infection. We then boosted the monkeys eight weeks later with an LCMV vector encoding SIV Env. We also treated ten monkeys with vectors encoding no relevant genes, identified as the null group below. Starting at week six, both groups were challenged with weekly SIV injections for 12 weeks. The dosing regimen of the study is shown in Figure 1 below. As depicted in the Figure 2 below, the VaxWave(LCMV)‑Env vaccination resulted in over 70% of monkeys being SIV free at the end of the trial, as compared to less than 20% in the null group.

*A p‑value of 0.05 or less represents statistical significance, meaning that there is a less than 1‑in‑20 likelihood that the observed results occurred by chance. A p‑value of 0.01 or less means that there is a less than 1‑in‑100 likelihood that the observed results occurred by chance.

HBV Model

In addition to the HIV model, we explored the ability of our VaxWave vectors to induce immune responses against hepatitis B core, HBc, and hepatitis B surface, HBs, antigens. In our study, we observed that VaxWave(LCMV) expressing both HBc and HBs was able to generate significant CD8+ T cell responses against both proteins. These data indicate that a single dose of VaxWave expressing HBV antigens elicits robust cellular immunity against both encoded proteins delivered in a single vector. We believe that VaxWave‑based immunotherapy may form an important cornerstone of a potential cure for the estimated 350 million people worldwide, who are persistently infected with HBV.

We believe that the combination of our HIV and HBV preclinical and subsequent VaxWave clinical data facilitated our Gilead collaboration.

TheraT Preclinical Data

We have conducted several preclinical studies assessing the efficacy of our TheraT technology, for both LCMV and PICV constructs, carrying the HPV specific E7/E6 fusion protein through intravenous, or IV, and intratumoral, or IT, administration. Mice treated with the replication‑attenuated TheraT vectors showed no evidence of toxicity. In a mouse model of HPV‑induced cancer (TC1), we observed that a single intravenous administration of TheraT(LCMV) significantly suppressed and delayed tumor growth while a single intratumoral administration of TheraT(LCMV) eliminated the tumor in approximately half of the mice (top left panel). Intravenous administration of TheraT(PICV) eliminated the tumor in approximately half of the mice, by the same definition, while intratumoral administration of

TheraT(PICV) significantly suppressed and delayed tumor growth (bottom left panel). These mice had complete remission without recurrence for at least six months, which represents over 25% of a mouse’s lifetime (right panel). In contrast, TheraT vectors carrying non‑tumor specific antigens, such as GFP, demonstrated no anti‑tumor activity. In these studies, we also observed resistance to a tumor re‑challenge after six months (right panel).

We have also performed “tracking” experiments wherein we observed that while our intravenous TheraT vectors travel to APCs, such as dendritic cells, the reprogrammed antigen CD8+ T cells travel to tumors. We illustrated this in an EG7‑OVA model, which analyzed subcutaneous tumors for the presence of antigen specific CD8+T cells. In mice injected with a TheraT vector, histopathology showed clear evidence of strong CD8+ T cell infiltration, as shown by the brown staining in the pictures below.

We observed similar results in a more aggressive B16F10 melanoma mouse model. In this experiment B16F10 malignant cells were introduced into the tail vein of mice, resulting in lung metastases within three weeks. Ten days after the introduction of B16F10, a TheraT vector expressing Trp2, a melanoma antigen, was introduced intravenously leading to a significant delay in disease progression. Similarly, in subcutaneously growing B16F10 tumors treated intravenously, histopathology showed clear evidence of strong CD8+ T cell infiltration.

When we combined the above two experiments, by initially introducing B16F10 malignant cells subcutaneously, and then intravenously, we achieved both a localized subcutaneous tumor and metastatic lung lesions. Subsequent administration of our intratumoral TheraT vector demonstrated both a localized response, through subcutaneous tumor shrinkage, and systemic response, through clearance of lung metastases. The long term survivor mice were then re‑challenged with B16F10 several months after remission with no observed subsequent tumor regrowth.

Advantages of sequential administration of TheraT(PICV) and TheraT(LCMV)

We have observed increased anti‑tumor activity and survival of animals that received sequential administration of TheraT(PICV) and TheraT(LCMV) in a preclinical mastocytoma model. In this model, tumor cells expressed a cancer‑testis self‑antigen known as P1A. In the absence of treatment, tumors grew rapidly and most of the mice died by day 25. When given a first dose with a TheraT(LCMV) P1A vector, followed by a second dose with the same vector, there was a delay in tumor growth of approximately ten days and an increase in survival rates, with some mice surviving to almost 100 days (left panel below). In contrast, mice that were treated first with TheraT(PICV) P1A followed by a second dose with a different arenavirus, TheraT(LCMV) P1A, had an average tumor growth delay of approximately 25 days and in 18% of the mice the tumors were eliminated and they survived beyond the 160 days of the study.

Furthermore, and as seen in our other studies, mice with eliminated tumors demonstrated resistance to a tumor re‑challenge (right panel below).

Our Product Candidates

HB‑101, a Prophylactic Vaccine for Cytomegalovirus

HB‑101 is a VaxWave product candidate that delivers two clinically validated antigens: pp65, to induce CMV‑specific CD8+ T cells, and gB, to elicit CMV‑neutralizing antibodies. CMV infections present a serious risk for patients with suppressed immune systems, such as solid organ and stem cell transplant recipients. In our Phase 1 clinical trial, HB‑101 was well tolerated and elicited strong and durable CMV‑specific immune responses in all 42 volunteers in the treatment arm. Importantly, we observed robust CD8+ and CD4+ T cell responses as well as CMV‑neutralizing antibody responses. As anticipated, the LCMV vector did not elicit clinically meaningful vector‑neutralizing antibodies, as only one volunteer developed a transient neutralizing antibody response against the vector after three administrations. Furthermore, upon repeat administration, the pp65 CD8+ T cell levels achieved by VaxWave increased in a statistically significant manner. In the fourth quarter of 2018, we commenced a randomized, double‑blinded Phase 2 clinical trial for HB‑101 in CMV‑negative patients awaiting kidney transplantation from living CMV‑positive donors. Based on HB- 101’s tolerability profile observed in the target patient population to date, and to gain further insights that will inform Phase 3 trial design, we added a new cohort of CMV-positive recipients awaiting kidney transplantation from CMV-positive or -negative donors to the trial in early 2020. We amended the IND filing accordingly in January 2020. We believe that the addition of CMV-positive patients will also help to expedite trial recruitment. We expect to report on the safety data of approximately one-third of the total 150 patients to be enrolled in the first half of 2020. The safety monitoring period will include the period between the first dose and the date of transplantation. We also expect to report on the immunogenicity data for approximately one-quarter of the total patients to be enrolled in the first half of 2020. Importantly, in addition to surrogate immunogenicity data, we expect to report preliminary data focusing on the effects on viremia in the late second half of 2020. We intend to pursue regulatory approval for HB‑101 for the prevention of CMV in all solid organ transplants regardless of CMV status of the recipient. In the future, and in the event of successful proof of concept of HB‑101 in the Phase 2 clinical trial, we may pursue additional indications such as stem cell transplantation and congenital CMV infection.

Cytomegalovirus

Cytomegalovirus is a virus that is commonly transmitted in childhood and early adulthood. Approximately 60% of the U.S. population has been exposed, and as such, is latently infected. Worldwide data indicate that while half the people in industrialized countries have been exposed, up to 99% of people in developing countries, including China and India, have been exposed. Infections result in lifelong latent persistence of the virus with few symptoms, if any. However, in immunosuppressed patients, such as transplant recipients, primary CMV infection or reactivation generally causes significant morbidity, mortality and graft rejection. There are two scenarios in which CMV infections are relevant in the transplant setting. In one case, the recipient could be CMV negative, or previously uninfected, and the donor CMV positive. In this case, introduction of CMV into the immunocompromised recipient can lead to rapid virus spread and development of serious complications. In the other case, the recipient is already CMV positive, but the immunosuppressive treatments required as part of the transplant procedure lead to reactivation of latent virus. Based on a recent market research study we commissioned from an independent third party, we believe that approximately 110,000 patients are added to the solid organ transplant waiting list annually in developed countries, with kidney transplantation representing approximately 60% of cases. Furthermore, more than 20,000 allogeneic cell transplants, in which cell and tissue donors are matched with transplant recipients, are carried out annually worldwide. In this group, the incidence of CMV infection is approximately 30% as a result of the donor being CMV positive. Current therapies to prevent the transmission of CMV during organ transplants utilize antiviral prophylactic and therapeutic strategies. However, these therapies are only partially protective in preventing viral disease while also being hampered by toxicity and resistance.

There are currently two standards of care to deal with CMV during solid organ transplant; prophylactic and preemptive. In prophylactic therapy, patients are given antiviral drugs for several months after transplant. Antivirals can reduce the rate of CMV viremia from approximately 70% to 36% in kidney transplant patients over a 12 month period. Of the 36% that present with viremia, most of these cases emerge once antiviral treatment has been stopped. In preemptive therapy, patients are intensively monitored post‑transplant for CMV reactivation using laboratory diagnostics, and short‑term antiviral treatment is given only to those with significant viral loads, or CMV viremia, before symptoms and overt CMV disease occur. In preemptive therapy, most infections occur within year following a transplant. However, the antiviral drugs used to treat CMV have the potential to induce significant toxicities, including bone marrow toxicity for ganciclovir, valganciclovir and cidofovir, and renal toxicity for foscarnet and cidofovir. In addition, CMV drug resistance mutations arise during this antiviral therapy. Despite the use of prophylactic and preemptive therapy using small molecule antivirals, many transplant patients develop serious symptomatic complications from CMV, highlighting the need for new treatments.

Cytomegalovirus in Kidney Transplant Patients

In 2018, approximately 92,000 of the approximately 141,000 solid organ transplants performed worldwide were kidney transplants, an increase of 8.2% compared to 2015. Approximately 80% of high risk kidney transplant recipients develop active CMV infections. High risk recipients are defined as CMV‑negative patients receiving kidney transplants from CMV‑positive donors. In most solid organ transplant patients, complications from CMV develop between 30 and 90 days after transplantation and rarely after 180 days.

Our Solution, HB‑101

HB‑101 is a VaxWave‑based product candidate designed to stimulate the immune system against CMV and to protect against future CMV infection or reactivation from latency. HB‑101 is comprised of two VaxWave(LCMV)‑based vectors:

(i)	one vector expresses the gene encoding the CMV 65 kD pp65 protein; and
(ii)	another vector expresses the gene encoding the CMV gB protein.

We, and third parties, have shown that pp65 is immunogenic. Adoptive T cell transfer approaches performed by third parties, in which CD8+ T cells directed against pp65 are isolated from exposed individuals and transferred to patients with active CMV viremia, have also demonstrated the therapeutic efficacy of pp65. However, no vaccine approach to date has been successful in achieving CD8+ T cell levels sufficiently high enough to be protective. gB has been shown in previous third‑party clinical trials to be immunogenic and protective by inducing antibody responses but not CD8+ T cells. However, response rates were limited, immunity was transient and protection was incomplete. In our preclinical data, using pp65 and gB as targets, we have observed robust immunogenicity, activity and durability thereby potentially overcoming the limitations of current approaches.

HB‑101 Preclinical Results

In preclinical studies, we have observed that HB‑101 has the ability to improve the survival rates in animal models in a statistically significant manner. In our study, non‑pregnant female guinea pigs were administered three doses of HB‑101 at 30‑day intervals. Thirty days after the last vaccination, females were allowed to mate. Following conception, the pregnant females were infected with CMV during the gestation period, putting the guinea pig pups at risk of severe viral infection, low birth weight and potential mortality. As depicted below, guinea pig pups born to CMV‑infected females that had received a guinea pig equivalent of HB‑101 (gpHB‑101) had a statistically significant (p<0.0001) lower mortality rate at birth compared to those born to females who had only received a VaxWave carrying an irrelevant antigen, labeled as GFP in the figure below. CMV‑positive pups born to mothers that received gpHB‑101 vaccination also gained weight more rapidly and had improved survival rates as compared to those born to mothers vaccinated with placebo.

HB‑101 Phase 1 (H‑100‑001) Clinical Results

We conducted a placebo‑controlled, randomized double‑blinded dose escalating Phase 1 clinical trial of HB‑101 to assess the vaccine’s safety and immunogenicity. In this trial, 54 healthy volunteers aged 18 to 45 were administered three consecutive doses of either HB‑101 or placebo by intramuscular injection at month zero, one and three, then monitored for one year after the initial dose. The volunteers were randomized into three cohorts of 18 volunteers, with 14 volunteers receiving the study drug and four receiving placebo in each cohort.

We observed that HB‑101 was well‑tolerated with no dose limiting toxicities and no serious adverse events. Symptoms by volunteers were of mild to moderate intensity and 93.5% of reported symptoms were of short duration (1‑8 days). The maximum duration of any symptom was 10 days. Pain at the injection site was the predominant solicited local adverse event. Malaise, fatigue and generalized myalgia were the most common solicited general symptoms. The percentage of subjects reporting unsolicited causally related adverse events of mild to moderate intensity was similar for placebo and the vaccine groups. Upper respiratory tract infections were the predominant adverse event, occurring at rates in the low dose group that were twice as high as those seen in all three other groups (placebo, middle and high dose). The percentage of volunteers reporting related adverse events of mild to moderate intensity was similar for placebo and vaccine groups. None of the adverse events appeared to be treatment related.

In addition, HB‑101 elicited a strong, dose‑dependent, and durable response as measured by the frequency of pp65‑specific interferon‑gamma, or IFNγ, producing CD8+ T cells. Each administration of HB‑101, as depicted by the black arrows in the figure below, resulted in an increase in IFNγ producing CD8+ T cells, demonstrating the potential and rationale for repeat administrations of HB‑101. Importantly, the frequencies of IFNγ producing CD8+ T cells induced by the highest dose of HB‑101 after the third administration in healthy volunteers were in the range of, or higher than, the therapeutic levels reported in human adoptive T cell therapy clinical trials which were separately designed and conducted by third‑parties for patients with active CMV viremia. These frequencies were observed to be therapeutic in patients experiencing active CMV infection following stem cell as well as organ transplantation.

Similarly, HB‑101 administration also resulted in a strong neutralizing antibody response to the CMV antigen gB that increased with each additional dose, as depicted by the black arrows in the figures below, which was sustained over the twelve‑month follow up period. All volunteers receiving the highest or middle doses of HB‑101, and 92% of the volunteers receiving the lowest dose, developed CMV‑neutralizing antibodies. The levels of antibodies generated in the highest dose after three doses were comparable to therapeutic levels reported with other CMV vaccine product candidates in development that have demonstrated clinical efficacy in separately designed and conducted, published third‑party clinical trials. As anticipated, the LCMV vector did not elicit clinically meaningful vector‑neutralizing antibodies, as only one volunteer developed a transient neutralizing antibody response against the vector after three administrations. We believe that a fourth administration of the vaccine in all 42 of these volunteers could have resulted in an additional antibody response, if desired.

HB‑101 Clinical Development Plan

In the fourth quarter of 2018, pursuant to an IND filed by us with the FDA in July 2018, which we amended in January 2020, we initiated a randomized, double‑blinded Phase 2 trial of HB‑101 to assess the safety, reactogenicity, immunogenicity and efficacy of HB‑101 in CMV-negative patients receiving a kidney transplant from living CMV-positive donors. Based on HB-101’s tolerability profile in the target patient population to date, and to gain further insights that will inform a potential Phase 3 trial design, we added a new cohort of CMV-positive recipients awaiting kidney transplantation from CMV-positive or -negative donors to the trial in early 2020. We believe that the addition of CMV-positive patients will also help to expedite trial recruitment. We expect to report on the tolerability data for approximately one-third of the total 150 patients to be enrolled in the first half of 2020. The immunogenicity data set will contain both CMV specific antibody and CMV specific CD8+ T cell responses. The data analysis has been designed to help us evaluate any interpatient effect (i.e., between those patients that received placebo compared to those that received vaccine) as well as whether there is an intrapatient effect (i.e., an increase over baseline in those patients that receive vaccine).  Also, the immunogenicity analysis is designed to determine whether there is a significant vector-neutralizing antibody response that is induced by repeat administration.  Importantly, in addition to surrogate immunogenicity data, we expect to report preliminary data focusing on the effects on viremia in the late second half of 2020.

We plan to enroll a total of 150 patients, in three treatment arms.

1.

Arm 1 (CMV-negative, pre-emptive antivirals): CMV-negative patients are being randomized 2:1 to either receive two to three administrations of HB‑101 or placebo prior to transplant and then treated with standard preemptive anti‑viral therapy post‑transplant.

2.

Arm 2 (CMV-negative, prophylactic antivirals): CMV-negative patients are being randomized 2:1 to either receive two to three administrations of HB‑101 or placebo before transplant, and will then receive three to six months of anti‑viral prophylaxis therapy post‑transplant.

3.

Arm 3 (CMV-positive, prophylactic antivirals): CMV-positive patients will receive two to three administrations of HB‑101 before transplant, and will then receive up to six months of anti‑viral prophylaxis therapy post‑transplant.

Patients will be monitored for twelve months post‑transplant to assess safety and T cell and antibody responses to pp65, gB and the LCMV vector, as well as CMV viremia and the need for use of antivirals.

The trial design is depicted in the figure below.

≈ 150 patients eligible for a kidney transplant from a live donor
Randomized to HB-101 or placebo
Stratified by post-transplant treatment intent
ARM 1: CMV- Recipients
Pre-emptive antiviral therapy post transplant
HB-101
2-3 doses pre-transplant
Placebo
Pre-emptive monitoring per institution
ARM 2: CMV- Recipients
Prophylactic antiviral therapy post transplant
HB-101
2-3 doses pre-transplant
Placebo
3-6 months antiviral prophylaxis
ARM 3: CMV+ Recipients
HB-101
2-3 doses pre-transplant
0-6 months antiviral prophylaxis

We dosed the first patient in our Phase 2 trial for HB‑101 in December 2018.

HB‑200 Program for the Treatment of HPV16+ Cancers

We are currently developing two immunotherapeutics targeting HPV16+ cancers.

HB‑201 is a TheraT(LCMV)‑based product candidate expressing the E6/E7 fusion protein specific to HPV16+ cells and being developed for the treatment of HPV16+ cancers, including head and neck squamous cell carcinoma, or HNSCC, cervical and anal cancer. HB‑201 is being studied as both monotherapy and in combination with a checkpoint inhibitor.

HB‑202 is a TheraT(PICV)‑based product candidate expressing the E6/E7 fusion protein and also being developed for the treatment of HPV16+ cancers, including HNSCC, cervical and anal cancer. HB‑202 will be studied in combination with HB‑201, both with and without a checkpoint inhibitor. Our preclinical data support the concept that the combination of two different TheraT constructs based on different arenaviruses, but carrying the same tumor antigen, results in an exponentially more robust immune response with potential improvements in anti‑tumor activity.

We initiated a Phase 1/2 clinical trial for HB‑201 in patients with treatment‑refractory HPV16+ cancers in the second half of 2019. We expect preliminary results in late 2020 or early 2021. We will also combine HB‑201 with a checkpoint inhibitor and plan to submit an IND for a Phase 1/2 trial combining HB‑201 and HB‑202, both with and without an approved checkpoint inhibitor, in patients with treatment‑refractory HPV16+ cancers in first half 2020.

HPV‑Positive Cancers

HPV is estimated to cause about 5% of cancers worldwide, including approximately 99% of cervical cancers, 25% to 60% of HNSCC, 70% of vaginal cancers and 88% of anal cancers, the majority of which are caused by the HPV serotype 16. While most infections with HPV are cleared from the body with no lasting consequences, in some cases, HPV DNA becomes integrated into chromosomal DNA. When host cells take up this DNA, they express the HPV E6 and E7 proteins. The expression of these proteins can lead to alterations in cell cycle control, which in turn predisposes these cells to become cancerous.

While the rates of HNSCC from causes such as smoking and alcohol are decreasing, the rates of HPV16+ HNSCC are increasing. HNSCC is the fifth most common form of cancer. Each year, HNSCC is diagnosed in more than 600,000 people worldwide, with 65,000 new cases and more than 13,700 deaths occurring in the United States alone. HNSCC includes tumors of the oral cavity, oropharynx, larynx and hypopharynx. The current standard of care for HNSCC is the same regardless of HPV status. Treatment typically involves a combination of chemotherapy, radiation and surgery. These treatments are associated with acute and long‑term effects including mucositis, swallowing dysfunction, dry mouth, and dental problems. The overall survival rate for patients with advanced metastatic HNSCC progressing on platinum and checkpoint based therapies is less than six months. While there is no T cell therapy approved for HNSCC, retrospective analyses have shown that patients with high levels of CD8+ T cells in tumors have a much better prognosis. In many cases, the survival rate of these patients is more than double that of patients with lower levels of CD8+ T cells.

We believe that evaluating the potential of our product candidates for the treatment of HPV16+ HNSCC is a rational clinical development strategy as there is precedent data supporting the efficacy of immunotherapy in this patient population. In developed countries, HPV16+ HNSCC accounts for an estimated 13% of the approximately 120,000 annual cases of HPV+ cancers. In contrast, in less developed countries, HPV+ HNSCC accounts for just 1% of 490,000 annual HPV‑related cancer cases. Proof of concept in either HPV16+ HNSCC or HPV16+ non‑HNSCC could support the potential of our product candidates to be effective for all HPV16+ cancers, regardless of the cancer’s tissue of origin.

Our Solution HB‑200 Programs: HB‑201 and HB‑202

Both HB‑201(LCMV) and HB‑202(PICV) are TheraT‑based product candidates expressing a non‑oncogenic but highly antigenic E6/E7 fusion protein from HPV16. In animal models, HB‑201 was observed to be highly immunogenic, resulting in a robust CD8+ T cell response. Based on the levels of antigen‑specific CD8+ T cells induced by HB‑201 in preclinical models, notably when compared to therapeutic levels induced by other published approaches including adoptive cell therapies, as observed in separately designed and conducted third‑party clinical trials, we believe that HB‑201 monotherapy has the potential to provide therapeutic benefit to patients across the broader HPV16+ cancer setting. We have observed strong immunogenicity and robust anti‑tumor activity in mouse models for HB‑201 alone as well as for the sequential administration of HB‑201 and HB‑202.

Relevance of E6 and E7 as Tumor Antigens

Integration of HPV viral sequences into the genome of a cell can result in the introduction of E6 and E7 oncoproteins. They are present in cells that become cancerous and play a critical role in interfering with cellular processes and interrupting normal tumor suppressor functions.

Profiling of immune cells isolated from patients with HPV16+ tumors has  identified E6‑ and E7‑specific T cells, indicating that the E6 and E7 proteins are immunogenic, meaning that they trigger antigen‑specific CD8+ T cell responses. Because both E6 and E7 are highly expressed in tumor cells and are absent in normal cells, they are ideal candidates for use as targets of tumor‑directed active immunization.

HB‑201 Preclinical Results

The ability of HB‑201 to suppress tumor growth was tested in a TC1 mouse model of a transplantable HPV16+ E6/E7 expressing tumor. HB‑201 was administered either intravenously or intratumorally to animals when tumor volume was approximately 100mm3. In both cases, as depicted in the figures below, single doses of HB‑201 led to suppression of tumor growth in a statistically significant manner (p < 0.05) in all treated mice, and intratumoral administrations resulted in an approximately 40% long term survival rate. When these long term survivor mice were re‑challenged with the same tumor six months later, no new tumor growth was detected. We believe that these results demonstrate the potential for HB‑201 to be active both in treating primary tumors and also controlling metastatic and recurring disease.

Furthermore, we have observed that the dose of HB‑201 strongly correlated with both immunogenicity, as depicted in the left side of the figure below, and anti‑tumor activity, as depicted in the right side of the figure below. We believe that this indicates that anti‑tumor activity is directly linked to immunogenicity. Specifically, low doses of HB‑201 containing as few as 100 replication‑competent virus, or RCV, particles per dose suppressed tumor growth by more than 50% as compared to untreated tumors. Dosing with the highest three doses of HB‑201, ranging from 10,000 to 1,000,000 RCV particles per dose, led to greater suppression of tumor growth. These data suggest that the maximal effective dose was already achieved at the lower of those three doses, or 10,000 RCV particles per dose. All doses of HB‑201 were well‑tolerated in this model.

HB‑201 Clinical Trial

We initiated and dosed the first patient in an open label, dose escalating Phase 1/2 clinical trial in December 2019 to evaluate HB‑201 in HPV16+ cancers, alone and in combination with an approved checkpoint inhibitor.

We expect to enroll 100 patients in total for this trial with 20 patients in each dose escalation and expansion group, respectively. The trial will consist of two dose escalation groups in Phase 1 and three dose expansion groups in Phase 2.

For Phase 1 dose escalation, the patient population will be divided into two groups:

•

Group 1 (intravenous, or IV, administration HB‑201): patients with HNSCC HPV16+ cancers with tumor progression or recurrence on standard of care therapy, or for whom standard of care therapy is contraindicated.

•

Group 2 (intratumoral, or IT, administration of HB‑201 followed by IV administration of HB‑201): patients with cervical, anal, or other HPV16+ cancers with a safe and accessible tumor site amenable for IT administration who had tumor progression or recurrence on standard of care therapy or for whom standard of care therapy is contraindicated.

For Phase 2 dose expansion, the patient population will be divided into three arms:

•	Arm 1 (IV administration of HB‑201): patients with HNSCC HPV16+ cancers with tumor progression or recurrence on standard of care therapy, or for whom standard of care therapy is contraindicated.
•

Arm 2 (IV administration of HB‑201 with an approved checkpoint inhibitor): patients with HNSCC HPV16+ cancers with tumor progression or recurrence on standard of care therapy, or for whom standard of care therapy is contraindicated.

•

Arm 3 (IT administration of HB‑201 followed by IV administration of HB‑201): patients with cervical, anal, or other HPV16+ cancers with a safe and accessible tumor site amenable for IT administration who had tumor progression or recurrence on standard of care therapy or for whom standard of care therapy is contraindicated.

The primary endpoint of the Phase 1 portion of this trial will be to evaluate safety and tolerability to determine the recommended dose for the Phase 2 portion of the trial. Secondary endpoints will evaluate anti‑tumor activity and immunogenicity. The Phase 2 groups of the trial will also investigate the efficacy of HB‑201 alone and in combination with an approved checkpoint inhibitor. We expect preliminary data to be available in late 2020 or early 2021.

HB‑202 Preclinical Studies

HB‑202, like HB‑201, is directed against HPV16+ E6/E7 tumors. In a mouse model of HPV16+ E6/E7 tumors, single doses of HB‑202 were shown to be similarly effective as single doses of HB‑201 when administered both intravenously and intratumorally. Also, as in HB‑201, long term survivor mice were uniformly resistant to re‑challenge at six months. The results of our preclinical studies of HB‑202 are depicted below.

Additionally we have observed that if HB‑202 and HB‑201 are administered sequentially, activity levels, which tend to indicate effectiveness, are significantly superior to the repeat administration of either one alone.

HB‑201 and HB‑202 Clinical Plans

Based on preclinical data observed with the sequential administration of HB‑201 and HB-202, we intend to commence an open label dose escalating Phase 1/2 trial to evaluate the HB‑201/HB-202 combination alone and in combination with an approved checkpoint inhibitor. Based on our preclinical experience, we anticipate that this combination approach may deliver significantly more robust anti‑tumor activity in patients than an approved checkpoint inhibitor alone. The design of the trial will be the same as that of the single agent trial for HB‑201. The primary endpoint of the Phase 1 portion of this trial will be to evaluate safety and tolerability to determine the recommended dose for the Phase 2 portion of the trial. Secondary endpoints will evaluate anti‑tumor activity and immunogenicity. We anticipate submitting the IND in first half 2020 with preliminary data expected to be available in mid-2021. Subsequent trials will also investigate the potential of the sequential administration of HB‑201 and HB‑202 in combination with an approved checkpoint inhibitor.

Targeting Self‑Antigens

We believe that our viral vectors may be appropriate for any antigen where a T cell response may be therapeutically meaningful. We have shown in multiple preclinical models that TheraT product candidates are active in generating robust immune responses to tumor self‑antigens and that this response results in decreased tumor growth and an increase in survival rates.

Additional Product Opportunities: Tumor Self‑Antigens

Our HB‑101, HB‑201 and HB‑202 programs target viral antigens associated with virally‑induced tumors. In these programs, the viral, or non‑self nature of the antigens, makes them a natural target for an immunotherapy approach. In addition, we are pursuing the development of product candidates based on our arenavirus platform to target self‑antigens, non‑viral antigenic proteins that are highly overexpressed in solid tumors or only minimally expressed in normal cells. Because these self‑antigens are found in certain normal cells as well as tumor cells, the immune system does not typically recognize them as foreign proteins and does not respond to them. This protection of self‑antigens from immune system attack is known as immune tolerance. The results obtained by earlier‑generation marketed products such as sipuleucel‑T, developed as Provenge by Dendreon Pharmaceuticals, Inc. and currently marketed by Sanpower Group Co., Ltd., have proven that it is possible to overcome immune tolerance and activate the immune system to produce an anti‑tumor response.

HB‑301 in Prostate Cancer

We are developing our most advanced self‑antigen project in this area, HB‑301, as a TheraT product candidate in metastatic, hormone‑resistant prostate cancer. Prostate cancer provides a unique treatment opportunity for immunotherapy because prostate cancer cells express a number of tumor‑specific antigens that serve as potential targets. HB‑301 targets three of these antigens: prostatic acid phosphatase, or PAP, prostate specific antigen, or PSA, and prostate‑specific membrane antigen, or PSMA.

Direct evidence for the ability to induce a therapeutically relevant immune response to one of these antigens, PAP, comes from Provenge. To create Provenge, a personalized treatment, clinicians remove dendritic cells from the body, load them with PAP and then reintroduce them to the patient. The use of Provenge has been shown to increase survival in patients with metastatic, hormone‑resistant prostate cancer. Other companies are developing dendritic cell therapies similar to Provenge by using other tumor antigens. All of these dendritic cell therapies require a complex, patient‑specific therapeutic manufacturing process involving isolating cells from patients, loading them ex vivo with tumor antigens and then re‑administering the cells to patients.

Our TheraT technology has been engineered to hold two additional genes compared to the natural form of the arenavirus. This allows us to express multiple antigens in one construct. In HB‑301, we are including the coding sequences for PAP, PSA and PSMA antigens. Since it is a TheraT‑based product candidate, we can deliver HB‑301 by simple infusion and it can target APCs, such as dendritic cells in the body without the need for cellular isolation or ex vivo processing. We have shown in preclinical experiments that TheraT vectors can lead to robust CD8+ T cell responses to the encoded antigens. We intend to maximize these CD8+ T cell responses using a combination of TheraT vectors based on both LCMV and PICV in a sequential dosing regimen.

In the future, we intend to develop product candidates against other self‑antigens with the aim of eventually establishing a franchise of “off‑the‑shelf,” dendritic‑cell‑targeting agents that take advantage of the ability of arenaviruses to stimulate CD8+ T cell responses.

Next Generation Product Candidates

A critical advantage of our technology is that it is designed to deliver full length proteins directly to APCs, such as dendritic cells, for endogenous expression and direct presentation to CD8+ T cells. Having APCs, such as dendritic cells, express and present full length proteins rather than fragments overcomes the major difficulty of attempting to predict which part of the protein, or epitope, will be presented by the patient’s individual major histocompatibility complex, or MHC, class I alleles. This presentation is important in immunotherapy because T cells will only recognize and respond to the antigen when it is bound to the individual’s MHC class I molecules, of which several hundred different versions exist in the population. While this approach overcomes the major issue faced by neo‑epitope‑based personalized antigen approaches, it also has limitations in that the repertoire of known tumor‑associated proteins that could be used for targets is limited. The best example of full length proteins that are, to a degree, cancer specific and immunogenic include the cancer‑testis antigens, examples of which include NY‑ESO‑1, MAGE and CAGE. These cancer‑testis antigens have been known for decades, and many of them are currently being pursued by other companies. For many tumor types the cancer‑testis type of antigens remains unknown. Furthermore, most of the known tumor‑associated antigens are not commonly expressed or are not sufficiently specific to tumor tissue, making them suboptimal targets for clinical development.

In November 2018, we entered into a research collaboration and license agreement with DarwinHealth, a New York City‑based bioinformatics company pioneering novel bioinformatic approaches, with the intent to identify the next generation of “cancer‑testis antigens.” Our goal is to find novel immunogenic full length transcripts that are specific for, and highly represented in specific tumor types, allowing for an “off‑the‑shelf” approach for many cancer types. During the initial two year preclinical collaboration period, we intend to develop and validate the bioinformatics approach and resulting proprietary algorithms. We will start out by identifying “off‑the‑shelf” next generation cancer‑testis type antigens in mouse tumors, and will assess the anti‑tumor efficacy of our technology when targeting these same antigens in tumor‑bearing animals. Mice will thereby serve as a testing ground to validate and optimize our new proprietary bioinformatics algorithms. In parallel we will apply the same validated algorithms to human samples, and will prepare the next generation of cancer‑testis antigens.

Intellectual Property

Our success depends, in part, on our ability to obtain and maintain intellectual property protection for our product candidates, technology and know‑how, to defend and enforce our intellectual property rights, in particular, our patent rights, to preserve the confidentiality of our know‑how and trade secrets, and to operate without infringing the proprietary rights of others. We seek to protect our product candidates and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know‑how, continuing technological innovation and in‑licensing of third‑party intellectual property to develop and maintain our proprietary position. We, or our collaborators and licensors, file patent applications directed to our key product candidates in an effort to establish intellectual property positions to protect our product candidates as well as uses of our product candidates for the prevention and/or treatment of diseases.

As of December 31, 2019, we are the owner or exclusive licensee to five issued U.S. patents and nine pending U.S. patent applications, and 26 issued foreign patents and approximately 74 foreign patent applications. These patents and patent applications are related to our technologies concerned with the arenavirus‑based immunization systems, VaxWave and TheraT, our product candidates and various development programs, which are directed to the use of these immunization systems for the treatment and/or prevention of various infectious diseases or cancer, and certain clinical uses of our current or future product candidates in oncology. The issued patents and pending patent applications contain claims directed to various aspects of our work, including compositions of matter, methods of treatment and prevention, methods of producing certain compositions, and use of our product candidates in combination with certain other therapeutics.

VaxWave Technology Portfolio

Our patent portfolio related to our VaxWave technology includes a patent family exclusively licensed to us from the University of Zurich. This patent family includes three patents granted in the United States and patents granted in Europe (validated in Austria, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Poland, Spain, Sweden, Switzerland and the United Kingdom), Canada, China, India, Hong Kong and Japan. This patent family also includes pending applications in the United States, Europe, China, Hong Kong and India. The granted patents and pending applications related to our VaxWave technology are expected to expire no earlier than 2028, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our VaxWave technology is being employed or may be employed in one or more of the product candidates or programs described herein.

TheraT Technology Portfolio

We are the owner or exclusive licensee to proprietary patent positions related to our TheraT technology. Our patent portfolio related to our TheraT technology includes a patent family exclusively licensed from the University of Geneva. This patent family includes pending applications in the United States, Europe, Canada, Australia, Japan, India, China and Hong Kong. The second patent family in our TheraT platform portfolio is jointly owned by us and the University of Basel. The rights of the University of Basel under this patent family are exclusively licensed to us. This second patent family includes pending applications in various countries, including in the United States, Europe, Eurasia, Hong Kong, Korea, China, Canada, Australia, New Zealand, Mexico, Japan, Brazil, Singapore, India, and Israel. The pending applications related to our TheraT technology are expected to expire between 2035 and 2037, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our TheraT technology is being employed or may be employed in one or more of the product candidates or programs described herein.

Oncology Technology Portfolio

For the application of our VaxWave and TheraT technologies in oncology, we own three patent families. Each of these patent families include pending applications in the United States, Europe, Australia, Canada, China, India and Japan. These patent families relate to potential clinical uses of our product candidates, such as combination treatments and modes of administration. The pending applications are expected to expire between 2036 and 2038, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB‑101 (Cytomegalovirus)

Our HB‑101 product candidate relies on our VaxWave technology. In addition to the VaxWave patent portfolio, we own one patent family that more specifically relates to our HB‑101 product candidate. This patent family includes one patent granted in the United States with claims directed to pharmaceutical compositions. This patent family also includes pending applications in the United States, Europe, Australia, Canada, China, Hong Kong, India and Japan. Excluding the VaxWave patent portfolio, the granted patent and pending applications specifically related to our HB‑101 product candidate are expected to expire in 2034, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HBV

Our HBV program, co‑developed with Gilead, is in the preclinical phase and is being built on either our VaxWave or TheraT technologies. In addition to the VaxWave and TheraT patent portfolios, we own one patent family that relates to the use of our platform technologies for prevention and treatment of HBV. This patent family includes pending applications in the United States, Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Hong Kong, Korea, Mexico, New Zealand and Singapore. Excluding the VaxWave and TheraT patent portfolios, the pending applications related to the HBV program are expected to expire in 2036, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HIV

Our HIV program, co‑developed with Gilead, is in preclinical phase and is being built on either our VaxWave or TheraT technologies. We currently do not own any patents or patent applications that more specifically relate to an HIV program outside of the VaxWave and TheraT patent portfolios.

HB‑201 (HPV)

Our HB‑201 product candidate relies on our TheraT technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the TheraT and oncology patent portfolios, we own one patent family that relates more specifically to our HB‑201 product candidate. This patent family includes pending applications in the United States, Europe, Australia, Canada, China, India, Japan and Hong Kong. Excluding the TheraT and oncology patent portfolios, the pending applications specifically related to our HB‑201 product candidate are expected to expire in 2036, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB‑202 (HPV)

Our HB‑202 product candidate relies on our TheraT technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the TheraT and oncology patent portfolios, we own one patent family that relates more specifically to our HB‑202 product candidate. This patent family includes pending applications in the United States, Europe, Australia, Canada, China, India, Japan and Hong Kong. Excluding the TheraT and oncology patent portfolios, the pending applications specifically related to our HB‑202 product candidate are expected to expire in 2036, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB‑301

Our HB‑301 product candidate relies on our TheraT technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. We currently do not own any patents or patent applications that more specifically relate to our HB‑301 product candidate outside of the TheraT and oncology patent portfolios.

The actual term of any patent that may issue from the above‑described patent applications claiming one of our product candidates could be longer than described above due to patent term adjustment or patent term extension, if available, or shorter if we are required to file terminal disclaimers. The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non‑provisional patent application in the applicable country.

Our ability to maintain and solidify our proprietary position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims once granted. We do not know whether any of our patent applications will result in the issuance of any patents, or what the scope of the claims in any future issued patents may be. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, narrowed, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing identical or substantially similar products or could reduce the length of term of patent protection that we may have for our products. With respect to patents and patent applications licensed to us, our licensors may have the right to terminate our licenses if we fail to comply with our obligations under the applicable license agreement. In addition, the claims granted in any of our issued patents may not provide us with advantages against competitors with similar products or technology. Furthermore, our competitors may independently develop technologies that are similar or identical to technology developed by us but that do not infringe our patents or other intellectual property. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, by the time that any of our product candidates or those developed by our collaborators can be commercialized, our key patent may have expired or may only continue to remain in force for a short period following commercialization, thereby reducing the usefulness of the patent.

We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use technology or know‑how owned by others in their work for us, disputes may arise as to the rights in related inventions. For this and more comprehensive risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Gilead Collaboration Agreement

Overview

On June 4, 2018, we entered into a Research Collaboration and License Agreement, or the Collaboration Agreement, with Gilead to collaborate on preclinical research programs to evaluate potential vaccine products using or incorporating our TheraT and Vaxwave technology platforms for the treatment, cure, diagnosis, or prevention of HBV or HIV, which we refer to, collectively, as the Field.

Pursuant to the Collaboration Agreement, we granted Gilead an exclusive (even as to us and our affiliates), worldwide, royalty‑bearing license to our know‑how and our owned and in‑licensed patent rights (including those patent rights in‑licensed from the University of Geneva, the University of Basel, and the University of Zurich) that are necessary or reasonably useful for researching, developing, manufacturing or commercializing products that contain a vaccine that uses our TheraT or Vaxwave technology platforms for expressing one or more HIV or HBV antigens, which foregoing know‑how and patent rights we refer to as the Licensed Technology (and each such product a Licensed Product), for the purpose of researching, developing, manufacturing and commercializing Licensed Products for uses in the Field.

Pursuant to the Collaboration Agreement, we will own all new intellectual property conceived or created out of the activities conducted under the Collaboration Agreement that specifically relate to the TheraT and Vaxwave technology platforms. Gilead will own all other intellectual property rights conceived or created out of the activities conducted under the Collaboration Agreement.

Governance

The development of the programs governed by the Collaboration Agreement is overseen by a six‑member joint steering committee, or the JSC, comprised of three representatives from each of us and Gilead. The JSC will oversee the activities carried out pursuant to the Collaboration Agreement, including reviewing the research plan for potential amendments, settling disputes arising under the Collaboration Agreement, and approving a Licensed Product as being ready for development. Similarly, the Collaboration Agreement establishes a six‑member joint research committee, or the JRC, comprised of three representatives from each of us and Gilead. The JRC will review the research activities conducted by HOOKIPA and Gilead, provide guidance with respect to such research activities, review and discuss the results, status and progress of such research activities, and approve our use of third party subcontractors to perform our tasks under the Collaboration Agreement.

Research on HBV and HIV products

Under the Collaboration Agreement, we are responsible for manufacturing and supplying to Gilead Lymphocytic Choriomeningitis Virus‑ and Pichinde Virus‑based vectors expressing one or more HIV or HBV antigens to the extent necessary for both us and Gilead to carry out our respective research activities under the research plans. HBV antigen‑encoding vectors and HIV antigen‑carrying vectors used in good laboratory practice, or GLP, studies will be produced at a CMO. We are also responsible during the collaboration term for preparing all non‑clinical and chemistry, manufacturing and control, or CMC, reports for inclusion in any IND filing. Pursuant to the Collaboration

Agreement, each party is obligated to use commercially reasonable efforts to perform it obligations under the HBV and HIV research plans. Gilead committed to preparations to advance the HBV and HIV vectors toward clinical entry. To enable the development activities and expanded research programs, Gilead agreed to reserve manufacturing capacity and to expand the  reimbursement for our resources allocated to the Gilead collaboration.

Development and Commercialization of HBV and HIV products

Pursuant to the Collaboration Agreement, Gilead is solely responsible for conducting the development activities, including all regulatory filings, at its expense for any product arising from the Collaboration Agreement designated for development by Gilead and approved by the JSC. Gilead is also solely responsible, at its expense, for the manufacture and commercialization of any Licensed Product developed and commercialized under the Collaboration Agreement.

Non‑Compete

We may not, directly or indirectly, conduct, participate in or fund any research, development, manufacture, or commercialization of, or with respect to products utilizing arenavirus‑based vectors for the treatment, cure, diagnosis, or prevention of HBV or HIV, except for the activities we are expressly permitted to perform under the Collaboration Agreement.

Right of First Negotiation

Pursuant to the Collaboration Agreement, in the event we offer a license or other rights to the Licensed Technology to a third party to research, develop, manufacture or commercialize a Licensed Product outside of the Field before June 4, 2028, we are required to offer Gilead a right of first negotiation for the same rights to the Licensed Technology in such field offered to the third party.

Financial Terms

Upon execution of the Collaboration Agreement, Gilead paid us a one‑time upfront fee of $10.0 million and through to December 31, 2019 we received $6.0 million in milestone payments for the delivery of research grade vectors. For each of the HBV and the HIV program, Gilead is obligated to pay us a one‑time mid seven‑digit dollar amount after initiation of the IND‑enabling studies for such program and we are eligible for up to $140.0 million in developmental milestone payments for each of the HBV and HIV programs and $50.0 million in commercialization milestone payments for each of the HBV and HIV programs. Upon the commercialization of a Licensed Product, we are eligible to receive tiered royalties of a high single‑digit to mid‑teens percentage on the worldwide net sales of each HBV Licensed Product, and royalties of a mid‑single‑digit to low‑teens percentage of worldwide net sales of each HIV Licensed Product. The royalty payments are subject to reduction under specified conditions set forth in the Collaboration Agreement.

In addition, Gilead is obligated to pay us for all out‑of‑pocket costs actually incurred by us in connection with the HBV and HIV programs, including CMO‑related costs, to the extent contemplated under the research plans and research budget. In December 2019, Gilead agreed to expand the reimbursement for our resources allocated to the collaboration.

Termination

Either party may terminate for the uncured breach of the other party and upon the other party filing for bankruptcy, reorganization, liquidation, or receivership proceedings. On a program-by-program basis, at any time after the expiration or termination of the collaboration term for such program, Gilead may terminate the Collaboration Agreement with respect to such program or on a product by product or a country by country basis upon prior written notice. If the Collaboration Agreement is not otherwise terminated prior to the expiration of the last‑to‑expire royalty term, upon such expiration the license granted to Gilead will continue in effect, but will be fully paid‑up, royalty‑free, perpetual, and irrevocable.

License Agreements

University of Geneva License Agreement

In February 2017, we entered into an Exclusive License Agreement with the University of Geneva the Geneva Agreement. Pursuant to the Geneva Agreement, the University of Geneva granted us a worldwide, exclusive license to use the University of Geneva’s technology titled “method for vaccine delivery” and the patent rights in the subject matter of U.S. Provisional Patent Application No. 62/079,493 and PCT Patent Application No. PCT/EP2015/076458, each titled “Tri‑Segmented Arenaviruses as Vaccine Vectors,” including any patents that claim priority thereto, the Geneva Licensed Patent Rights, to make, have made, to use and have used, to sell and have sold, to commercialize and have commercialized products, the manufacture, use, or sale of which would infringe a claim of the Geneva Licensed Patent Rights, each a Geneva Licensed Product.

Pursuant to the terms of the Geneva Agreement, we are obligated to use reasonable efforts to develop and make commercially available Geneva Licensed Products. We were also required to provide proof to the University of Geneva that we have filed an IND or an equivalent application for a Geneva Licensed Product within seven years of the effective date of the Geneva Agreement. In June 2019 we informed the University of Geneva about the filing of an IND for a Geneva Licensed Product. The University of Geneva can terminate the Geneva Agreement if we stop the development and/or exploitation of the technology licensed by the University of Geneva to us.

Starting with the third anniversary of the effective date of the Geneva Agreement, we are required to pay the University of Geneva a nominal annual fee, which is deductible from any milestone payments, royalties or sublicense payments payable by us to the University of Geneva during the same fiscal year. We are required to pay the University of Geneva, subject to the achievement by us of specified development and regulatory milestones, payments aggregating up to CHF 290,000 per Geneva Licensed Product. While the Geneva Agreement remains in effect, we are required to pay the University of Geneva low‑single digit royalties on aggregate net sales of Geneva Licensed Products sold by us. We must also pay the University of Geneva percentages ranging from the low‑single digits to 10%, decreasing as a Geneva Licensed Product proceeds through development stages, of any consideration we receive from sublicensees, depending on the timing of such sublicense. We are also responsible for the prosecution and maintenance of the Geneva Licensed Patents Rights, including the costs related thereto.

Unless earlier terminated, the Geneva Agreement remains in effect until the expiration of the last to expire of the Geneva Licensed Patent Rights. Following the expiry of the Geneva Agreement due to the last to expire of the Geneva Licensed Patent Rights, we will have a fully paid‑up, royalty‑free right to use, sell and commercialize Geneva Licensed Products. We or the University of Geneva may terminate the Geneva Agreement for the other party’s breach that remains uncured after 60 days’ notice. We may terminate the Geneva Agreement for convenience upon prior notice. The University of Geneva may terminate the Geneva Agreement if we cease to carry on our business or become insolvent.

University of Basel License Agreement

In January 2017, we entered into an Exclusive License Agreement with the University of Basel, the Basel Agreement. Pursuant to the Basel Agreement, the University of Basel granted us a worldwide, exclusive license under the University of Basel’s share in U.S. Provisional Patent Application No. 62/338,400, titled “Tri‑segmented Pichinde viruses as vaccine vectors,” including any patents that claim priority thereto, the Basel Licensed Patent Rights to use the technology titled “tri‑segmented Pichinde viruses as vaccine vectors” as covered by the Basel Licensed Patent Rights, to make and have made, to use and have used, to sell and have sold, to commercialize and have commercialized products, the manufacture, use, sale, or importation of which would infringe a claim of the Basel Licensed Patent Rights, each a Basel Licensed Product.

Pursuant to the terms of the Basel Agreement, we are obligated to use reasonable efforts to develop and make commercially available Basel Licensed Products. Beginning on February 28, 2018 and for as long as we have not effected a first commercial use of a Basel Licensed Product, we are required to provide the University of Basel with an annual report detailing our efforts to develop Basel Licensed Products.

We are required to pay the University of Basel, subject to the achievement of specified development and regulatory milestones, payments aggregating up to CHF 265,000 per Basel Licensed Product. While the Basel Agreement remains in effect, we are required to pay the University of Basel low‑single digit royalties on net sales of Basel Licensed Products. We must also pay the University of Basel a low‑ to high‑single digit percentage, decreasing as a Basel Licensed Product proceeds through development stages, of any consideration we receive from sublicensees, depending on the timing of such sublicense. We are also responsible for the prosecution and maintenance of the Basel Licensed Patent Rights, and the costs related thereto.

Unless earlier terminated, the Basel Agreement remains in effect until the expiration of the last to expire of the Basel Licensed Patent Rights. Following the expiry of the Basel Agreement due to the last to expire of the Basel Licensed Patent Rights, we will have a fully paid‑up, royalty‑free right to use, sell and commercialize Basel Licensed Products. We or the University of Basel may terminate the agreement for the other party’s breach that remains uncured after 60 days’ notice. We may terminate the Basel Agreement for convenience upon prior notice. The University of Basel may terminate the Basel Agreement if we cease to pay for the costs associated with prosecution and maintenance of the Basel Licensed Patent Rights.

University of Zurich License Agreement

In October 2011, we entered into a License Agreement with the University of Zurich, the Zurich Agreement. Pursuant to the Zurich Agreement, the University of Zurich granted us a worldwide, exclusive license to PCT Patent Application No. PCT/EP/08/010994, titled “Propagation‑deficient arenavirus vectors,” the Zurich Licensed Patent Rights, to make and have made, use, sell, offer for sale, and import products that fall within the scope of the Zurich Licensed Patent Rights, each a Zurich Licensed Product and to practice the Zurich Licensed Patent Rights and methods that fall within the scope of the Zurich Licensed Patent Rights, each a Zurich Licensed Method.

Pursuant to the terms of the Zurich Agreement, we are obligated to diligently proceed with the development, manufacture, and sale of, and the obtaining of government approvals for the manufacture, use and sale of, suitable Zurich Licensed Products in the United States, Japan and certain European countries. If we fail to use commercially reasonable efforts to do the foregoing, the University of Zurich can demand a written development and marketing plan. Failure of the parties to agree on a development and marketing plan entitles the University of Zurich to terminate the Zurich Agreement. Beginning on January 1, 2012 and ending on the date of the first commercial sale of a Zurich Licensed Product, we are required to provide the University of Zurich with an annual report detailing our efforts to develop and test Zurich Licensed Products and to use the Zurich Licensed Patent Rights and Zurich Licensed Methods.

In consideration for the license granted to us under the Zurich Agreement, we issued 26,744 shares with a nominal value of EUR 2,297 of our common stock to the University of Zurich and agreed to provide them certain anti‑dilution rights, which rights have subsequently expired. We are required to pay the University of Zurich low‑single digit royalties on net sales of Zurich Licensed Products or Zurich Licensed Methods. We must also pay the University of Zurich percentages ranging from the mid‑single digits to 20% of any sublicense fees and consideration we receive from sublicensees, depending on the amount of fees received from sublicensees and the cumulative monetary value of the consideration and fees received from all sublicensees. We are responsible for the prosecution and maintenance of the Zurich Licensed Patent Rights, and the costs related thereto.

Unless earlier terminated, the Zurich Agreement remains in effect on a country‑by‑country basis until the expiration of the last to expire of the Zurich Licensed Patent Rights in such country. The University of Zurich may terminate the agreement for our uncured breach of any of the terms of the Zurich Agreement or if we oppose or dispute the validity of any of the Zurich Licensed Patent Rights, or assist a third party to do the same. If we fail to use commercially reasonable efforts to market and develop the Zurich Licensed Products in certain countries, and if we fail to agree with the University of Zurich on any amendments to our development and marketing plans within the time specified in the Zurich Agreement upon such demand for amendments from the University of Zurich, the University of Zurich may terminate the Zurich Agreement. We may terminate the Zurich Agreement for convenience upon prior notice. The Zurich Agreement automatically terminates if we file a petition for bankruptcy, insolvency, or reorganization relating to bankruptcy or insolvency, or in the event of an adjudication that we have become bankrupt or insolvent.

National Institutes of Health License Agreement

In September 2013, we entered into a Biological Materials License Agreement with the National Institutes of Health, or the NIH, which was subsequently amended in April 2017 and July 2018, hereinafter referred to as the NIH Agreement. Pursuant to the NIH Agreement, the NIH granted us a worldwide, non‑exclusive license to make, have made, import and use certain cells and cell clones developed at the Vaccine Research Center of the NIH, or the NIH Licensed Products, to manufacture viral vectors based on our proprietary arenavirus‑based vectors.

Pursuant to the terms of the NIH Agreement, we are required to provide the NIH with an annual report which states the number and description of NIH Licensed Products made or otherwise disposed of. We are further responsible for obtaining and maintaining any required third‑party license for the background rights for the commercial use of the respective cells and cell clones.

In consideration of the license granted to us pursuant to the NIH Agreement, we paid the NIH a low‑six figure and a mid‑five figure issue royalty, upon execution of the NIH Agreement and the first amendment, respectively. We must also pay the NIH 10% of any consideration we receive from sublicensees. We must also pay the NIH low‑five figure to mid‑six figure annual royalty payments, increasing as our most developed product candidate manufactured from NIH Licensed Products proceeds through development stages.

Unless earlier terminated, the NIH Agreement remains in effect for a term of 20 years from the effective date. We have the option to extend the term of the agreement for additional one year periods, upon prior notice to the NIH. The NIH may terminate the NIH Agreement if we are in default in performing any material obligation under the NIH Agreement and do not remedy such default within a specified period upon notice thereof. We may terminate the NIH Agreement for convenience upon prior notice.

Competition

The biotechnology and pharmaceutical industries have made substantial investments in recent years into the rapid development of novel immunotherapies for the treatment of a range of pathologies, including infectious diseases and cancers, making this a highly competitive market.

We face substantial competition from multiple sources, including large and specialty pharmaceutical, biopharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. Our competitors compete with us on the level of the technologies employed to target various therapeutic areas, such as adoptive cell therapies and active immunization technologies, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of immunotherapy and, furthermore, within the treatment of infectious diseases and cancers.

In addition to the current standard of care treatments for patients with infectious diseases or cancers, numerous commercial and academic preclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates in the field of immunotherapy. Results from these studies and trials have fueled increasing levels of interest in the field of immunotherapy.

Companies that compete with us directly on the level of the development of product candidates in our therapeutic areas, include, among others:

•	In CMV management, companies such as Helocyte, Inc., VBI Vaccines Inc., Moderna, Inc., SL VaxiGen Inc., Merck & Co., GlaxoSmithKline plc and Pfizer Inc.

•	In immuno‑oncology for HPV+ cancers, companies such as Kite Pharma, a Gilead company, Advaxis, Inc., ISA Pharmaceuticals B.V., in collaboration with Regeneron Pharmaceuticals, Inc. and BioNtech AG;

On the technology level, other direct competitors which can potentially develop competing product candidates in areas in and outside of HPV16+ cancers and CMV infection such as neoantigens, oncolytic viruses, bispecific antibodies, engineered cell therapies and tumor specific antigens, and other active immunization technologies, include, among others, Gritstone Oncology, Inc., in collaboration with bluebird bio, Inc., Replimune Group, Inc., in collaboration with Bristol‑Myers Squibb Company, Merck & Co., Abalos GmbH, Turnstone Biologics Inc., Adaptimmune PLC, Achilles Therapeutics Ltd., CureVac AG, Roche Holdings AG, Five Prime Therapeutics, Inc., and Novartis International AG.

Many of our competitors, either alone or in combination with their respective strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, the regulatory approval process, and marketing than we do. Mergers and acquisition activity in the pharmaceutical, biopharmaceutical and biotechnology sector is likely to result in greater resource concentration among a smaller number of our competitors. Smaller or early‑stage companies may also prove to be significant competitors, particularly through sizeable collaborative arrangements with established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, better tolerated, or of greater convenience or economic benefit than our proposed product offering. Our competitors also may be in a position to obtain FDA or other regulatory approval for their products more rapidly, resulting in a stronger or dominant market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be product safety, efficacy, convenience and treatment cost.

Manufacturing

We are establishing robust manufacturing processes, reliable assays and strong supply agreements for all of the components used in our product candidates to support ongoing and planned clinical trials. These include the components for our VaxWave‑based and TheraT‑based product candidates. For GMP production and testing we rely on CMOs to produce and test our clinical material. Currently we do not own or operate manufacturing facilities beyond laboratory scale non-GMP production. We require that our CMOs produce bulk drug substances and finished drug products in accordance with cGMP, and all other applicable laws and regulations. Although we plan to establish our own manufacturing facility, we may continue to rely on CMOs for parts of the process, like filling and labelling of our products for commercial sale, to reduce supply risks and cost of goods sold. We continue to build and maintain agreements with manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We plan to ultimately establish our own manufacturing facility. By complementing CMO capacity with our own manufacturing facility, we aim to balance supply risks, reduce supply cycle time and optimize costs. We believe that having control over the whole manufacturing process will allow us to further increase the robustness and consistency of the process. We expect that control over our own manufacturing facility will also help to shorten overall timelines for new product candidates in our development pipeline, as well as help us develop drug formulations or presentations to simplify distribution as well as administration of future immunotherapeutics. We also believe that having a dedicated manufacturing facility will allow us to optimize commercial‑scale processes and to develop a suitable workforce capable of supporting market launch.

As an intermediate step between utilizing different CMOs for production of clinical trial material, depending on their availability at the required times, and establishing our own manufacturing facility, we have recently entered into an agreement with Valneva Sweden AB, or Valneva, a commercial vaccine manufacturer, by which we gain exclusive access to a dedicated GMP facility including qualified workforce for the manufacture and testing of clinical trial material according to our specifications. We expect that through this agreement, the necessary capacity for manufacture of

Phase 1 and Phase 2 clinical trial material will largely be covered from 2020 onwards. In addition, we will avoid technology transfer activities to different CMOs and will benefit from increases in experience and efficiency with each additional run performed under the Valneva agreement.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record‑keeping, promotion, advertising, distribution, post‑approval monitoring and reporting, marketing and export and import of biological products, such as those developed from our VaxWave and TheraT technologies and any other product candidates we develop. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Biological Product Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations and biologics under the FDCA, the Public Health Service Act, or the PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post‑market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates and any future biological product candidates we develop must be approved by the FDA through a biologics license application, or BLA, process before they may be legally marketed in the United States. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity and potency. The FDA review and approval process generally involves the following:

•	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	Approval by an Institutional Review Board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•

Performance of adequate and well‑controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial‑related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	Submission to the FDA of a BLA;
•	A determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
•

Satisfactory completion of an FDA pre‑approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;

•	Potential FDA audit of the clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the United States.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, or at all.

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies.

An IND sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some long‑term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well‑designed and well‑conducted foreign clinical trial not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•

Phase 1 clinical trials generally involve a small number of healthy volunteers or disease‑affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.

•

Phase 2 clinical trials involve studies in disease‑affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.

Post‑approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The BLA may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company‑sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the investigational product to the satisfaction of FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2020, the user fee for an application requiring clinical data, such as a BLA, is $2,942,965. The sponsor of an approved BLA is also subject to an annual prescription drug program fee, which for fiscal year 2020 is $325,424. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non‑orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA decides whether to accept a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in‑depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a pre‑approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data, pivotal Phase 3 clinical trial(s) as well as other significant and time‑consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation for a biologic must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off‑label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life‑threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor of a biologic can request the FDA to designate the product for fast track status any time before receiving BLA approval, but ideally no later than the pre‑BLA meeting.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life‑threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review.

A product may also be eligible for accelerated approval, if it treats a serious or life‑threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well‑controlled post‑marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post‑marketing restrictions, as it deems necessary to assure safe use of the product. If the FDA determines that the conditions of approval are not being met, the FDA can withdraw its accelerated approval for such drug or biologic.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life‑threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program.

Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end‑of‑Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed‑upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials as well as other clinical development programs.

Post‑Marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record‑keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off‑label use”) and limitations on industry‑sponsored scientific and educational activities. Although physicians may prescribe legally available products for off‑label uses, manufacturers may not market or promote such uses. Prescription drug and biologic promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non‑compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violations, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of post‑approval problems with a product may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall.

U.S. Healthcare Reform and Other U.S. Healthcare Laws

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

Healthcare providers, physicians and third‑party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third‑party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti‑Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which companies sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy regulations by federal and state governments and by governments in foreign jurisdictions can apply to the manufacturing, sales, promotion and other activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include:

•

The federal Anti‑Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti‑Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

The federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement, including providing inaccurate billing or coding information to customers or promoting a product off‑label, material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti‑Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, or ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

Analogous state laws and regulations, including: state anti‑kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third‑party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child‑resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record‑keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations with respect to certain laws. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record‑keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Ensuring our business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time‑ and resource‑consuming and can divert a company’s attention from the business.

The failure to comply with any of these laws or regulatory requirements subjects companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non‑compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical company to incur significant legal expenses and divert management’s attention from the operation of the business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower‑cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% commencing January 1, 2019) point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition to coverage under Medicare Part D for the manufacturer’s outpatient drugs.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since assuming the presidency in January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax‑based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA‑mandated fees, including the so‑called “Cadillac” tax on certain high cost employer‑sponsored insurance plans, the annual fee imposed on certain high cost employer‑sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non‑exempt medical devices. Further, the Bipartisan Budget Act of 2018 among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives which could limit the amounts that federal and state governments will pay for healthcare products and services and result in reduced demand for certain pharmaceutical products or additional pricing pressures.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

U.S. Patent‑Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our product candidates and any future product candidates we develop, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch‑Waxman Amendments. The Hatch‑Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent‑term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent‑term restoration period is generally one‑half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA‑licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 as part of the ACA. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case‑by‑case basis with data submitted by the sponsor.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six‑month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA‑issued “Written Request” for such a trial.

European Union Drug Development

In the European Union, or EU, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU member states have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the member state where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical‑trial authorization, simplifying adverse‑event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 28 member states of the EU and Iceland, Liechtenstein, Norway, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

•

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced‑therapy medicines such as gene‑therapy, somatic cell‑therapy or tissue‑engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto‑immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a member state of the EEA, this National MA can be recognized in other member states through the Mutual Recognition Procedure. If the product has not received a National MA in any member state at the time of application, it can be approved simultaneously in various member state through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the member state in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other member state, referred to as the Member States Concerned, for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the member states (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk‑benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union Orphan Designation and Exclusivity

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life‑threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).

In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for MA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

European Union Drug Marketing

Much like the Anti‑Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti‑bribery laws of European Union member states, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization as well as the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

European Data Collection

The collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive, and as of May 2018 the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the EU member states may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Rest of the World Regulation

For other countries outside of the EU and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Reimbursement

Sales of our products, when and if approved, will depend, in part, on the extent to which our products will be covered by third‑party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor‑by‑payor basis. As a result, coverage determination is often a time‑consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government‑paid health care costs, including price‑controls, restrictions on reimbursement and requirements for substitution of biosimilars for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non‑governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third‑party payors fail to provide coverage and reimbursement. Obtaining coverage and reimbursement for newly approved drugs and biologics is a time‑consuming and costly process, and coverage may be more limited than the purposes for which a drug is approved by the FDA or comparable foreign regulatory authorities. Assuming coverage is obtained for a given product by a third‑party payor, the resulting reimbursement payment rates may not be adequate or may require co‑payments that patients find unacceptably high. Additionally, coverage policies and third‑party reimbursement rates may change at any time. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third‑party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of prescribed products.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Employees

As of February 28, 2020, we had 85 full‑time employees and 19 part‑time employees. Of our 104 full and part‑time employees, 26, or 25%, have Ph.D. or M.D. degrees and 84, or 81%, are engaged in research and development activities. Pursuant to Austrian law, all of our Austrian employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate History

We were originally incorporated as Hookipa Biotech AG under the laws of Austria in 2011. In February 2017, we reorganized to become a corporation under the laws of the State of Delaware as Hookipa Biotech, Inc., which was a fully-owned subsidiary of Hookipa Biotech AG. In June 2018, Hookipa Biotech, Inc. changed its name to HOOKIPA Pharma Inc. and acquired all of the shares of Hookipa Biotech AG, now Hookipa Biotech GmbH.

Facilities

Our principal executive offices are located in New York, New York, pursuant to a lease that expires in February 2024. Our European research and preclinical development operations are located in Vienna, Austria, where we lease and occupy approximately 30,656 square feet of office and laboratory space. Our first facility is leased pursuant to two operating leases, comprised of (i) a lease of unlimited duration for approximately 15,198 square feet of office and laboratory space and (ii) a lease set to expire in September 2028 and with no option to extend for approximately 2,357 square feet of storage space. In 2019, we entered into a lease for a second facility located in Vienna, Austria that is set to expire in February 2029, where we occupy approximately 15,440 square feet of office and laboratory space. In December 2018, we entered into a collaboration and manufacturing agreement which included embedded leases of unlimited duration of manufacturing facilities which are located in Solna, Sweden. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.hookipapharma.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. These reports are also available at the SEC’s Internet website at www.sec.gov.

A copy of our Corporate Governance Guidelines, Code of Conduct and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.hookipapharma.com, under the heading “Corporate Governance.”

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Capital Needs

We are a clinical‑stage biopharmaceutical company with no approved products and a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

We are a clinical‑stage biopharmaceutical company with no approved products and a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. For the years ended December 31, 2018 and 2019, we reported a net loss of $16.2 million and $43.0 million, respectively. As of December 31, 2019, we had an accumulated deficit of $103.0  million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

•	establish our manufacturing capabilities through third parties or by ourselves and scale‑up manufacturing to provide adequate supply for clinical trials and commercialization;
•	expand and protect our intellectual property portfolio;
•

establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly;

•	acquire or in‑license other product candidates and technologies.

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

As of December 31, 2019, we had approximately $113.6 million in cash, cash equivalents and restricted cash. Based on our research and development plans, we expect that our existing cash and cash equivalents at December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our current and future product candidates and programs, and of conducting preclinical studies and clinical trials;
•	the number and development requirements of other product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
•	the stability, scale and yields of our future manufacturing process as we scale‑up production and formulation of our product candidates for later stages of development and commercialization;

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

In addition, if we undertake acquisitions, we may incur large one‑time expenses and acquire intangible assets that could result in significant future amortization expense.

We have obtained funding from an agency of the Austrian government that contains certain covenants that may restrict our operations.

In the past, we have contracted numerous funding agreements with an agency of the Austrian government to partially finance our research and development programs, such as personnel costs, material costs, third‑party services, travel expenses and research and development infrastructure use. These funding agreements include both below market rate loans and grants, which are subject to various criteria linked to certain terms and conditions as well as certain costs attributable to the respective funded research and development program. We have committed to reporting obligations and to obtain the approval for significant changes in the cost structure of the funded research and development programs. If we were to breach these contractual obligations, we may be held liable by the agency of the Austrian government for damages incurred by such agencies resulting from the breach of contract and we could be required to reimburse in full the funding granted by such agencies.

Further, pursuant to the general terms of each grant, the agency is entitled to re‑evaluate the funding granted to us in case of a fundamental change in our ownership structure if such change no longer ensures that the purpose of the funding can be achieved. Any such re‑evaluation could negatively impact the funding that we receive or have received from the agency or that we may receive in the future from other agencies of the Austrian government.

Risks Related to Our Business and Industry

If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

All of our product candidates are in early stages of development, including our lead product candidate, HB‑101, which is currently in a Phase 2 clinical trial, and our HB-201 program, which recently commenced a Phase 1/2 clinical trial, and as such will require extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an investigational new drug application, or IND, or biologics license application, or BLA, for regulatory approval for any of our product candidates or whether any such IND or BLA will be accepted for review by the FDA, or subsequently whether any such IND will go into effect or BLA will be approved upon review.

Our ability to generate product revenues, which we do not expect to occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of the product candidates we develop, which may never occur. Before we are able to generate any revenues from product sales, our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts. The success of our current and future product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies and clinical trials;
•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;
•	successful enrollment and completion of clinical trials;
•	successful data from our clinical program that support an acceptable risk‑benefit profile of our product candidates in the intended populations;
•	receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
•	scale‑up of our manufacturing processes and formulation of our product candidates for later stages of development and commercialization;
•

establishing our own manufacturing capabilities or agreements with third‑party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;

•	entry into collaborations to further the development of our product candidates;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•	successfully launching commercial sales of our product candidates, if and when approved;
•	acceptance of the product candidate’s benefits and uses, if and when approved, by patients, the medical community and third‑party payors;
•	the prevalence and severity of adverse events experienced with our product candidates;
•	maintaining a continued acceptable safety profile of the product candidates following approval;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third‑party payors; and
•	qualifying for, maintaining, enforcing and defending intellectual property rights and claims.

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

The regulatory approval processes of the FDA, the EMA and other comparable foreign regulatory authorities are lengthy, time‑consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval from the FDA, the EMA and other comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our current or future product candidates will ever obtain regulatory approval.

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

•

the FDA, the EMA or other comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third‑party manufacturers with which we contract for clinical and commercial supplies; and

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

Even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post‑marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including HB‑101, HB-201 and any other future product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

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

Our preclinical programs and clinical trials may experience delays or our product candidates may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.

Many of our product candidates and all of our next generation product candidates are still in the preclinical development stage, and the risk of failure of preclinical programs is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies to obtain regulatory clearance to initiate human clinical trials, including based on INDs in the United States and clinical trial applications in Europe. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA, the EMA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our product candidates. As a result, we cannot be sure that submission of INDs or similar applications will result in the FDA, the EMA or other comparable foreign regulatory authorities allowing clinical trials to begin.

We may also encounter challenges in collecting, transporting and analyzing clinical blood samples, which could cause delays or prevent the approval of our drug candidates. For example, we have encountered difficulties in the transport logistics for samples in our HB-101 trial, resulting in the failure of a number of assays, in particular with respect to CD-8 T Cells, which are a key surrogate marker in the trial. We are currently repeating the testing of samples from the respective patients. If we are unable to successfully complete these additional tests with respect to HB-101 or establish a validated assay in time with respect to HB-201, we will not be able to include all of the planned immunogenicity data for all of the treated patients in our planned interim and final data analyses, which may negatively affect the timing or completion of our trials.

Interim, top line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to regulatory audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, top line or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of patients have been enrolled, or after only a part of the full follow‑up period but before completion of the trial. Similarly, we may report top line or preliminary results of primary and key secondary endpoints before the final trial results are completed. Preliminary, top line and interim data from our clinical trials may change as more patient data or analyses become available. Preliminary, top line or interim data from our clinical trials are not necessarily predictive of final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. These data also remain subject to verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim and top line data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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

Our TheraT technology is early in clinical development and could therefore prove to be unsafe.

TheraT is an attenuated but replicating viral vector technology. We dosed the first patient in our first clinical trial of our TheraT technology in December 2019, and we have not yet reported any clinical data. If our Phase 1/2 clinical trial for HB‑201 causes unexpected side effects that are not tolerable in the treatment of the relevant patient group, the further development of the product candidate and any other potential products based on the TheraT technology may be significantly limited or become impossible.

Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

We have concentrated all of our research and development efforts on product candidates based on our VaxWave and TheraT technologies, and our future success depends on the successful development of this therapeutic approach. Our VaxWave and TheraT technologies utilize arenaviruses to activate CD8+ T cells and induce pathogen‑neutralizing antibodies. There are no approved products that utilize the arenavirus. Because our VaxWave and TheraT technologies are novel, regulatory agencies may lack experience with product candidates such as HB‑101 and HB‑201, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. We have not yet succeeded and may not succeed in demonstrating safety and efficacy for any of our product candidates in ongoing or later‑stage clinical trials or in obtaining marketing approval thereafter.

In addition, our vectors are live, gene‑modified organisms for which the FDA, the EMA and other comparable foreign regulatory authorities and other public health authorities, such as the Centers of Disease Control and Prevention and hospitals involved in clinical studies, have established additional safety and contagion rules and procedures, which could establish additional hurdles for the development, manufacture or use of our vectors. These hurdles may lead to delays in the conduct of clinical trials or in obtaining regulatory approvals for further development, manufacturing or commercialization of our product candidates. We may also experience delays in transferring our process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

Since the number of patients that we plan to dose in some of our planned clinical trials is small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

A trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. In the Phase 1 dose escalation portion of our Phase 1/2 trial for HB‑201, we expect to enroll two groups of 20 patients each and future trials for HB‑201 or other product candidates may similarly enroll a small number of patients. The preliminary results of trials with smaller sample sizes, such as our Phase 1/2 trial for HB‑201, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, making the trial results less reliable than trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that would have been possible to achieve in a larger trial.

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

If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the EMA or other comparable foreign regulatory authorities, or local regulatory authorities such as IRBs, could order us to cease clinical trials. Competent national health authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Even if the side effects presented do not preclude the product from obtaining or maintaining marketing approval, treatment‑related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates, if approved, to understand the side effect profile of these technologies for both our planned clinical trials and upon any commercialization of any product candidates, if approved. Inadequate training in recognizing or managing the potential side effects of our technologies could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We have limited experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trial will be completed on time or if the planned clinical trials will begin or be completed on time, if at all. Large‑scale trials would require significant additional financial and management resources and reliance on third‑party clinical investigators, contract research organizations, or CROs, or consultants. Relying on third‑party clinical investigators or CROs may force us to encounter delays that are outside of our control.

We do not have our own manufacturing facility for the production of clinical trial material or future commercial products and therefore depend on third‑party contract manufacturing organizations, or CMOs, and their know‑how for production of our product candidates. Because of our limited control of our third‑party manufacturers and in part because of our inexperience, our third‑party manufacturers may fail to produce our product in a reliable and consistent manner and in sufficient quality and quantity. We have encountered problems with our third‑party manufacturers in the past, including delays and low yields, and there can be no assurance that we will not encounter similar or other difficulties in the future.

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

Cancer therapies are characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor‑targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor‑targeted small molecules, or a combination of these. Third line therapies can include hematopoietic stem cell transplantation in certain cancers, chemotherapy, antibody drugs, and small molecule tumor‑targeted therapies, more invasive forms of surgery, and new revolutionary technologies. We expect to initially seek approval of our product candidates in most instances at least as a third line therapy, for use in patients with relapsed or refractory metastatic cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved as a third or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community.

The use of an arenavirus for the treatment of infectious diseases and tumors is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates, if approved, are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	the prevalence and severity of any side effects for virus‑based therapeutic products, in particular, other prime‑boost therapies;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate coverage, reimbursement and pricing by third‑party payors and government authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

In addition, although we are not utilizing fully replication competent live virus vectors, our TheraT technology uses a replication attenuated vector and adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies, and reported side effects from any clinical trials using these technologies or the failure of such trials to demonstrate that these therapies are safe and effective may limit market acceptance of our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers, third-party payors or others in the medical community, we will not be able to generate significant revenue and we may not become profitable.

Even if we, or any future collaborators, are able to commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing laws, regulations or third-party payor coverage and reimbursement policies, any of which could harm our business.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. These third-party payors decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford many types of treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors.

In addition, the requirements governing drug pricing vary widely from country to country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

We cannot predict whether we will receive reimbursement from third-party payors for any product we may successfully commercialize in the future. Any reimbursement we may receive might not be adequate for use to generate significant revenue and we may not become profitable.

We are developing, and in the future may develop, other product candidates, in combination with other therapies, which exposes us to additional risks.

Our HB‑201 and HB‑202 product candidates are being developed to be used in combination with or without an approved checkpoint inhibitor, a currently approved cancer therapy. In the future, we may develop other product candidates to be used with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

Negative developments in the field of immuno‑oncology and virus‑based therapies could damage public perception of any of our product candidates and negatively affect our business.

The commercial success of TheraT‑based product candidates will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of HB‑201 or our other TheraT‑based product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno‑oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any TheraT‑based product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

Our product candidates consist of a modified virus. Adverse developments in clinical trials of other immunotherapy products based on viruses, like oncolytic viruses, may result in a disproportionately negative effect for our VaxWave and TheraT technologies as compared to other products in the field of infectious disease and immuno‑oncology that are not based on viruses. Future negative developments in the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our product candidates.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other products or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well‑established sales forces. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Smaller or early‑stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in‑license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

Specifically, we face significant competition in CMV management from companies such as Helocyte, Inc., VBI Vaccines, Inc., Moderna, Inc., SL VaxiGen, Inc., Merck & Co., GlaxoSmithKline plc and Pfizer, Inc. In immuno‑oncology for human papilloma virus‑16 positive, or HPV16+, cancers, we face competition from companies such as Kite Pharma, a Gilead company, Advaxis, Inc., ISA Pharmaceuticals B.V., in collaboration with Regeneron Pharmaceuticals, Inc. and BioNtech AG. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. In addition, other immuno‑oncology companies are developing the following technologies, including, but not limited to, neoantigens, bispecific antibodies, engineered cell therapies and tumor specific antigens in areas outside of CMV and HPV16+ cancers.

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
•

potential liability under the Foreign Corrupt Practices Act of 1977, or FCPA, Office of Foreign Assets Control Anti‑Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws;

•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo‑political actions, including war and terrorism.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain or maintain profitable operations.

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States, Europe or abroad, may have a strong negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers.

A pandemic, epidemic or outbreak of an infectious disease in the United States or Europe may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States, Europe or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 70 countries, including the United States, and was declared a pandemic by the World Health Organization in March 2020. The spread of COVID-19 has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities, regulatory reviews and our supply chain. For example, the COVID-19 outbreak may delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak or other factors, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. A significant outbreak of coronavirus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

Continued uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.

In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon to withdraw membership from the European Union. Such exit, or Brexit, could cause disruptions to, and create uncertainty surrounding, our business in the United Kingdom and European Union, including affecting our relationships with our existing and future customers, suppliers, and employees. As a result, Brexit could have an adverse effect on our future business, financial results, and operations. The United Kingdom formally left the European Union on January 31, 2020, and is now in a transition period through December 31, 2020. Although the United Kingdom will remain in the European Union single market and customs union during the transition period, the long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the European Union General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the United Kingdom, the European Union, and elsewhere. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United Kingdom and the other economies. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. We intend to develop an in‑house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other biotechnology and pharmaceutical companies to recruit, hire, train and retain marketing and sales personnel. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time‑consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, there can be no assurance that we will be able to develop in‑house sales and distribution capabilities or establish or maintain relationships with third‑party collaborators to commercialize any product in the United States or overseas.

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

We also expect that firming of the insurance market will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Exchange rate fluctuations may materially affect our results of operations and financial conditions.

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the U.S. dollar and the euro, may adversely affect us. Although we are incorporated in Delaware in the United States, we have significant research and development operations in Austria, and source third‑party manufacturing, consulting and other services in the European Union. As a result, our business and the price of our common stock may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

Risks Related to Our Reliance on Third Parties

We are fully dependent on our collaboration with Gilead for the development of our human immunodeficiency virus and hepatitis B virus programs and may depend on Gilead or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In June 2018, we entered into a research collaboration and license agreement with Gilead, or the Collaboration Agreement, which is focused on researching, developing and commercializing therapies for the treatment, cure, diagnosis and prevention of human immunodeficiency virus, or HIV, and hepatitis B virus, or HBV. Pursuant to the Collaboration Agreement, we granted Gilead a worldwide exclusive license to research, develop, manufacture and commercialize vaccine products for HIV and HBV using our VaxWave and TheraT technologies. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, and provides us with royalty‑based revenue if certain product candidates are successfully commercialized. Gilead is solely responsible for the preclinical and clinical development of the programs. Our lack of control over the clinical development under the Collaboration Agreement could result in delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended IND filings in a timely fashion, if at all. Additionally, Gilead has the right to terminate the Collaboration Agreement at any time for convenience. In the event Gilead terminates the Collaboration Agreement, we would be prevented from receiving any milestone payments, royalty payments and other benefits under that agreement, which would have a materially adverse effect on our results of operations. We cannot provide any assurance with respect to the success of the Collaboration Agreement.

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

•	collaborators could independently develop, or develop with third parties, including technology we in‑license, products that compete directly or indirectly with our products or product candidates;
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

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our programs, we may decide to collaborate with additional biotechnology and pharmaceutical companies with respect to development and potential commercialization. Any of these relationships may require us to incur non‑recurring and other charges, increase our near and long term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we have entered into or will enter into.

We face significant competition in seeking appropriate strategic partners and the negotiation process is time‑consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

We do not currently own any facility that may be used as our clinical‑scale manufacturing and processing facility and must currently rely on outside vendors to manufacture our product candidates. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

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

Although we do intend to develop our own manufacturing facility, we currently rely on third parties as part of our manufacturing process and may, in any event, never be successful in developing our own manufacturing facility. Our reliance on a limited number of third‑party manufacturers exposes us to the following risks:

•

the production process for our product candidates is complex and requires specific know‑how that only a limited number of CMOs can provide, as a result, we compete with other companies in the field for the scarce capacities of these organizations and may not be able to secure sufficient manufacturing capacity when needed;

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

•	we may not own, or may have to share, the intellectual property rights to any improvements made by our third‑party manufacturers in the manufacturing process for our product candidates;
•	manufacturers could breach or terminate their agreements with us;
•

raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available timely or may not be suitable or acceptable for use due to material or component defects;

•	manufacturers and critical suppliers may be subject to inclement weather, as well as natural or man‑made disasters; and
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

If our third‑party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, the EMA or another comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for any such approved product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post‑marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post‑approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third‑party manufacturers or manufacturing processes, or our or our distributors’, licensees’ or co‑marketers’ failure to comply with changes to regulatory requirements, may result in, among other things:

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post‑approval activities and affect our ability, or the ability of our collaborators, to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic products;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;
•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which was increased to 70% by the Bipartisan Budget Act of 2018, off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

The ACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019)  point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive, and  legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, the Trump Administration has issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Legislative and regulatory proposals may also impact our regulatory and commercial prospects, expand post‑approval requirements, and restrict sales and promotional activities. We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments, whether regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Such future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs generally could restrict the amount that we are able to charge for our future products, which would adversely affect our anticipated revenue and results of operations.

We may pursue breakthrough therapy designation from the FDA for our product candidates but such designation may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that our product candidates will receive marketing approval.

We may in the future seek breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For compounds that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

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

We may seek Fast Track Designation for the product candidates we develop. If a product is intended for the treatment of a serious or life‑threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may seek Orphan Drug Designation for product candidates we develop, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for any product candidates we develop, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers.

Similarly, in Europe, the European Commission grants Orphan Drug Designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an Orphan Drug Designation application. Orphan Drug Designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life‑threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, Orphan Drug Designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

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

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off‑label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

Our business operations and current and future relationships with investigators, health care professionals, consultants, third‑party payors and customers will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any products on the market, if we obtain FDA approval for our product candidates, and begin commercializing those products in the United States, our operations may be directly, or indirectly through our prescribers, customers and third‑party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti‑Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by comparable foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•

the U.S. federal Anti‑Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, providing or paying any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute;

•

the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act and federal civil monetary penalty laws, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim or obligation to pay or transmit money to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or obtaining by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the pay (e.g., public or private) or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the U.S. federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, and as amended again by the Omnibus Rule in 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the Final HIPAA Omnibus Rule, i.e. certain covered health plans, healthcare clearinghouses and healthcare providers, as well as their business associates, those independent contractors or agents of covered entities that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•	the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS under the Open Payments Program information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

analogous state laws and regulations, including: state anti‑kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third‑party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect; and state laws related to insurance fraud in the case of claims involving private insurers; and

•

European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers and data privacy and security laws and regulations that may be more stringent than those in the United States.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time‑ and resource‑ consuming and can divert a company’s attention from the business.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non‑compliance with these laws and the delay, reduction, termination or curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time‑consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is generally not permitted in the countries that form part of the European Union. Some European Union Member States, like the United Kingdom, through the United

Kingdom Bribery Act 2010, have enacted laws explicitly prohibiting the provision of these types of benefits and advantages. Infringements of these laws can result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States (e.g., France or Belgium) must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the European Union Member State national laws, industry codes (e.g. the European Federation of Pharmaceutical Industries and Associations Disclosure and Healthcare Professionals Codes) or professional codes of conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

European data collection and processing is governed by restrictive regulations governing the use, processing and cross‑border transfer of personal information.

The collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data regarding individuals in the European Economic Area is governed by,  the General Data Protection Regulation, or GDPR. The GDPR is wide ranging in scope and imposes several requirements on companies that process personal data, including requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, including to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for breach or non-compliance.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated, nor is it clear when Brexit will occur.

Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti‑bribery and anti‑corruption laws.

Our business activities may be subject to the FCPA and similar anti‑bribery or anti‑corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non‑U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. The anti‑bribery provisions of the FCPA are enforced primarily by the Department of Justice, or DOJ, and the Securities and Exchange Commission, or the SEC, is involved with enforcement of the books and records provisions of the FCPA and may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Recently the SEC and DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non‑U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA.

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

We have incurred substantial losses during our operating history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. The tax reform legislation introduced section 951A, a new tax on so‑called “global intangible low‑taxed income,” or GILTI. GILTI applies to income of a controlled foreign corporation, or CFC, that is not otherwise subpart F income. Our Austrian subsidiary falls under the category of a CFC and GILTI taxation may therefore apply when use of foreign net operating loss carryforwards reduce our foreign income tax to a low level. Tax benefits from the use of our foreign net operating loss carryforwards could be partially offset by U.S. GILTI taxation, which could have an adverse effect on our future results of operations.

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

We are dependent on patents, know‑how and proprietary technology, both our own and licensed from others. We license patents related to our VaxWave and TheraT technologies and certain other intellectual property rights from third parties, including from the University of Geneva, the University of Basel and the University of Zurich and expect in the future to be party to other material license or collaboration agreements. These agreements typically impose numerous obligations, such as diligence and payment obligations, including in relation to revenues we may receive from any sublicenses we grant in respect of the licensed patents. If we fail to comply with our obligations under these agreements, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in‑license from such licensor and may face other adverse consequences. These licenses do and future licenses may also include provisions that impose obligations and restrictions on us that could delay or otherwise negatively impact a transaction that we may wish to enter into.

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

•	the ownership of inventions and know‑how created by us and our partners using a combination of our own intellectual property and that licensed from our licensors.

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

We rely upon a combination of patents, confidentiality agreements, trade secret protection and license agreements to protect the intellectual property related to our technologies. Such means may afford only limited protection of our intellectual property and may not: (i) prevent our competitors from duplicating our technology or product candidates; (ii) prevent our competitors from gaining access to our proprietary technology; or (iii) permit us to gain or maintain a competitive advantage. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by the third parties to which we grant access to such intellectual property, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. These third parties also may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property‑related proceedings that could jeopardize or invalidate our proprietary information and intellectual property. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

Our success depends in large part on our ability to obtain and maintain patent protection with respect to our VaxWave technology, including our HB‑101 product candidate, obtain patent protection with respect to our TheraT technology, including our HB‑201, HB‑202 and HB‑301 product candidates, the vaccine product candidates we are developing with Gilead for HBV and HIV, and other proprietary product candidates. Although we own or license from others certain patent applications that cover the foregoing technologies and product candidates, we do not currently own or license from others issued patents covering all of the foregoing. Our reliance on patent applications carries certain risks associated with pending patent applications prior to the issuance of patents, as described below. If we do not adequately obtain and protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our product candidates that are important to our business. The patent application and approval process is expensive and time‑consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We cannot predict:

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

We cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the U.S. Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered patentable by courts in the United States or foreign countries. Certain of our issued patents and pending applications are method of use patents, which protect the use of a product for a specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off‑label.” Although off‑label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights may be uncertain. The patent applications that we own or in‑license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if patents do successfully issue from such applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If our patents are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded our products could be impaired. Such impairment could significantly impede our ability to market our products, negatively affect our competitive position and harm our business and operating results. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than United States law does. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our patent protection. No assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon patents we own. If these developments were to occur, it could have an adverse effect on our sales or market position. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates.

If we enter into additional collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects.

Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third‑party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Various post grant review proceedings, such as inter partes review and post grant review, are available for any interested third party to challenge the patentability of claims issued in patents to us. These procedures are relatively new and can be unpredictable. It is also possible for third parties to file observations with various patent offices during the patent application process. In our European patent application directed to our VaxWave technology, an unknown third party submitted such an observation. Despite that submission, the European Patent Office proceeded to grant our patent.

In addition to the protection afforded by patents, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know‑how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know‑how, information, or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know‑how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Third‑party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and certain other development activities in the United States is not considered an act of infringement. If and when HB‑101 or another product candidate is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we are aware of certain third party patents and applications that relate to similar subject matter as our technologies, we do not believe that any patent claims that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable. We may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third‑party patents of which we are currently unaware which cover materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third‑party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are determined to be held invalid or unenforceable. Similarly, if any third‑party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license, which may not be available on commercially reasonable terms, if at all, or until such patent expires or is determined to be invalid or unenforceable. If we are unable to obtain a necessary license to a third‑party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in‑licenses.

Presently we have rights to certain intellectual property, through licenses from third parties and under patent applications that we own or will own, related to HB‑101 and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, such as the rights to use certain antigens, specific to future disease targets, the growth of our business will likely depend in part on our ability to acquire, in‑license or use these proprietary rights. In addition, while we have patent rights directed to certain VaxWave and TheraT technologies we may not be able to obtain intellectual property to all uses of VaxWave and TheraT technologies. Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in‑license any compositions, methods of use, processes or other third‑party intellectual property rights from third parties that we identify. Even if we are able to obtain a license to use such intellectual property, it may be non‑exclusive, which would not restrict the licensor party from giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Moreover, the specific antigens that will be used with our product candidates may be covered by the intellectual property rights of others.

The licensing and acquisition of third‑party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third‑party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time‑consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time‑consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Post‑grant proceedings, including interference proceedings, provoked by third parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patents or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not agree to a license on commercially reasonable terms or at all. Litigation or post‑grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non‑compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non‑payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that such patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, inter partes review, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidate. Such a loss of patent protection could have a material adverse impact on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology or pharmaceutical industry involve both technological and legal complexity, and is therefore costly, time‑consuming and inherently uncertain. In addition, the United States continues to adapt to wide‑ranging patent reform legislation that became effective starting in 2012. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Furthermore, the specific content of patents and patent applications that are necessary to support and interpret patent scope is highly uncertain due to the complex nature of the relevant legal, scientific, and factual issues. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce our patent rights.

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

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by an employee, consultant, or contractor, as applicable, in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. We may face claims by third parties that our agreements with employees, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. We may be subject to claims that former collaborators or other third parties have an ownership interest in our patents or other intellectual property, including our in-licensed patent rights. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time‑consuming. If we are unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.

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

The degree of future protection afforded by our intellectual property rights, whether owned or in‑licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technologies, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•	pending patent applications that we own or license may not lead to issued patents;
•	patents, should they issue, that we own or license, may not provide us with any competitive advantages, or may be challenged and held invalid or unenforceable;
•

others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by our owned or in‑licensed patents, should any such patents issue;

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
•

third parties may assert an ownership interest in our intellectual property, including our in-licensed patent rights, and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;

•	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
•	we may not develop or in‑license additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business and results of operation.

Risks Related to Employee Matters, Managing Our Growth and Other Risks

The contractual obligations of Daniel Pinschewer to the University of Basel may present conflicts of interest.

Daniel Pinschewer, M.D., Founder and Chief Scientific Officer until March 2020, who will serve as our Scientific Advisor to the Chief Executive Officer going forward, provided research services to us pursuant to a consulting agreement and will continue to do so upon execution of a new consultancy agreement. Dr. Pinschewer is also an employee of the University of Basel where he engages in, among other activities, academic research related to arenaviruses and our technology platform. Pursuant to a separate research service agreement with the University of Basel, the university provides us with on‑going services with respect to our technologies, and employs the services of Dr. Pinschewer to perform some of these services. As an employee of the University of Basel, Dr. Pinschewer is subject to the university’s rules of conduct, such as confidentiality, academic objectivity and transparency of research with respect to his academic research. As a result of Dr. Pinschewer’s obligations to the University of Basel and his future role as our Scientific Advisor to the Chief Executive Officer, circumstances may arise that could create or appear to create conflicts of interest when, we, the University of Basel or Dr. Pinschewer are faced with decisions that could have different implications for the University of Basel and our company. Additionally, we would not automatically obtain rights to inventions that are developed by Dr. Pinschewer unless the inventions were made in the course of his consulting services to us. Furthermore, other research being conducted by the University of Basel may receive higher priority than research and services related to our technology platform. Any potential disagreement or dispute that may arise with the University of Basel relating to the ownership of Dr. Pinschewer’s inventions, conflicts of interest or otherwise may result in a delay or termination of the research, development or commercialization of our product candidates or may have other negative consequences for our company.

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

Moreover, many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.

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

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day‑to‑day activities in order to devote a substantial amount of time to managing these growth activities. Due to our limited financial resources and the limited experience of some members of our management team in managing a public company, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may also lead to significant costs. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the regulations of the FDA and other comparable foreign regulatory bodies, provide true, complete and accurate information to the FDA and other comparable foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally.

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee and other third party misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

Violations of or liabilities under environmental, health and safety laws and regulations could subject us to fines, penalties or other costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment and disposal of hazardous materials and wastes and the cleanup of contaminated sites. Our operations involve the use of potentially hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We could incur substantial costs as a result of violations of or liabilities under environmental requirements in connection with our operations or property, including fines, penalties and other sanctions, investigation and cleanup costs and third‑party claims. Although we generally contract with third parties for the disposal of hazardous materials and wastes from our operations, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of changes to applicable laws and regulations and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts.

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

Our internal computer systems, or those used by our third‑party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of the development programs of our product candidates.

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

In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could have an adverse impact on us and our business, including loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. If such events were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, such as the loss of clinical trial data from completed or future clinical trials. Such loss could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data.

Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Any breach in our information technology systems could lead to the unauthorized access, disclosure and use of non‑public information, including information from our patient registry or other patient information, which is protected by HIPAA, and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage to our reputation and the further development and commercialization of our product candidates could be delayed.

In addition, our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man‑made or natural disaster or other business interruption. Damage or extended periods of interruption to our third‑party collaborators’, including Gilead’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause them to cease or delay development.

We could also be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustainable, and you may not be able to resell your shares of our common stock at or above the purchase price.

In April 2019, we closed our initial public offering. Prior to that offering, there was no public market for our common stock. Although we completed our initial public offering and shares of our common stock are listed on The Nasdaq Global Select Market, an active trading market for our shares may not be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. As a result of these and other factors, it may be difficult for our stockholders to resell their shares of our common stock at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

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

Our Class A common stock has no voting rights. As a result, all matters submitted to our stockholders are decided by the vote of holders of our common stock. Our executive officers, directors, and 5% stockholders beneficially own approximately 65 % of our outstanding voting stock. These stockholders may be able to determine many matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, as amended, or the Sarbanes‑Oxley Act, being permitted to present only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, as well as reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completes our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering in April 2019, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non‑affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sale of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock, and impair our ability to raise adequate capital through the sale of additional equity securities.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company under under Rule 12b-2 of the Exchange Act. For so long as we remain a smaller reporting company, we are permitted and plan to rely on exemptions from certain disclosure requirements, including reduced disclosure obligations regarding executive compensation. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.

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

The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period‑to‑period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. The price of our common stock could decline even when we have met any previously publicly stated revenue and/or earnings guidance we may provide.

We expect to continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an emerging growth company, as defined in the JOBS Act, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will continue to need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are continuously evaluating these rules and regulations which are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Anti‑takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three‑year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•

a requirement that special meetings of stockholders be called only by our board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two‑thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of (i) not less than two‑thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action and (ii) the majority of the outstanding shares of our voting stock to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti‑takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then‑current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Upon the closing of our initial public offering in April 2019, we became subject to the periodic reporting requirements of the Exchange Act. We are continuing to refine our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well‑conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2020. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

In connection with our preparation and the audits of our financial statements as of and for the years ended December 31, 2017 and 2018, we and our independent registered public accounting firm identified material weaknesses as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. We have implemented a variety of controls to remediate the material weaknesses identified which enabled us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to enhance our internal control procedures. We believe that these efforts have remediated the material weaknesses, but we cannot assure that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in New York, New York, pursuant to a lease that expires in February 2024. Our European research and preclinical development operations are located in Vienna, Austria, where we lease and occupy approximately 30,656 square feet of office and laboratory space. Our first facility is leased pursuant to two operating leases, comprised of (i) a lease of unlimited duration for approximately 15,198 square feet of office and laboratory space and (ii) a lease set to expire in September 2028 and with no option to extend for approximately 2,357 square feet of storage space. In 2019, we entered into a lease for a second facility located in Vienna, Austria that is set to expire in February 2029, where we occupy approximately 15,440 square feet of office and laboratory space. In December 2018, we entered into a collaboration and manufacturing agreement which included embedded leases of unlimited duration of manufacturing facilities which are located in Solna, Sweden. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

PART II—OTHER INFORMATION

Item 3.  Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “HOOK” on The Nasdaq Global Select Market and has been publicly traded since April 18, 2019. Prior to this time, there was no public market for our common stock

Holders of Our Common Stock

As of March 3, 2020, there were approximately 11 holders of record of shares of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street” name, and two holders of record of shares of our Class A common stock.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part II of this Annual Report.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering

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

As of December 31, 2019 the net proceeds from the offering have been partially invested in a money market fund and partially deposited in an interest-bearing bank account with an investment grade financial institution. There has been no material change in our planned use of the net proceeds from the offering as described in our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on April 17, 2019.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data

We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019, 2018 and 2017 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K.  The balance sheet data as of December 31, 2017 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.  Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. See Note 2 and Note 15 to our consolidated financial statements at the end of this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share attributable to common shareholders and on the calculation of basic and diluted net loss per share attributable to common shareholders.

	Year ended December 31,
	2019	2018	2017
(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue from collaboration and licensing	$11,942	$7,629	$—
Operating expenses:
Research and development(1)	(46,312)	(21,965)	(9,772)
General and administrative(1)	(16,715)	(6,844)	(4,385)
Total operating expenses	(63,027)	(28,809)	(14,157)
Loss from operations	(51,085)	(21,180)	(14,157)
Other income (expense):
Grant income	6,737	5,612	2,069
Interest income	1,587	0	—
Interest expense	(877)	(778)	(606)
Other income and expenses, net	601	133	(25)
Total other income (expense), net	8,048	4,967	1,438
Net loss before tax	(43,037)	(16,213)	(12,719)
Income tax expense	(0)	(24)	(4)
Net loss	(43,037)	(16,237)	(12,723)
Net loss per share — basic and diluted	$(2.41)	$(17.76)	$(13.95)
Weighted average common shares outstanding—basic and diluted	17,859,935	914,375	911,777

(1) Amounts include stock-based compensation expense, as follows (in thousands):

	Year ended December 31,
	2019	2018	2017

Research and development expenses	$1,981	$399	$295
General and administrative expenses	3,584	468	475
	$5,565	$867	$770

	As of December 31,
	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$113,575	$48,580	$61,362
Working capital(1)	113,273	47,616	65,923
Total assets	143,745	68,251	73,732
Redeemable convertible preferred stock	—	104,774	104,774
Accumulated deficit	(103,019)	(59,982)	(43,745)
Total stockholders' equity (deficit)	117,899	(60,375)	(42,656)

(1) We define working capital as current assets less current liabilities

As discussed in Note 2 to the financial statements, we have changed our method of accounting for leases in 2019 due to adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the modified retrospective transition approach.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics targeting infectious diseases and cancers based on our proprietary arenavirus platform that is designed to reprogram the body’s immune system. We are using our “off-the-shelf” technologies, VaxWave and TheraT, to elicit directly within patients a powerful and durable response of antigen-specific killer T cells and antibodies, thereby activating essential immune defenses against infectious diseases and cancers. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by eliciting killer T cell response levels previously not achieved by other published immunotherapy approaches. Our lead infectious disease product candidate, HB‑101, is in a randomized, double-blinded Phase 2 clinical trial in patients awaiting kidney transplantation from CMV-positive donors. Our lead oncology product candidates, HB‑201 and HB‑202, are in development for the treatment of Human Papillomavirus-positive cancers. In December 2019, we initiated the Phase 1/2 clinical trial for HB-201 and expect preliminary results in late 2020 or early 2021. We plan to file an investigational new drug application, or IND,  with the U.S. Food and Drug Administration, or FDA, for HB‑202 in first half 2020. We have also entered into a strategic partnership with Gilead Sciences, Inc., or Gilead, to develop infectious disease product candidates intended to support functional cures for chronic Hepatitis B virus, or HBV, and human immunodeficiency virus, or HIV, infections. Based on preclinical data generated to date, Gilead has committed to preparations to advance the HBV and HIV candidates toward development.

We have funded our operations to date primarily from private placements of our redeemable convertible preferred stock, with aggregate gross proceeds of approximately $142.5 million, grant funding and loans from an Austrian government agency, and $16.0 million in upfront and milestone payments from Gilead in connection with a research collaboration and license agreement. On April 23, 2019, we completed an initial public offering of our common stock, or IPO, in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million.

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

We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as government grants and additional collaboration agreements with third parties. Adequate funding may not be available to us on acceptable terms, or at all. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. Further, we expect to incur additional costs associated with operating as a public company.

We have incurred net losses each year since our inception in 2011, including net losses of $43.0 million for the year ended December 31, 2019 and $16.2 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $103.0 million and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish a commercial manufacturing facility.

Components of Our Results of Operations

Revenue from collaboration and licensing

To date, we have not generated any revenue from product sales and do not expect to do so in the near future, if at all. All of our revenue to date has been derived from a research collaboration and license agreement with Gilead.

On June 4, 2018, we entered into a Research Collaboration and License Agreement, or the Collaboration Agreement, with Gilead to evaluate potential vaccine products using or incorporating our TheraT technology and VaxWave technology for the treatment, cure, diagnosis or prevention of HBV and HIV.

Under the Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Collaboration Agreement and through to December 31, 2019 we received $6.0 million in milestone payments for the delivery of research grade vectors. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Collaboration Agreement. We are also eligible to receive up to $140.0 million in developmental milestone payments for each of the HBV and HIV programs and up to $50.0 million in commercialization milestone payments for each of the HBV and HIV programs. Additionally, Gilead is obligated to pay royalties of a high single-digit to low-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to low-teens percentage of worldwide net sales of each HIV product.

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

Since entering into the Collaboration Agreement and through to December 31, 2019, we have received from Gilead the non-refundable upfront payment of $10.0 million and $6.0 million in milestone payments for the delivery of research grade vectors. In addition, we have recognized $6.3 million of cost reimbursements for research and development services performed under the Collaboration Agreement. In January 2020, we announced the achievement of a further milestone under the HBV program, entitling us to a milestone payment of $4.0 million.

Operating Expenses

Our operating expenses since inception have only consisted of research and development costs and general administrative costs.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting a Phase 1 clinical trial and the currently ongoing Phase 2 clinical trial for HB‑101 as well as initiating a Phase 1/2 trial for HB-201 and preparing an IND for HB-202. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance and investor relations, business development and administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, lease expenses related to our offices, premiums for directors and officers liability insurance, depreciation and other costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our current and future product candidates, increase our headcount and investor relations activities and maintain compliance with requirements of The Nasdaq Global Select Market and the Securities and Exchange Commission.

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. As of December 31, 2019, we had foreign net operating loss carryforwards of $112.3 million with no expiry date, resulting in a deferred tax asset of $29.2 million. We have considered that we will likely not realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of December 31, 2019.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018	2017
Revenue from collaboration and licensing	$11,942	$7,629	$—
Operating expenses:
Research and development	(46,312)	(21,965)	(9,772)
General and administrative	(16,715)	(6,844)	(4,385)
Total operating expenses	(63,027)	(28,809)	(14,157)
Loss from operations	(51,085)	(21,180)	(14,157)
Other income (expense):
Grant income	6,737	5,612	2,069
Interest income	1,587	0	—
Interest expense	(877)	(778)	(606)
Other income and expenses, net	601	133	(25)
Total other income (expense), net	8,048	4,967	1,438
Net loss before tax	(43,037)	(16,213)	(12,719)
Income tax expense	(0)	(24)	(4)
Net loss	$(43,037)	$(16,237)	$(12,723)

Revenue from collaboration and licensing

Revenue was $11.9 million for the year ended December 31, 2019, compared to $7.6 million for the year ended December 31, 2018.

The increase of $4.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 was due to higher recognition of revenue related to the upfront payment and higher cost reimbursements received under the Collaboration Agreement with Gilead. For the year ended December 31, 2019, this revenue included $4.3 million from reimbursement of research and development expenses and $4.4 million from partial recognition of revenue related to the upfront payment of $10.0 million that we received in June 2018. In addition to the recognition of the upfront payment we recognized $3.2 million in milestone payments. For the year ended December 31, 2018, revenue from reimbursement of research and development expenses was $2.0 million, revenue from partial recognition of the upfront payment was $2.8 million, and revenue for the achievement of the first pre-clinical milestone was $2.8 million.

Research and Development Expenses

For the year ended December 31, 2019, our research and development expenses were $46.3 million, compared to $22.0 million, for the year ended December 31, 2018.

The primary drivers of the increase of $24.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 were an increase in direct research and development expenses by $19.9 million and an increase in internal research and development expenses of $4.4 million. Direct research and development expenses increased primarily due to the costs for conducting a Phase 2 clinical trial for our HB-101 program, the preparation costs of clinical trials for our HB-201 and HB-202 programs,  expansion of earlier stage programs and other direct research and development costs, primarily in connection with securing manufacturing capacity for production of clinical trial material. In addition, costs related to our collaboration with Gilead contributed to the increase in direct expenses. Internal expenses increased mainly due to an increase in personnel-related research and development expenses increased by $3.1 million, primarily a result of our increased research and development headcount and an increase in stock compensation expenses. In addition, an increase in facility related costs of $0.4 million and in other internal costs of $0.9 million contributed to the overall increase in internal research and development expenses.

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Year ended December 31,
	2019	2018	2017
Direct research and development expenses by program:
HB-101	$5,120	$4,287	$1,185
HB-201/202	12,931	6,596	1,695
Gilead partnered programs(1)	2,628	715	—
Other and earlier-stage programs	13,365	2,496	1,637
Sub-total direct expenses	34,044	14,094	4,517
Internal research and development expenses:
Personnel related (including stock-based compensation)	8,518	5,391	3,789
Facility related	1,588	1,181	779
Other internal costs	2,162	1,299	687
Sub-total internal expenses	12,268	7,871	5,255
Total research and development expenses	$46,312	$21,965	$9,772

(1) Expenses incurred by us in connection with Gilead partnered programs are reimbursed to us by Gilead and accounted for as revenue.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 were $16.7 million, compared to $6.8 million for the year ended December 31, 2018. The increase of $9.9 million was primarily due to an increase in personnel related expenses of $5.4 million, an increase in professional and consulting fees of $2.5 million and an increase in other general and administrative expenses of $2.0 million. Personnel-related expenses increased mainly due to an increase in stock compensation expenses, an increase in salaries and the growth in headcount in our general and administrative functions. The increase in professional and consulting fees resulted from an increase in accounting, audit and legal fees as well as costs associated with ongoing business activities and costs to operate as a public company.

Grant Income

In the year ended December 31, 2019 we recorded grant income of $6.7 million, compared to $5.6 million in the year ended December 31, 2018 from grants, research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $1.1 million was primarily due to higher income from Austrian research and development incentives, which was partially offset by the expiry of a grant from the Austrian Research Promotion Agency, or FFG.

Interest Income and Expense

Interest income was $1.6 million for the year ended December 31, 2019, compared to no interest income for the year ended December 31, 2018. The interest income represents interest from cash and cash equivalents held in US dollars resulting from the proceeds from the issuance of Series D Preferred Stock, our IPO, and payments received under our collaboration with Gilead. During the year ended December 31, 2019 our cash, cash equivalents and restricted cash were mainly held in dollars at US investment grade financial institutions or in money market funds. In addition smaller amounts were held in US dollars and euros at our Austrian subsidiary which produced no interest income due the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.9 million for the year ended December 31, 2019, compared to $0.8 million for the year ended December 31, 2018. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

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

We have raised gross proceeds of approximately $142.5 million from the issuance of our convertible preferred stock and $10.0 million from a non-refundable upfront payment pursuant to the Collaboration Agreement with Gilead. On April 23, 2019, we completed our IPO by issuing 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. As of December 31, 2019, the principal amount outstanding under loans from government agencies was $7.3 million and we had cash, cash equivalents and restricted cash of $113.5 million.

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

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of December 31, 2019, the unamortized debt discount related to FFG Loans was $2.6 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of December 31, 2019, we had an accumulated deficit of $103.0 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

•	acquire or in-license other product candidates and technologies; and
•	incur additional legal, accounting and other expenses in operating our business, including the costs associated with operating as a public company.

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our shareholders will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding on favorable terms when needed, we may have to delay, reduce the scope of or terminate one or more of our research and development programs or clinical trials.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Year ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(41,731)	$(14,998)	$(11,913)
Net cash used in investing activities	(1,999)	(2,150)	(1,297)
Net cash provided by financing activities	109,751	6,873	58,892
Net increase (decrease) in cash and cash equivalents	66,021	(10,275)	45,682

Cash Used in Operating Activities

During the year ended December 31, 2019, cash used in operating activities was $41.7 million, which consisted of a net loss of $43.0 million, adjusted by non-cash charges of $8.7 million and changes in our operating assets and liabilities of $7.4 million. The non-cash charges consisted primarily of stock-based compensation of $5.6 million and depreciation and amortization expense of $3.1 million. The change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $6.0 million, a decrease in deferred revenues of $4.4 million, a decrease of accounts receivable of $3.6 million, and a decrease in operating lease liabilities of $2.4 million, partially offset by an increase in accounts payable of $4.2 million and an increase in accrued expenses and other current liabilities of $4.0 million. Changes in accounts payable, prepaid expenses and other current assets and liabilities in the year ended December 31, 2019 were generally due to growth in our business, the advancement of our research programs and the timing of invoicing and payments. Changes in operating lease liabilities in the year ended December 31, 2019 were mainly due to a prepayment related to embedded leases and regular lease payments.

During the year ended December 31, 2018, cash used in operating activities was $15.0 million, which consisted of a net loss of $16.2 million, adjusted by non-cash charges of $1.5 million and cash used by changes in our operating assets and liabilities of $0.3 million. The change in our operating assets and liabilities included $13.5 million in cash as a result of increases in accounts receivables, prepaid expenses and other current assets. These charges were largely offset by an increase in accounts payable and other current liabilities of $4.6 million and an increase in deferred revenues of $8.6 million mainly driven by the unrecognized portion of the $10.0 million upfront payment received pursuant to the Collaboration Agreement.

During the year ended December 31, 2017, cash used in operating activities was $11.9 million, which consisted of a net loss of $12.7 million, adjusted by non-cash charges of $1.1 million and cash used due to changes in our operating assets and liabilities of $0.3 million. The non-cash charges consisted primarily of depreciation and amortization expense of $0.4 million and stock-based compensation of $0.8 million. The change in our operating assets and liabilities was primarily due to a decrease of $1.2 million in accounts payable, partially offset by an increase of accrued expenses and other liabilities of $1.0 million.

Cash Used in Investing Activities

During the years ended December 31, 2019,  2018 and 2017, cash used in investing activities was $2.0 million,  $2.2 million, and $1.3 million, respectively, which resulted from capital expenditures in connection with leasehold improvements to expand our laboratory space and for purchase of property and equipment.

Cash Provided by Financing Activities

During the year ended December 31, 2019, cash provided by financing activities was $109.8 million, which consisted of net proceeds of $37.3 million from the issuance of shares of our Series D convertible preferred stock in February 2019 and net proceeds of $74.7 million from our IPO in April 2019, partially offset by an upfront payment for embedded finance lease assets.

During the year ended December 31, 2018, cash provided by financing activities was $6.9 million, which primarily consisted of $6.4 million in net proceeds from the issuance of shares of our Series C convertible preferred stock in December 2017, and of proceeds from borrowings of $0.4 million, received under the FFG Loans.

During the year ended December 31, 2017, cash provided by financing activities was $58.9 million, which primarily consisted of net proceeds from the issuances of shares of our Series C convertible preferred stock of $58.1 million and $0.7 million in loan proceeds from FFG.

Off-Balance Sheet Arrangements

We did not have during the periods presented and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Calendar Year
		Less Than	1 - 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years
Lease commitments	$7,979	$1,981	$3,922	$2,076	$—
CMO commitments	13,078	10,189	2,889	—	—
Debt obligations	7,305	1,280	3,029	2,996	—

Total	$28,362	$13,450	$9,840	$5,072	$—

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

Our IPO provided a change in ownership structure of the Company and, as a consequence, we agreed a change in the due dates of a part of the debt obligations with the Austrian government agency to whom we owe our debt obligations.

Intellectual Property Licenses

In October 2011, we entered into a license agreement with University of Zurich for an exclusive, worldwide, royalty-bearing license for a propagation-deficient arenavirus vector. Pursuant to the license agreement, we are obligated to pay the University of Zurich low single-digit royalties on aggregate net sales of products licensed under the agreement, and to pay percentages ranging from the mid-single digits to 20% of the sublicense fees that we may receive from sublicensing, depending on the amount of fees received from sublicensees.

In January 2017, we entered into a license agreement with University of Basel for an exclusive, worldwide, royalty-bearing license for a tri-segmented Pichinde virus vector. We are required to use reasonable efforts to make commercially available licensed products. Pursuant to the license agreement, we are obligated to pay nominal milestone payments for each licensed product upon the achievement of certain development and regulatory milestones and to pay royalties of low single digits of net sales of licensed products. We are also obligated to pay a low- to high-single digit percentage of the sublicense fees that we may receive from sublicensing.

In February 2017, we entered into a license agreement with the University of Geneva for an exclusive, worldwide, royalty-bearing license for a tri-segmented arenavirus vector. Pursuant to the license agreement, we are obligated to pay the University of Geneva an annual fee which is fully deductible from any milestone, royalty or sublicense payments. We are also obligated to pay milestone nominal payments for each licensed product upon the achievement of certain development and regulatory milestones and to pay low single-digit royalties on aggregate net sales of products licensed under the agreement, and to pay percentages ranging from the low-single digits to 10% of the sublicense fees that we may receive from sublicensing.

In the year ended December 31, 2019, we recorded $1.9 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2019,  no payable from sublicensing fees were included in accrued expenses and other current liabilities.  In the year ended December 31, 2018, we recorded $0.1 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2018, $0.5 million payable from sublicensing fees were included in accrued expenses and other current liabilities.

For additional information on these license agreements, please see “Business—Intellectual Property—License Agreements.”

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with the rules and regulations of the SEC, and generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since our Prospectus, except for our adoption of the new leasing standards which is discussed below.

Recognition of revenue from contracts with customers

We have entered into the Collaboration Agreement with Gilead for the development and commercialization of certain of its product candidates. Our performance obligations under the terms of this agreement include one combined performance obligation for each research program comprised of the transfer of intellectual property rights (licenses) and providing research and development services. Payments by Gilead to us under this agreement included a non-refundable up-front payment, payments for research and development activities, and may include payments based upon the achievement of defined pre-clinical development and commercial milestones and royalties on product sales if certain future conditions are met.

We evaluate our collaboration and licensing arrangements pursuant to Accounting Standards Codification 606, or ASC 606. To determine the recognition of revenue from arrangements that fall within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. We present revenues from collaboration and licensing arrangements separately from other sources of revenue.

Amounts received by us as non-refundable upfront payment under the collaboration and licensing agreement prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. Such amounts are recognized as revenue over the performance period of the respective services on a percent of completion basis for each of the obligations. Reimbursement of costs for or services under the collaboration and licensing agreement are presented as revenue and not deducted from expenses. Amounts of consideration allocated to the performance of research or manufacturing services are recognized over the period in which services are performed. Contingent milestone payments related to specified preclinical and clinical development milestones are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606. The collaboration and licensing arrangement also includes certain sales-based milestone and royalty payments upon successful commercialization of a licensed product which we anticipate recognizing if and when sales from a licensed product are generated.

Leasing

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) as amended from time to time (the new leasing standards) using the modified retrospective transition approach with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, we elected the package of transition practical expedients, which allowed us to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. We also elected the practical expedient to not reassess certain land easements and made an accounting policy election to not recognize leases with an initial term of 12 months or less within the consolidated balance sheets and to recognize those lease payments on a straight-line basis in the consolidated statements of operations over the lease term. Upon adoption of the new leasing standards an operating lease asset of $3.3 million and a corresponding operating lease liability of $3.3 million were recorded in our consolidated balance sheets. The adoption of the new leasing standards did not have a material impact on our consolidated statements of operations.

The determination whether an arrangement was qualified as a lease was made at contract inception. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. We use the implicit rate when readily determinable and our incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. The lease payments used to determine operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized as operating lease assets on the consolidated balance sheets. Certain of our arrangements contain lease and non-lease components. We applied an accounting policy choice to separate or not to separate lease payments for the identified assets from any non-lease payments included in the contract by asset class. Operating leases are reflected in operating lease assets, in accrued expenses and other current liabilities and in non-current operating lease liabilities in our consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in this Annual Report on Form 10‑K.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, manufacturing expenses and external costs of vendors engaged to conduct preclinical development activities and clinical trials as well as the cost of licensing technology. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

All patent-related costs incurred in connection with filing and prosecuting patent applications are classified as research and development expenses and expensed as incurred due to the uncertainty about the recovery of the expenditure. Upfront payments, milestone payments and annual payments made for the licensing of technology are generally expensed as research and development in the period in which they are incurred. Incremental sublicense fees triggered by contracts with customers are capitalized and expensed as research and development expenses over the period in which the relating revenue is recognized.

Stock-Based Compensation

We measure all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We classify stock-based compensation expense in our consolidated statements of  operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified. Generally, we issue stock options, with service-only vesting conditions and record expense using the graded-vesting method.

We estimate the fair value of each stock option award using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. We do not estimate and apply a forfeiture rate as we have elected to account for forfeitures as they occur.

Recognition of other income under government grant agreements and research incentives

We recognize income from grants, research incentives and the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate on loans received from Austrian government agencies. Income from grants and incentives is recognized in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, we recognize grant and incentive income in an amount equal to the qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage.

Grant income that we have received in advance of incurring qualifying expenses is recorded in the consolidated balance sheets as deferred income. Grant and incentive income recognized upon incurring qualifying expenses in advance of receipt of grant funding or proceeds from research and development incentives is recorded in the consolidated balance sheets as prepaid expenses and other current assets.

We have received loans under funding agreements that bear interest below market rates. We account for the imputed benefit arising from the difference between an estimated market interest rate and the actual interest rate charged on such loans as additional grant income, and record interest expense for the loans at a market interest. On the date that loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income, which is subsequently recognized as additional grant income over the term of the funding agreement.

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

Discussion of the year ended December 31, 2018 compared with the year ended December 31, 2017 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S-1, as amended, as filed with the Securities Exchange Commission.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of December 31, 2019 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $113.5 million as of December 31, 2019, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is founded in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

In connection with our preparation and the audits of our financial statements as of and for the years ended December 31, 2017 and 2018, we and our independent registered public accounting firm identified two material weaknesses as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting, which we describe below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual financial statements will not be prevented or detected on a timely basis.

4.

We did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience, and training, which would allow for appropriate monitoring, presentation and disclosure, and internal control over financial reporting. Specifically, we had not designed and implemented a sufficient level of formal accounting policies and procedures.
5.

Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, our insufficient segregation of duties in their finance and accounting functions.

During 2019 and during the first quarter of 2020 we implemented measures to improve our internal control over financial reporting which we believe remediated the material weaknesses described above. Specifically, in order to remediate such material weaknesses, we:

6.

Hired additional finance and accounting staff with financial controls and GAAP reporting experience. Hired additional human resources and IT staff to segregate duties in the areas of payroll and system controls.

7.	Engaged third party specialists to support our compliance with internal control requirements.
8.	Identified and documented our significant financial reporting risks and mitigating controls.
9.	Documented existing internal control over financial reporting s, implemented additional controls and identified remaining deficiencies. Implemented various entity level and governance controls.
10.	Developed internal control and risk matrices to monitor controls and continue to improve internal control monitoring.
11.	Developed formalized accounting procedures and clearly defined authorities. Initiated the updating of accounting policies to match current control environment.
12.

Implemented formal disclosure controls and procedures, including the formalization of a quarterly disclosure committee and requiring management sub-certifications from employees in key functional areas.

13.	Reported quarterly to the audit committee on the design of the internal control and disclosure program.

We have implemented a variety of controls to remediate the material weaknesses identified. Those controls include the expanded the use of qualified accounting personnel and segregation of duties. In addition, we formalized the internal controls documentation based on a documented risk assessment process using quantitative and qualitative risk methodology. We documented our key internal controls and expanded the completeness of supporting evidence of oversight controls. Finally, we strengthened supervisory reviews by our management, disclosure committee and audit committee. These additional resources and procedures enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to enhance our internal control procedures.  We believe that these efforts have remediated the material weaknesses described above.

Other than the applicable remediation efforts as described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) that occurred during the year ended December 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On December 30, 2019, we entered into Amendment No. 9, or the Amendment, to the Consultancy Agreement between the Company and Daniel Pinschewer, dated November 13, 2011, as amended, together with the Amendment, the Agreement. The Amendment extended the terms of the Agreement from January 1, 2020 to the date in which we file this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Upon the filing of this Annual Report on March 19, 2020, Dr. Pinschewer’s services have terminated and he will serve as our consultant and, upon execution of an applicable consultancy agreement, as the Scientific Advisor to our Chief Executive Officer.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.  Principal Accountant’s Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Part IV

Item 15.  Exhibits.

(1) Financial Statements

The following documents are included on pages F-1 through F-[XX] attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2019 (File No. 001-38869) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 23, 2019 (File No. 001-38869) and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

4.2	Form 8‑K (File No. 001‑38869) filed with the SEC on April 23, 2019)

4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1#

HOOKIPA Pharma Inc. 2018 Stock Option and Grant Plan and forms of awards thereunder (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.2#	2019 Stock Option and Incentive Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.3#

Incentive Stock Option Agreement under the Company’s 2019 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.4#

Non-Qualified Stock Option Agreement for Company Employees under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.5#

Non-Qualified Stock Option Agreement for Non-Employee Directors under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.6#

Restricted Stock Award Agreement under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.7#

Restricted Stock Award Agreement for Company Employees under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.8#

Restricted Stock Award Agreement for Non-Employee Directors under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.9#	2019 Employee Stock Purchase Plan (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.10#

Form of Director Indemnification Agreement (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.11#

Form of Officer Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.12#

Employment Agreement between Joern Aldag and the Registrant (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.13#

Employment Agreement between Reinhard Kandera and the Registrant (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.14#

Employment Agreement between Igor Matushansky and the Registrant (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.15#*

Consultancy Agreement between Daniel Pinschewer and Hookipa Biotech GmbH, dated as of November 16, 2011, as amended by the First Amendment, dated January 7, 2013, the Second Amendment, dated December 16, 2013, the Third Amendment, dated December 18, 2014, the Fourth Amendment, dated February 25, 2016, the Fifth Amendment, dated December 7, 2016, the Sixth Amendment, dated December 16, 2016, the Seventh Amendment, dated December 4, 2017, the Eighth Amendment dated December 21, 2018 and the Ninth Amendment, dated December 30, 2019

10.16

Lease by and between the Registrant and Marxbox Bauprojekt GmbH & Co OG, dated February 3, 2012, as supplemented by the Lease Agreement, dated April 2, 2014 (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.17

Lease by and between the Registrant and Wüstenrot Marxbox GmbH & Co KG, dated May 15, 2018 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.18†*	Collaboration and License Agreement, by and between Hookipa Biotech AG and Gilead Sciences, Inc., dated as of June 4, 2018, as amended on December 22, 2019

10.19†

Patent License Agreement, by and between Hookipa Biotech GmbH and the University of Zurich, dated as of October 6, 2011 (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.20†

Patent License Agreement, by and between Hookipa Biotech AG and the University of Basel, dated as of January 16, 2017 (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.21†

Patent License Agreement, by and between Hookipa Biotech AG and the University of Geneva, dated as of February 8, 2017 (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.22†

The National Institutes of Health Biological Materials License Agreement, by and between the National Institutes of Health within the Department of Health and Human Services through the Office of Technology Transfer and Hookipa Biotech AG, dated as of September 25, 2013, as amended by the First Amendment, dated April 12, 2017, and the Second Amendment, dated July 11, 2018 (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.23

Funding Contract, by and between Hookipa Biotech AG and The Austrian Research Promotion Agency, dated August 8, 2012, as extended by the Funding Contract, dated December 17, 2013, and the Funding Contract, dated May 22, 2015 (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.24*

Funding Contract, by and between Hookipa Biotech AG and The Austrian Research Promotion Agency, dated December 16, 2014, as extended by the Funding Contract, dated October 4, 2016, the Funding Contract, dated February 27, 2018, and the Funded Contract dated October 25, 2019

10.25

Lease by and between the Registrant and Wüstenrot Marxbox GmbH & Co. KG, dated February 26, 2019 (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

23.1*	Consent of PwC Wirtschaftsprüfung GmbH, Independent Registered Public Accounting Firm

31.1*

Certificate of Principal Executive Officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certificate of Principal Financial Officer pursuant to Exchange Act Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†  Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#  Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

* Filed herewith.

+Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKIPA Pharma Inc.

Date: March 19, 2020	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors and officers of HOOKIPA Pharma Inc. (the “Company”), hereby severally constitute and appoint Joern Aldag and Reinhard Kandera, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Joern Aldag	Chief Executive Officer and Director	March 19, 2020
Joern Aldag	(Principal Executive Officer)

/s/ Reinhard Kandera	Chief Financial Officer and Director	March 19, 2020
Reinhard Kandera	(Principal Financial and Accounting Officer)

/s/ Jan van de Winkel
Jan van de Winkel, Ph.D.	Chairman of the Board	March 19, 2020

/s/ Michael A. Kelly
Michael A. Kelly	Director	March 19, 2020

/s/ David Kaufman
David Kaufman	Director	March 19, 2020

/s/ Christoph Lengauer
Christoph Lengauer, Ph.D.	Director	March 19, 2020

/s/ Julie O’Neill
Julie O’Neill	Director	March 19, 2020

/s/ Graziano Seghezzi
Graziano Seghezzi	Director	March 19, 2020

/s/ Sander van Deventer
Sander van Deventer, M.D., Ph.D.	Director	March 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of HOOKIPA Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HOOKIPA Pharma Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 2.

Vienna, Austria

March 19, 2020

PwC Wirtschaftsprüfung GmbH

/s/ Alexandra Rester

Austrian Certified Public Accountant

We have served as the Company's, or its predecessors, auditor since 2012, which includes periods before the Company became subject to SEC reporting requirements.

PART I—FINANCIAL INFORMATION

HOOKIPA PHARMA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of
	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$113,151	$48,580
Accounts receivable	1,537	4,919
Receivable research incentives	8,190	2,329
Prepaid expenses and other current assets	5,139	6,483
Total current assets	128,017	62,311
Non-current assets:
Restricted cash	424	—
Property and equipment, net	5,126	4,337
Operating lease right of use assets	7,875	—
Finance lease right of use assets	1,602	—
Other non-current assets	701	1,603
Total non-current assets	15,728	5,940

Total assets	$143,745	$68,251

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$944	$3,656
Deferred revenues	3,591	6,619
Operating lease liabilities, current	1,814	—
Accrued expenses and other current liabilities	8,406	4,420
Total current liabilities	14,755	14,695
Non-current liabilities
Loans payable, non-current	3,495	4,392
Operating lease liabilities, non-current	5,290	—
Deferred revenues, non-current	72	1,663
Other non-current liabilities	2,234	3,102
Total non-current liabilities	11,091	9,157
Total liabilities	25,846	23,852

Commitments and contingencies (Note 13)
Redeemable convertible preferred stock (series A, B, C and D), $0.0001 par value; 0 and 1,323,506 shares authorized, issued and outstanding at December 31, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $0.0 million and $99.7 million at December 31, 2019 and December 31, 2018, respectively	—	104,774

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 100,000,000 and 18,454,860 shares authorized at December 31, 2019 and December 31, 2018, respectively; 21,746,392 shares and 1,006,595 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	3	0
Class A common stock, $0.0001 par value; 3,900,000 and 0 shares authorized at December 31, 2019 and December 31, 2018, respectively; 3,819,732 and 0 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	0	—
Additional paid-in capital	225,568	3,327
Accumulated other comprehensive loss	(4,653)	(3,720)
Accumulated deficit	(103,019)	(59,982)
Total stockholders’ equity (deficit)	117,899	(60,375)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$143,745	$68,251

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year ended December 31,
	2019	2018	2017

Revenue from collaboration and licensing	$11,942	$7,629	$—
Operating expenses:
Research and development	(46,312)	(21,965)	(9,772)
General and administrative	(16,715)	(6,844)	(4,385)
Total operating expenses	(63,027)	(28,809)	(14,157)
Loss from operations	(51,085)	(21,180)	(14,157)
Other income (expense):
Grant income	$6,737	$5,612	$2,069
Interest income	1,587	0	—
Interest expense	(877)	(778)	(606)
Other income and expenses, net	601	133	(25)

Total other income, net	8,048	4,967	1,438

Net loss before tax	(43,037)	(16,213)	(12,719)

Income tax expense	(0)	(24)	(4)

Net loss	(43,037)	(16,237)	(12,723)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	(933)	(2,358)	1,764
Comprehensive loss	$(43,970)	$(18,595)	$(10,959)

Net loss per share — basic and diluted	$(2.41)	$(17.76)	$(13.95)

Weighted average common shares outstanding — basic and diluted	17,859,935	914,375	911,777

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances as of January 1, 2017	547,974	40,189	911,777	—	—	—	1,682	(3,126)	(31,022)	(32,466)
Issuance of Series B preferred stock, net of issuance costs of $0	82,032	5,315	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $93	693,500	59,270	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,764	—	1,764
Stock-based compensation expense	—	—	—	—	—	—	769	—	—	769
Net loss	—	—	—	—	—	—	—	—	(12,723)	(12,723)
Balances as of December 31, 2017	1,323,506	104,774	911,777	—	—	—	2,451	(1,362)	(43,745)	(42,656)
Issuance of common stock upon exercise of stock options	—	—	94,818	—	—	—	9	—	—	9
Foreign currency translation adjustment (unaudited)	—	—	—	—	—	—	—	(2,358)	—	(2,358)
Stock-based compensation expense	—	—	—	—	—	—	867	—	—	867
Net loss	—	—	—	—	—	—	—	—	(16,237)	(16,237)
Balance as of December 31, 2018	1,323,506	$104,774	1,006,595	$—	—	$—	$3,327	$(3,720)	$(59,982)	$(60,375)
Issuance of Series D preferred stock, net of issuance costs of $158	257,000	37,274	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering at $14.00 per share for cash, net of issuance costs of $9,386	—	—	6,000,000	1	—	—	74,614	—	—	74,615
Conversion of Series A, B, C and D preferred stock into common stock upon initial public offering	(1,580,506)	(142,048)	14,582,161	2	3,819,732	—	142,046	—	—	142,048
Issuance of common stock upon exercise of stock options	—	—	157,636	—	—	—	16	—	—	16
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(933)	—	(933)
Stock-based compensation	—	—	—	—	—	—	5,565	—	—	5,565
Net loss	—	—	—	—	—	—	—	—	(43,037)	(43,037)
Balance as of December 31, 2019	—	$—	21,746,392	$3	3,819,732	$—	$225,568	$(4,653)	$(103,019)	$117,899

The accompanying notes are an integral part of these consolidated financial statements

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2019	2018	2017

Operating activities:
Net loss	$(43,037)	$(16,237)		$(12,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,565	867		770
Depreciation expense	1,443	640		398
Non-cash operating lease expense	1,624	—		—
Other non-cash items	52	7		(45)
Changes in operating assets and liabilities:
Accounts receivable	(3,619)	(4,991)		—
Prepaid expenses and other current assets	(6,005)	(7,049)		(67)
Other non-current assets	869	(1,465)		(83)
Accounts payable	4,203	3,413		(1,172)
Deferred revenues	(4,442)	8,587		—
Operating lease liabilities	(2,396)	—		—
Accrued expenses and other liabilities	4,012	1,230		1,009

Net cash used in operating activities	(41,731)	(14,998)		(11,913)

Investing activities:
Purchases of property and equipment	(1,999)	(2,150)		(1,297)

Net cash used in investing activities	(1,999)	(2,150)		(1,297)

Financing activities:
Payments related to finance leases	(1,437)	—		—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	37,274	6,439		58,145
Proceeds from issuance of common stock, net of issuance costs	74,756	9		—
Proceeds from borrowings	—	425		747
Repayments of borrowings	(842)	—		—

Net cash provided by financing activities	109,751	6,873		58,892

Net increase (decrease) in cash, cash equivalents and restricted cash	66,021	(10,275)		45,682

Cash, cash equivalents and restricted cash at beginning of period	48,580	61,362		13,186
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,026)	(2,507)		2,494
Cash, cash equivalents and restricted cash at end of period	$113,575	$48,580		$61,362

Supplemental disclosure of cash flow information:
Cash paid for interest	$(64)	$(71)	1	(60)
Cash paid for income taxes	$—	$(24)		$(4)

Supplemental disclosure of non-cash financing activities:
Due from shareholder for issuance of redeemable convertible preferred stock	$—	$—		$6,520
Conversion of redeemable preferred shares upon the IPO	$142,048	$—		$—
Property and equipment additions in accounts payable and accrued expenses	$(10)	$545		$(533)

The accompanying notes are an integral part of these consolidated financial statements

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Summary of significant accounting policies

Basis of presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Stock split

On April 5, 2019, the Company effected a 11.643‑for-one stock split of its issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the split. All issued and outstanding share and per share amounts of common stock and options included in the accompanying consolidated financial statements have been adjusted to reflect this stock split for all periods presented. The conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 9) have been adjusted proportionally.

Transaction between entities under common control

In June 2018, the Company acquired all of the shares of its parent company, Hookipa Biotech AG, against issuance of 78,311 shares of common stock and 1,323,506 shares of redeemable convertible preferred stock to the shareholders of Hookipa Biotech AG, who became the sole shareholders of the Company. The transaction was recorded as a transaction between entities under common control that led to a change in the reporting entity. In the accompanying consolidated financial statements, the assets and liabilities and relating operations of the transferring entity are retrospectively presented at their carrying amounts without a change in the basis for all periods during which the

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

transferring entity was under common control. The share capital as well as the share and per share information included in the accompanying consolidated financial statements have been retrospectively adjusted to reflect the share capital of the Company after the transaction. Differences in the par value of common stock between the transferring and the receiving entity were reflected by adjustments to redeemable convertible preferred stock and additional paid-in capital.

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through December 31, 2019, the Company has funded its operations with proceeds from sales of common stock in the IPO, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $43.0 million, $16.2 million and $12.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had an accumulated deficit of $103.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 19, 2020, the filing date of this Annual Report on Form 10‑K, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the consolidated financial statements.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue and income, the accrual of research and development expenses, the present value of lease right of use assets and corresponding liabilities, the valuation of common and preferred stock, the valuation of stock-based awards and the valuation of liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Foreign currency and currency translation

The functional currency for the Company is the United States dollar and the functional currency for the Company's wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and liabilities of Hookipa Biotech GmbH are translated into United States dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit as a component of Accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the consolidated statements of operations and comprehensive loss as incurred.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. The net proceeds from the Company’s offerings in the year ended December 31, 2019 have been deposited in interest-bearing bank accounts with investment grade US financial institutions and have been partially invested in a money market fund. The money market fund, held in U.S. dollar, is primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2018 and December 31, 2019, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2019 cash equivalents consisted of money market funds. As of December 31, 2018, the Company had no cash equivalents.

Deferred offering costs

The Company capitalized certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs in prepaid expenses and other current assets until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of the additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. Total offering costs of $9.4 million recorded in stockholders’ equity in the year ended December 31, 2019 included $1.4 million of cost incurred in previous periods, which were initially recorded as deferred offering costs as of December 31, 2018.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated useful life
Leasehold improvements(1)	5 years
Laboratory equipment	3 - 10 years
Furniture and fixtures	3 - 10 years
Computer equipment and software	3 - 4 years

(1) In the course of the application of ASC 842, the estimated useful life of the leasehold improvements was adjusted to the shorter period of economic useful life of the asset and lease term.

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Expenditures for repairs and maintenance are charged to expense as incurred.

Leases

The Company adopted the new leasing standards as of January 1, 2019. The new leasing standards were adopted using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also elected the practical expedient to not reassess certain land easements, elected to use hindsight in determining the lease term and made an accounting policy election to not recognize leases with an initial term of 12 months or less within the consolidated balance sheets and to recognize those lease payments on a straight-line basis in the consolidated statements of operations over the lease term. Upon adoption of the new leasing standards an operating lease asset of $3.3 million and a corresponding operating lease liability of $3.3 million were recorded in the consolidated balance sheets. The adoption of the new leasing standards did not have a material impact on the Company’s consolidated statements of operations.

The determination whether an arrangement was qualified as a lease was made at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company uses the implicit rate when readily determinable and uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. The lease payments used to determine operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized as operating lease assets on the consolidated balance sheets. In addition, certain of the Company’s arrangements contain lease and non-lease components. The Company elected to generally separate lease payments from non-lease payments but applied an accounting choice to not separate lease payments from certain non-lease payments for its office and laboratory space leases and its car leases. Operating leases are reflected in operating lease assets, in accrued expenses and other current liabilities and in non-current operating lease liabilities in the consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The right-of-use asset is tested for impairment in accordance with ASC 360.

Impairment of long-lived assets

Long-lived assets, including operating and finance lease right of use assets, consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative technological, scientific or economic trends and significant changes or planned changes in the use of the assets.

If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2019 and 2018.

Segment information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company's singular focus is on developing pharmaceutical products to prevent and cure infectious diseases and cancer. The Chief Executive Officer is the chief operating decision maker, and regularly reviews the consolidated operating results to make decisions about the allocation of the Company's resources. The majority of the Company's tangible assets are held in Austria.

Revenue recognition from contracts with customers

The Company has entered into a collaboration and license agreement (the "Gilead Agreement") with Gilead Sciences, Inc. ("Gilead") whereby the parties agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of the hepatitis B virus (HBV) and the human immunodeficiency virus (HIV). The Company's performance obligations under the terms of this agreement include one combined performance obligation for each research program (HBV and HIV) comprised of the transfer of intellectual property rights (licenses) and providing research and development services. The licenses do not represent distinct performance obligations, because they cannot be used without the research and development services. Payments

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the Company under this agreement include a non-refundable up-front payment, payments for research and development activities, payments based upon the achievement of defined milestones, and if certain future conditions are met, payments for manufacturing services, commercial milestones and royalties on product sales.

The Company evaluates its collaboration and licensing arrangements pursuant to Accounting Standards Codification (ASC) 606. To determine the recognition of revenue from arrangements that fall within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

Under ASC 606, the Company applies significant judgement to evaluate whether the obligations under the collaboration and licensing arrangement, represent separate or one or more combined performance obligations, the allocation of the transaction price to identified performance obligations, and the determination of when milestone payments are probable of being received.

Upfront payment

The non-refundable upfront-payment received by the Company under the Gilead agreement is recorded as deferred revenue and allocated between the two research program performance obligations. Such amounts are recognized as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development labor hours (input method) for each of the obligations. The percent of completion basis using labor hours was considered the best measure of progress in which control of the combined performance obligations transfers to the customer, due to the short time intervals in which research results are shared with the collaboration partner and the nature of the work being performed.

Reimbursement for services

Under the collaboration and licensing agreement, the Company incurs employee expenses as well as external costs for research and manufacturing activities presented as operating expenses or prepaid expenses. Based on the nature of the Company's responsibilities under the collaboration arrangement, reimbursement of those costs are presented as revenue and not deducted from expenses, as the Company controls the research activities. Amounts of consideration allocated to the performance of research or manufacturing services are recognized over the period in which services are performed. Reimbursements for external costs are recognized as revenues in the period in which the goods or services are received and external costs are recognized. Unpaid reimbursement amounts are presented as Accounts receivable.

Research and development milestones

The collaboration and license agreement includes contingent milestone payments related to specified preclinical and clinical development milestones. These milestone payments represent variable consideration that are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606, due to the scientific uncertainties and the required commitment from Gilead. The Company will continue to assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the variable consideration associated with these payments within the transaction price.

Sales-based milestones and royalty payments

The collaboration and licensing arrangement also includes certain sales-based milestone and royalty payments upon successful commercialization of a licensed product. In accordance with ASC 606-10-55-65, the Company recognizes revenues from sales-based milestone and royalty payments at the later of (i) the occurrence of the subsequent

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

sale; or (ii) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied. The Company anticipates recognizing these milestones and royalty payments if and when subsequent sales are generated from a licensed product by the collaboration partner.

Cost to fulfill contracts

The Company incurs costs for personnel, supplies and other costs related to its laboratory operations as well as fees from third parties and license expenses in connection with its research and development obligations under the collaboration and licensing agreement. These costs are recognized as research and development expenses over the period in which services are performed. Sublicense fees triggered by the receipt of payments are capitalized as an asset when the obligation to pay the fee arises. The capitalized asset is amortized over the period in which the revenue from the triggering payment is recognized.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, manufacturing expenses and external costs of vendors engaged to conduct preclinical development activities and clinical trials as well as the cost of licensing technology. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

All patent-related costs incurred in connection with filing and prosecuting patent applications are classified as research and development expenses and expensed as incurred due to the uncertainty about the recovery of the expenditure. Upfront payments, milestone payments and annual payments made for the licensing of technology are generally expensed as research and development in the period in which they are incurred. Incremental sublicense fees triggered by contracts with customers are capitalized and expensed as research and development expenses over the period in which the related revenue is recognized.

Research and manufacturing contract costs and accruals

The Company has entered into various research and development and manufacturing contracts. Related payments are recorded as the corresponding expenses are incurred. The Company records accruals for estimated ongoing costs and prepaid expenses for advance payments. When evaluating the adequacy of the accrued liabilities and prepaid expenses, the Company analyzes progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company's estimates. The Company's historical accrual estimates have not been materially different from the actual costs.

Government grant agreements and research incentives

The Company recognizes funding from grants and research incentives received from Austrian government agencies as other income. Income from grants and incentives is recognized in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Grant funding that has been received by the Company in advance of incurring qualifying expenses is recorded as deferred income. Grant and incentive income recognized upon incurring qualifying expenses in advance of receipt of grant funding or proceeds from research and development incentives is recorded in the consolidated balance sheets as prepaid expenses and other current assets.

The Company has received loans under funding agreements that bear interest at rates that are below market rates of interest. The Company accounts for the imputed benefit arising from the difference between a market rate of interest and the rate of interest charged as additional grant funding, and records interest expense for the loans at a market rate of interest. On the date that loan proceeds are received, the Company recognizes the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as other liability, which is subsequently recognized as additional grant income over the term of the funding agreement.

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

Stock-based compensation

The Company measures stock-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model for options or the difference between the purchase price per share of the award, if any, and the fair value of the Company's common stock for restricted common stock awards. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company uses the graded-vesting method to record the expense of awards with service-based vesting conditions.

The Company classifies stock-based compensation expense in its Consolidated Statements of Operations and Comprehensive Loss in the same manner in which the recipient's payroll costs are classified or in which the recipient's service payments are classified.

Comprehensive loss

Comprehensive loss includes net loss and foreign currency translation adjustments. For the years ended December 31, 2019 and 2018, comprehensive loss included $0.9 million and $2.4 million of foreign currency translation loss adjustments, respectively. For the year ended December 31, 2017 comprehensive loss included $1.8 million of foreign currency translation gain.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net loss per share

Prior to the closing of its IPO, the Company calculated the basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding or deemed outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share was the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

Subsequent to the closing of its IPO, basic net loss per share is computed by dividing the net loss by the weighted average number of shares of stock outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period, including potential dilutive shares assuming the dilutive effect of outstanding stock options. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their affect is anti-dilutive.

In April 2019, upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 14,582,161 shares of the Company’s common stock and 3,819,732 of the Company’s class A common stock.

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017.

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or in the Company's tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in income tax expense. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The FASB subsequently issued the following amendments to ASU 2016‑02 that have the same effective date and transition date: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018‑10, Codification Improvements to Topic 842, Leases, ASU No. 2018‑11, Leases (Topic 842): Targeted Improvements, ASU No. 2018‑20, Narrow-Scope Improvement for Lessors, and ASU No. 2019‑01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU 2016‑02 (collectively, the new leasing standards) effective January 1, 2019. The new leasing standards were adopted using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also elected the practical expedient to not reassess certain land easements, elected to use hindsight in determining the lease term and made an accounting policy election to not recognize leases with an initial term of 12 months or less within the consolidated balance sheets and to recognize those lease payments on a straight-line basis in the consolidated statements of operations over the lease term. Upon adoption of the new leasing standards an operating lease asset of $3.3 million and a corresponding operating lease liability of $3.3 million were recorded in the consolidated balance sheets. The adoption of the new leasing standards did not have a material impact on the Company’s consolidated statements of operations.

The determination whether an arrangement was qualified as a lease was made at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company uses the implicit rate when readily determinable and uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. The lease payments used to determine operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized as operating lease assets on the consolidated balance sheets. In addition, certain of the Company’s arrangements contain lease and non-lease components. The Company elected to generally separate lease payments from non-lease payments but applied an accounting choice to not separate lease payments from certain non-lease payments for its office and laboratory space leases and its car leases. Operating leases are reflected in operating lease assets, in accrued expenses and other current liabilities and in non-current operating lease liabilities in the consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018‑15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. For public entities, this guidance is required to be adopted for annual periods beginning January 1, 2020 and early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15 as of January 1, 2020 using the prospective approach. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses which was clarified and amended by the issuances of ASUs 2018-19, 2019-04, 2019-05 and 2019-11 in November 2018, April 2019, May 2019 and November 2019, respectively. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis are measured using an expected-loss model, replacing the current incurred-loss model, and recorded through an allowance for credit losses. The guidance also establishes a new impairment model for available-for-sale debt securities. The Company adopted the new standard and the related amendments on January 1, 2020 using a modified retrospective approach. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which eliminates certain exceptions related to the general principles in ASC 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years,

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of these updates on its consolidated financial statements.

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

Under the Gilead Agreement, the Company granted Gilead an exclusive, royalty-bearing license to the Company’s technology platforms. In June 2018, the Company has received a non-refundable $10.0 million upfront payment from Gilead of which $4.4 million was recorded as revenue from collaboration and licensing in the year ended December 31, 2019 and $2.6 million was included as a liability in deferred revenues, current and non-current, as of December 31, 2019. In addition deferred revenues as of December 31, 2019 include a prepayment received from Gilead related to ordered manufacturing services of $1.0 million. Approximately 97% of the upfront payment included in deferred revenue as of December 31, 2019 is expected to be recognized in 2020 and the remaining 3% in 2021. Gilead is also obligated to make additional payments to the Company upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to a total of $280 million. The commercial milestones amount to a total of $100 million. Additionally, Gilead is obligated to pay royalties on net sales for each program. All payments from Gilead have a 60 days payment term. In addition to the $4.4 million recognition of the upfront payment, the Company recognized $4.3 million revenue from cost reimbursements for research and development services and $3.2 million in milestone payments in the year ended December 31, 2019. For the year ended December 31, 2018, revenue from reimbursement of research and development expenses was $2.0 million, revenue from partial recognition of the upfront payment was $2.8 million, and revenue for the achievement of the first pre-clinical milestone was $2.8 million.

Sublicense fees payable to certain licensors of technologies upon the receipt of the non-refundable upfront payment, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of December 31, 2019, the contract asset relating to the sublicense payment was $0.3 million. As of December 31, 2018, the liability and the contract asset relating to the sublicense payment were $0.5 million and $0.4 million, respectively.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,132	$—	$—	$35,132
Total	$35,132	$—	$—	$35,132

The Company did not have any money market funds as of December 31, 2018.

During the year ended December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	Year ended December 31,
	2019	2018

Leasehold improvements	$1,919	$1,885
Finance lease right of use assets	1,967	—
Construction in progress	286	—
Laboratory equipment	4,555	3,443
Furniture and fixtures	524	352
Computer equipment and software	923	723
Property and equipment, gross	10,174	6,403
Less: Accumulated depreciation	(3,446)	(2,066)
Property and equipment, net	$6,728	$4,337

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $1.4 million, $0.6 million and $0.4 million, respectively. Construction-in-progress as of December 31, 2019 related to leasehold improvements in connection with the expansion of laboratories in the Company's leased facilities. The table presented above consists of the balance sheet items property and equipment and finance lease right of use assets.

6. Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms ranging from 1 years to 4 years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use assets and lease liabilities. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the consolidated balance sheet as of December 31, 2019.

Certain of the Company’s leases qualify as operating leases, and certain of its leases qualify as finance leases. The following table summarizes the presentation in the consolidated balance sheets (in thousands):

		December 31,
	Balance sheet location	2019
Assets
Operating lease assets, net	Operating lease right of use assets	$7,875
Finance lease assets, net	Finance lease right of use assets	1,602
Total lease assets		9,477
Liabilities
Current operating lease liability	Operating lease liabilities, current	1,814
Current finance lease liability	Accrued expenses and other current liabilities	159
Total current lease liabilities		1,973
Non-current operating lease liability	Operating lease liabilities, non-current	5,290
Non-current finance lease liability	Other non-current liabilities	367
Total non-current lease liabilities		5,657
Total lease liabilities		$7,630

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the year ended December 31, 2019 the Company terminated a lease of office space and derecognized the relating right of use asset and the lease liability of $0.2 million.

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

		Year ended
	Income statement location	December 31, 2019
Operating lease expenses	Research and development expenses	$1,108
	General and administrative expenses	712
Finance lease amortization expenses	Research and development expenses	350
	General and administrative expenses	14
Interest on finance lease liabilities	Interest expenses	9
Sublease income	Other income (expense)	(128)
Net lease expense		$2,065

The minimum lease payments for the next five years and thereafter are expected to be as follows (in thousands):

	December 31, 2019
	Operating lease	Finance lease	Total
2020	1,826	155	1,981
2021	1,832	138	1,970
2022	1,830	122	1,952
2023	1,818	120	1,938
2024	128	10	138
Thereafter	—	—	—
Total lease payments	7,434	545	7,979
Less: interest	330	19	349
Present value of lease liabilities	$7,104	$526	$7,630

Under the prior lease guidance minimum rental commitments under non-cancelable leases for each of the next five years and total thereafter as of December 31, 2018, were as follows (in thousands):

Year ending December 31	Amount
2019	$520
2020	278
2021	43
2022	43
2023	11
Thereafter	—
Total	$895

Rent expense under operating leases for the years ended December 31, 2018 and 2017 was $1.1 million and $0.6 million, respectively.

These annual minimum lease payments did not include the embedded lease obligations under service agreements, which commenced in the year ended December 2019.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

December 31,
2019

Weighted average remaining lease term in years	4.1
Weighted average discount rate (1)	2.3%

(1) The majority of the contracts are concluded in euros. The discount rate was determined on a currency-equivalent basis.

The weighted average remaining lease term and weighted average discount rate of finance leases are as follows:

December 31,
2019

Weighted average remaining lease term in years	3.9
Weighted average discount rate (1)	1.7%

(1) The contracts are concluded in euros. The discount rate was determined on a currency-equivalent basis.

The Company subleases certain of its leased real estate that it does not currently utilize to a third party. The sublease has a remaining lease terms of 1.2 years without an option to renew and has been qualified as an operating lease. The Company recognizes sublease income in its consolidated statements of operations and comprehensive loss. The Company continued to account for the head lease as it did before sublease commencement.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018

Consulting fees	$724	$1,764
Salaries and bonuses	2,640	1,404
Social security contributions	177	121
Unearned grant income (current)	725	833
Loans	1,224	—
Invoices not yet received	2,673	—
Finance lease liabilities	159	—
Other accruals and liabilities	84	298
	$8,406	$4,420

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Loans payable

As of December 31, 2019 and December 31, 2018, loans payable consisted of the following (in thousands):

	Year ended December 31,
	2019	2018

Loans from FFG	$7,305	$8,316
Unamortized debt discount	(2,586)	(3,924)
Total Loans payable, net	$4,719	$4,392

Note: The short-term portion of the loans are included in other current liabilities.

In connection with the funding agreements with the Austrian Research Promotion Agency, (Österreichische Forschungsförderungsgesellschaft, or “FFG”), the Company has received various loans (“FFG Loans”). The FFG Loans were made on a project-by-project basis. Amounts due under the FFG Loans bear interest at rates ranging from 0.75% to 1.0% per annum and mature at various dates between March 2020 and March 2024. Interest on amounts due under the loans is payable semi-annually in arrears, with all principal and remaining accrued interest due upon maturity.

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

The Company recognized grant income of $0.8 million, $0.7 million and $0.5 million during the years ended December 31, 2019, 2018 and 2017, respectively, related to the recognition of the unearned income recorded for the imputed benefit of FFG Loans at below-market interest rates. Unearned income (current) related to the imputed benefit of FFG Loans at below-market interest rates was $0.7 million, $0.8 million and $0.7 million as of December 31, 2019, 2018 and 2017, respectively, and unearned income (non-current) presented under loans payable non-current related to such benefit was $1.9 million, $3.0 million and $3.8 million as of December 31, 2019, 2018 and 2017, respectively.

In addition, the Company has recorded a discount to the carrying value of each FFG Loan for the portion of the loan proceeds allocated to grant funding, which is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2019 and 2018, the unamortized debt discount related to FFG Loans was $2.6 million and $3.9 million, respectively.

The Company recognized interest expense of $0.9 million, $0.8 million and $0.6 million during the years ended December 31, 2019, 2018 and 2017, respectively, related to the FFG Loans, which included interest expense related to the amortization of debt discount of $0.8 million, $0.7 million and $0.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. A principal payment of $0.8 million was made in the year ended December 31, 2019. There were no principal payments due or paid under the FFG Loans during the year ended December 31, 2018.

The Company uses an estimated market rate of 20%, which was determined based on an average of the available interest rates on unsecured loans to comparable companies. A 10% increase or decrease in the estimated market rate of interest would have no material impact on grant income or liabilities.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of the Company's assets.

In November 2019, the Company agreed an earlier repayment schedule for $3.3 million of the outstanding loans with FFG. As a result of the change, the Company reduced the deferred income attributable to the imputed benefit from below market interest by $0.3 million and increased the carrying value of the loans by the same amount. The change had no effect on the income of the year ended December 31, 2019 and the effect on the aggregate future cash flows under the loans is immaterial.

As of December 31, 2019, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Year ending December 31,	Amount
2020	1,280
2021	—
2022	3,029
2023	1,806
2024	1,190
Thereafter	—
Total	$7,305

9. Redeemable convertible preferred stock

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Upon the closing of the Company’s IPO, on April 23, 2019, all 1,580,506 then outstanding shares of Preferred Stock converted into 14,582,161 shares of common stock and 3,819,732 shares of Class A common stock. The related carrying value of $142.0 million was reclassified to common stock and additional paid-in capital.

As of December 31, 2019, the Company had no shares of Preferred Stock outstanding. The Company is authorized to issue 10,000,000 shares of undesignated preferred stock.

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

10. Common stock and Class A common stock

In June 2018 the Company became the reporting entity in a transaction between entities under common control. In the accompanying consolidated financial statements and notes, the common stock is retrospectively presented as if the

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company had been the reporting entity for all periods during which the previous reporting entity was under common control.

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

As of December 31, 2019, the Company was authorized to issue 100,000,000 shares of common stock and 3,900,000 shares of Class A common stock and had 21,746,392 shares of common stock and 3,819,732 shares of Class A common stock outstanding and issued.

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

11. Stock-based compensation

2018 Stock Option and Grant Plan

In connection with a transaction between entities under common control by which the Company became the reporting entity in June 2018, the Board of Directors approved the 2018 Stock Option and Grant Plan, by which options granted by the previous reporting entity under the 2016 Stock Option Plan and outstanding at the time of the effectiveness of the transaction were replaced at similar commercial terms. In the accompanying consolidated financial statements and notes, options issued under previous stock option plans and respective compensation expenses are retrospectively presented as if such options had been issued and outstanding under the 2018 Stock Option and Grant Plan for all periods during which the previous reporting entity was under common control.

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

Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of December 31, 2019, 1,357,764 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan is 2,608,042, shares which shall be cumulatively increased each year by up to 4.0% of the then outstanding number of shares. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Option re-grants to non-executive directors generally vest on the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

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

The following table summarizes, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Year ended December 31,
	2019	2018	2017

Risk-free interest rate	2.21%	2.78%	(0.67)%
Expected term (in years)	6.1	5.1	2.8
Expected volatility	74.2%	72.1%	66.1%
Expected dividends	—%	—%	—%

For option grants in 2017, the Company used AAA-rated euro area central government bond yields as the basis for the risk-free interest rate in the Black-Scholes model. For 2018 and 2019 option grants, following the change of incorporation to the United States, the Company used a risk-free interest rate based on the U.S. Treasury yield curve in

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

effect at the time of grant. For the 2019 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2019 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2018	1,606,325	$1.95	8.0	$13,466
Granted	1,661,200	12.34
Exercised	(157,636)	0.10
Forfeited	(110,605)	6.72
Outstanding as of December 31, 2019	2,999,284	$7.63	8.1	$15,840

Options exercisable as of December 31, 2019	836,105	$0.88	6.1	$9,488
Options unvested as of December 31, 2019	2,163,179	$10.23	8.9	$6,352

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The estimated fair value per common stock used for calculating the intrinsic values as of December 31, 2019 and December 31, 2018, was $12.23 and $10.33, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $1.4 million and $1.0 million, respectively. There were no options exercised during the year ended December 31, 2017.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2019 and 2018 was $7.92 and $2.55, respectively.

Cash received from option exercise under share-based payment arrangements for the years ended December 31, 2019 and 2018 was $16 thousand and $9 thousand, respectively. No cash from option exercise was received in the year ended December 31, 2017.

Stock-based compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2019	2018	2017

Research and development expenses	$1,981	$399	$295
General and administrative expenses	3,584	468	475
	$5,565	$867	$770

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the year ended December 31, 2018, the terms of 2,000 outstanding stock options were modified to increase the exercise price from $1.17 to $34.12. The Company determined that the fair value of the modified award on the effective date of the modification was smaller than the fair value of the original award immediately before the modification. Therefore, the modification did not lead to recognition of additional compensation cost or a change in unrecognized compensation cost.

As of December 31, 2019 and 2018, total unrecognized compensation cost related to the unvested stock-based awards was $9.3 million and $2.2 million, respectively, which is expected to be recognized over weighted average periods of 1.8 and 1.7 years, respectively.

12. Income taxes

During the years ended December 31, 2019, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred in each year, due to its uncertainty of realizing a benefit from those items. The Company's losses before income taxes were generated in the United States and Austria.

For financial reporting purposes, losses before income taxes for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
United States	$(7,886)	$(604)	$(121)
Foreign (Austria)	(35,151)	(15,609)	(12,598)
Net loss before tax	$(43,037)	$(16,213)	$(12,719)

The Company's worldwide effective tax rate for the years ended December 31, 2019, 2018 and 2017 was 0.0%,  (0.1)% and 0.0%, respectively. The tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, which is expected to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate of

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 and the effective tax rate:

	Year ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	(21.0)%	(21.0)%	(35.0)%
State income taxes, net of federal benefit	—	—	—
Foreign tax rate differential(1)	(4.0)	(4.0)	10.0
Not taxable government grants(2)	(5.4)	(7.5)	(3.0)
Stock-based compensation(3)	(0.3)	(4.6)	(3.5)
other	(0.3)	(0.5)	—
Change in deferred tax asset valuation allowance(4)	31.0	37.5	31.5
Effective income tax rate	—%	(0.1)%	—%

(1) The 4% increase for the years ended December 31, 2019 and 2018, respectively, and the 10% reduction for the year ended December 31, 2017 resulted from tax rate differences between U.S. and non-U.S. jurisdictions. Net loss before tax was principally generated in Austria, where the statutory tax rate is 25%.

(2) For the years ended December 31, 2019, 2018 and 2017, 5.4%, 7.5% and 3.0% increase, respectively, resulted from non-taxable research subsidies received from Austrian government agencies.

(3) For the years ended December 31, 2019, 2018 and 2017, 0.3% increase, 4.6% increase and 3.5% increase, respectively, resulted from non-taxable Stock-based compensation expense.

(4) For the years ended December 31, 2019, 2018 and 2017, 31.0% reduction, 37.5% reduction and 31.5% reduction, respectively, resulted from changes in valuation allowance on deferred tax assets. Deferred tax assets will only be recovered when the generation of future taxable income is more likely than not. Due to the nature of the Company's research activities and the inherent uncertainties the deferred tax assets have been fully impaired.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of the net deferred tax assets or liabilities as of the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	Year ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$29,180	$19,011
Credit carryforwards	180	—
Accrued expenses and other	669	94
Stock-based compensation	2,717	51
Operating lease liabilities	1,740	—
Other liabilities	132	—
Total deferred tax assets	34,618	19,156
Valuation allowance	(32,583)	(19,156)
Total deferred tax assets	2,035	—

Deferred tax liabilities:
Operating lease right of use asset	(1,808)	—
Finance lease right of use asset	(227)	—
Total deferred tax liabilities	(2,035)	—

Net deferred tax assets	$—	$—

As of December 31, 2019, 2018 and 2017, the Company had Austrian net operating loss carryforwards of $112.3 million, $76.0 million and $55.2 million, respectively, with no expiry date. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019, 2018 and 2017. Management reevaluates the positive and negative evidence at each reporting period.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of losses is no longer present and additional weight may be given to subjective evidence. The tax years in which the tax carryforwards were generated may still be adjusted upon examination by the tax authorities. As of December 31, 2019, there were no pending income tax examinations.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019, 2018 and 2017 related primarily to the increases in net operating loss carryforwards as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Valuation allowance at beginning of period	$(19,156)	$(13,789)	$(8,378)
Increases	(13,427)	(5,367)	(5,411)
Valuation allowance at end of period	$(32,583)	$(19,156)	$(13,789)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act ("Tax Reform Legislation" or "TCJA"), which made significant changes to U.S. federal income tax code, including a reduction of the statutory corporate tax rate from 35% to 21%, effective on January 1, 2018. This new legislation also eliminated or reduced

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

certain corporate income tax deductions as well as introduced new provisions that taxed certain foreign income not previously taxed in the United States. The TCJA also includes a provision for a tax on all previously undistributed earnings of U.S. companies located in foreign jurisdictions. Undistributed earnings in the form of cash and cash equivalents is taxed at a rate of 15.5% and all other earnings are taxed at a rate of 8.0%. This tax is payable over 8 years and will not accrue interest.

The Tax Reform Legislation introduced section 951A, a new tax on so-called "global intangible low-taxed income," or "GILTI". GILTI applies to income of a controlled foreign corporation ("CFC") that is not otherwise subpart F income, and consists of the excess "tested income" over a 10% return on the CFC's "qualified business asset investment," or "QBAI". QBAI is the total tax basis of the CFC's depreciable, tangible property used in the production of tested income. The full amount of GILTI is included in taxable income. The GILTI inclusion is then reduced by 50% (reduced to 37.5% after 2025). However, that reduction in GILTI may be limited based on the level of U.S. taxable income. A limited allowance for foreign tax credits is allowed that would reduce the U.S. tax cost. GILTI foreign tax credits can only reduce U.S. taxes owed on GILTI and are not eligible for carryforward. The Company's Austrian subsidiary falls under the category of a CFC and due to the nature of its business model as a technology company, there may not be a material amount of tangible assets if this subsidiary starts to generate profits. GILTI taxation therefore may be applicable.

Due to its loss making situation, the Company has established a full valuation allowance against its deferred tax assets as of December 31, 2019, 2018 and 2017 and the changes under the Tax Reform Legislation therefore did not have an effect on its deferred tax assets and liabilities and deferred tax asset valuation allowances in the period the tax regimen change was enacted.

The Company files income tax returns in the U.S. federal jurisdiction as well as in New York. The tax year 2018 remains open to examination by the jurisdictions in which the Company is subject to tax. Furthermore, the Company files income tax returns in Austria. The tax years 2015 to 2018 remain open to examination by the jurisdictions in which the Company is subject to tax.

The Company evaluates tax positions for recognition using a more likely than not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2019, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

13. Commitments and contingencies

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of December 31, 2019, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $13.1 million, of which $10.2 million relate to 2020 deliverables, $2.9 million relate to 2021 deliverables and no payments relate to 2022 deliverables.

In December 2018, the Company entered into an agreement with a contract manufacturing organization for the production of clinical trial material, including seed lots, drug substance for toxicology studies, stability studies and clinical studies as well as related technology transfer, quality control and process optimization activities which commenced in February 2019. Under the financial terms of the agreement the Company is obliged to pay non-cancellable minimum service fees totaling $13.9 million through 2021. The Company has determined that the agreement

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

includes embedded leases which resulted in recognition of operating and finance lease assets and corresponding liabilities on the Consolidated Balance Sheet.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the years ended December 31, 2019 and 2018, the Company recorded $1.9 million and $0.1 million, respectively, in licensing fees from intellectual property licenses as research and development expenses. These amounts mainly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 and December 31, 2018.

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

14. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 100% of the first 4% of each employee’s contribution. During the years ended December 31, 2019, 2018 and 2017, expenses recognized for the 401(k) Plan were insignificant.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Year ended December 31,
	2019	2018	2017

Numerator:
Net loss	$(43,037)	$(16,237)	$(12,723)

Denominator:
Weighted-average common shares outstanding, basic and diluted	17,859,935	914,375	911,777

Net loss per share, basic and diluted	$(2.41)	$(17.76)	$(13.95)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares (Common Stock and Class A Common Stock) outstanding would have been anti-dilutive. Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year ended December 31,
	2019	2018	2017

Series A Preferred Stock	—	1,604,574	1,604,574
Series B Preferred Stock	—	5,730,612	5,730,612
Series C Preferred Stock	—	8,074,447	8,074,447
Series D Preferred Stock	—	—	—
Options issued and outstanding	2,999,284	1,606,325	1,434,150
Total	2,999,284	17,015,958	16,843,783

16. Related parties

The Company is party to research and service arrangements with the University of Basel. The Company’s Chief Scientific Officer and his spouse are employees of the University of Basel and both involved in providing the services under these arrangements. In the years ended December 31, 2019, 2018 and 2017, the Company recorded $0.3 million, $0.4 million and $0.3 million, respectively, in research and development expenses for service fees paid to the University of Basel. The University of Basel is also entitled to receive de minimis royalties on the net sales of any product that is based on a patent created by the Company’s Chief Scientific Officer in the course of his consulting services to the Company. In the years ended December 31, 2019, 2018 and 2017, no royalties were paid pursuant to the terms of this arrangement.

During the year ended December 31, 2019, the Company issued 50,670 shares of Series D Preferred Stock for total gross proceeds of $7.4 million and 1,303,750 shares of common stock for total gross proceeds of $18.3 million to certain stockholders that were related parties as part of the IPO.

During the year ended December 31, 2018, the Company issued no shares to stockholders that were related parties.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2017, the Company issued 61,524 shares of Series B Preferred Stock for total proceeds of $4.0 million and 147,712 shares of Series C Preferred Stock for total proceeds of $12.6 million to certain stockholders that were related parties. The due from shareholder amount of $6.5 million as of December 31, 2017 is from one of these related parties.

17. Selected Quarterly Financial Information (Unaudited)

The following information has been derived from unaudited condensed consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except per share data) for the years ended December 31, 2019 and 2018 are as follows:

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$2,235	$4,051	$2,038	$3,618
Operating expenses	(12,890)	(17,680)	(15,614)	(16,843)
Net loss	(9,329)	(12,079)	(11,385)	(10,244)
Net loss per share - basic and diluted	$(9.27)	$(0.63)	$(0.45)	$(0.40)

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$—	$649	$1,900	$5,080
Operating expenses	(6,449)	(7,624)	(7,452)	(7,284)
Net loss	(4,573)	(5,819)	(3,953)	(1,892)
Net loss per share - basic and diluted	$(5.02)	$(6.38)	$(4.34)	$(2.05)