Form 10-Q
period 2020-03-31
HOOKIPA Pharma Inc.
filed 2020-05-14
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, the registrant had 21,824,990 shares of common stock and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

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
•

potential impacts due to the coronavirus pandemic such as delays, interruptions or other adverse effects to clinical trials, delays in regulatory review, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the coronavirus pandemic on our business, financial condition and results of operations;

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

		Page

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019	2
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signatures		40

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$104,454	$113,151
Accounts receivable	2,811	1,537
Receivable research incentives	9,296	8,190
Prepaid expenses and other current assets	4,155	5,139
Total current assets	120,716	128,017
Non-current assets:
Restricted cash	423	424
Property and equipment, net	5,429	5,126
Operating lease right of use assets	7,286	7,875
Finance lease right of use assets	1,471	1,602
Other non-current assets	642	701
Total non-current assets	15,251	15,728

Total assets	$135,967	$143,745

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,044	$944
Deferred revenues	5,360	3,591
Operating lease liabilities, current	1,798	1,814
Accrued expenses and other current liabilities	4,183	8,406
Total current liabilities	15,385	14,755
Non-current liabilities
Loans payable, non-current	3,586	3,495
Operating lease liabilities, non-current	4,799	5,290
Deferred revenues, non-current	1,254	72
Other non-current liabilities	1,961	2,234
Total non-current liabilities	11,600	11,091
Total liabilities	26,985	25,846

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 21,824,990 shares and 21,746,392 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 3,819,732 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	0	0
Additional paid-in capital	227,670	225,568
Accumulated other comprehensive loss	(4,746)	(4,653)
Accumulated deficit	(113,945)	(103,019)
Total stockholders’ equity (deficit)	108,982	117,899

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$135,967	$143,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2020	2019
Revenue from collaboration and licensing	$3,696	$2,235
Operating expenses:
Research and development	(11,526)	(10,179)
General and administrative	(4,629)	(2,711)
Total operating expenses	(16,155)	(12,890)
Loss from operations	(12,459)	(10,655)
Other income (expense):
Grant income	$1,472	$1,192
Interest income	312	64
Interest expense	(227)	(213)
Other income and expenses, net	(24)	283

Total other income, net	1,533	1,326

Net loss before tax	(10,926)	(9,329)

Income tax expense	(0)	(0)

Net loss	(10,926)	(9,329)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	(93)	(736)
Comprehensive loss	$(11,019)	$(10,065)

Net loss per share — basic and diluted	$(0.43)	$(9.27)

Weighted average common shares outstanding — basic and diluted	25,630,007	1,006,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)  (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances as of December 31, 2019	—	—	21,746,392	3	3,819,732	0	225,568	(4,653)	(103,019)	117,899
Issuance of common stock upon exercise of stock options	—	—	78,598	0	—	—	8	—	—	8
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(93)	—	(93)
Stock-based compensation expense	—	—	—	—	—	—	2,094	—	—	2,094
Net loss	—	—	—	—	—	—	—	—	(10,926)	(10,926)
Balances as of March 31, 2020	—	—	21,824,990	3	3,819,732	0	227,670	(4,746)	(113,945)	108,982

Balances as of December 31, 2018	1,323,506	$104,774	1,006,595	$0	—	$—	$3,327	$(3,720)	$(59,982)	$(60,375)
Issuance of Series D preferred stock, net of issuance costs of $158	257,000	37,274	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(736)	—	(736)
Stock-based compensation	—	—	—	—	—	—	383	—	—	383
Net loss	—	—	—	—	—	—	—	—	(9,329)	(9,329)
Balances as of March 31, 2019	1,580,506	$142,048	1,006,595	$0	—	$—	$3,710	$(4,456)	$(69,311)	$(70,057)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2020	2019
Operating activities:
Net loss	$(10,926)	$(9,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,094	383
Depreciation expense	409	297
Non-cash operating lease expense	494	269
Other non-cash items	44	54
Changes in operating assets and liabilities:
Accounts receivable	(1,292)	3,509
Prepaid expenses and other current assets	(361)	(3,711)
Other non-current assets	45	(192)
Accounts payable	2,644	(958)
Deferred revenues	3,020	(935)
Operating lease liabilities	(428)	(1,227)
Accrued expenses and other liabilities	(2,871)	(216)

Net cash used in operating activities	(7,128)	(12,056)

Investing activities:
Purchases of property and equipment	(199)	(400)

Net cash used in investing activities	(199)	(400)

Financing activities:
Payments related to finance leases	(36)	(1,395)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	37,274
Proceeds from issuance of common stock, net of issuance costs	8
Payments for deferred offering costs	—	(722)
Repayments of borrowings	(1,256)	—

Net cash provided by (used in) financing activities	(1,284)	35,157

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,611)	22,701

Cash, cash equivalents and restricted cash at beginning of period	113,575	48,580
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(87)	(773)
Cash, cash equivalents and restricted cash at end of period	$104,877	$70,508

Supplemental disclosure of cash flow information:
Cash paid for interest	$(2)	$—
Cash paid for income taxes	$(0)	$(0)

Supplemental disclosure of non-cash investing activities:
Property and equipment additions in accounts payable and accrued expenses	$(539)	(153)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of the business and organization

HOOKIPA Pharma Inc. (“HOOKIPA” or the “Company”) is a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics targeting infectious diseases and cancers based on its proprietary arenavirus platform that is designed to reprogram the body’s immune system.

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

The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations, and comprehensive loss for the three months ended March 31, 2020 and 2019, the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ deficit for the three months ended March 31, 2020 and 2019 and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement for interim reporting. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The results for any interim period are not necessarily indicative of results for any future period. Certain previous year amounts have been reclassified to conform to the current year presentation.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through March 31, 2020, the Company has funded its operations with proceeds from sales of common stock in the IPO, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $10.9 million for the three months ended March 31, 2020 and $43.0 million for the year ended December 31, 2019. As of March 31, 2020, the Company had an accumulated deficit of $113.9 million. The Company expects to continue to generate operating losses in the foreseeable future. As of May 14, 2020, the filing date of this Quarterly Report on Form 10‑Q, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. The net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with investment grade US financial institutions and have been partially invested in a money market fund as of March 31, 2020. The money market fund, held in U.S. dollar, is primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2019 and March 31, 2020, the Company’s cash and cash equivalents included smaller amounts of cash balances held in

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

accounts with European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2019 and March 31, 2020, cash equivalents consisted of money market funds.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated useful life
Leasehold improvements	5 years
Laboratory equipment	3 - 10 years
Furniture and fixtures	3 - 10 years
Computer equipment and software	3 - 4 years

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Expenditures for repairs and maintenance are charged to expense as incurred.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Leases

The determination whether an arrangement qualifies as a lease is made at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company uses the implicit rate when readily determinable and uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. The lease payments used to determine operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized as operating lease assets on the consolidated balance sheets. In addition, certain of the Company’s arrangements contain lease and non-lease components. The Company generally separate lease payments from non-lease payments. Operating leases are reflected in operating lease assets, in accrued expenses and other current liabilities and in non-current operating lease liabilities in the consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The right-of-use asset is tested for impairment in accordance with ASC 360.

Revenue recognition from contracts with customers

The Company entered into a collaboration and license agreement (the “Gilead Agreement”) with Gilead Sciences, Inc. (“Gilead”) whereby the parties agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of the hepatitis B virus (HBV) and the human immunodeficiency virus (HIV). The Company’s performance obligations under the terms of this agreement include one combined performance obligation for each research program (HBV and HIV) comprised of the transfer of intellectual property rights (licenses) and providing research and development services. The licenses do not represent distinct performance obligations, because they cannot be used without the research and development services. Payments to the Company under this agreement include a non-refundable up-front payment, payments for research and development activities, payments based upon the achievement of defined milestones, and if certain future conditions are met, payments for manufacturing services, commercial milestones and royalties on product sales.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

basis using labor hours was considered the best measure of progress in which control of the combined performance obligations transfers to the customer, due to the short time intervals in which research results are shared with the collaboration partner and the nature of the work being performed.

Reimbursement for services

Under the Gilead Agreement, the Company incurs employee expenses as well as external costs for research and manufacturing activities presented as operating expenses or prepaid expenses. Based on the nature of the Company's responsibilities under the collaboration arrangement, reimbursement of those costs are presented as revenue and not deducted from expenses, as the Company controls the research activities. Amounts of consideration allocated to the performance of research or manufacturing services are recognized over the period in which services are performed. Reimbursements for external costs are recognized as revenues in the period in which the goods or services are received and external costs are recognized. Unpaid reimbursement amounts are presented as Accounts receivable.

Research and development milestones

The Gilead Agreement includes contingent milestone payments related to specified preclinical and clinical development milestones. These milestone payments represent variable consideration that are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606, due to the scientific uncertainties and the required commitment from Gilead. The Company will continue to assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the variable consideration associated with these payments within the transaction price.

Sales-based milestones and royalty payments

The Gilead Agreement also includes certain sales-based milestone and royalty payments upon successful commercialization of a licensed product. In accordance with ASC 606-10-55-65, the Company recognizes revenues from sales-based milestone and royalty payments at the later of (i) the occurrence of the subsequent sale; or (ii) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied. The Company anticipates recognizing these milestones and royalty payments if and when subsequent sales are generated from a licensed product by the collaboration partner.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Adopted as of current period

In August 2018, the FASB issued ASU 2018‑15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The standard became effective for the Company beginning on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses which was clarified and amended by the issuances of ASUs 2018-19, 2019-04, 2019-05 and 2019-11 in November 2018, April 2019, May 2019 and November 2019, respectively. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis are measured using an expected-loss model, replacing the current incurred-loss model, and recorded through an allowance for credit losses. The guidance also establishes a new impairment model for available-for-sale debt securities. The Company adopted the new standard and the related amendments on January 1, 2020, on a modified retrospective basis, to the accounts receivable, contract asset balances and cash equivalents as of January 1, 2020. Under the current expected credit loss model, the Company adopted a provision matrix approach, utilizing historical loss rates based on the number of days past due, adjusted to reflect current economic conditions and forecasts of future economic conditions. The Company has never experienced a credit loss on its accounts receivable, contract assets or on the principal or interest receivable of its cash equivalents. Accordingly, the effect of the adoption on the financial statement line items of accounts receivable, contract assets and cash equivalents was not material as of January 1, 2020. As a result of the adoption, the cumulative-effect adjustment to reflect the incremental estimated lifetime expected credit losses on the accounts receivable balance as of January 1, 2020 is immaterial. Therefore, the Company recognized no cumulative-effect adjustment within retained earnings on its condensed consolidated balance sheet as of January 1, 2020. The Company has not presented the amortized cost basis within each credit quality indicator by year of origination as all of its accounts receivable are due within one year or less.

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018‑13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

FASB’s revenue standard, Topic 606. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which eliminates certain exceptions related to the general principles in ASC 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of these updates on its consolidated financial statements.

In March 2020, the FASB issued guidance which provides optional expedients and exceptions to address the impact of reference rate reform where contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate need to be discontinued. This guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued guidance which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. The guidance removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, however believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

3. Collaboration and Licensing Agreements

Gilead Collaboration and License Agreement

In June 2018, the Company entered into the Gilead Agreement whereby the Company and Gilead agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of HBV and HIV.

Under the Gilead Agreement, the Company granted Gilead an exclusive, royalty-bearing license to the Company’s technology platforms. Upon entering into the agreement, the Company received a non-refundable $10.0 million upfront payment from Gilead. Gilead is also obligated to make additional payments to the Company upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to a total of $280 million. The commercial milestones amount to a total of $100 million. Additionally, Gilead is obligated to pay royalties on net sales for each program. All payments from Gilead have a 60 days payment term.

The $10.0 million upfront payment received in 2018 and a $4.0 million milestone payment received in the three months ended March 31, 2020 were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of March 31, 2020, $5.5 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 68% of deferred revenue as of March 31, 2020 is expected to be recognized as revenue in the remainder of 2020, 28% in 2021 and the remaining 4% in 2022.

In the three months ended March 31, 2020, the Company recognized $0.4 million of the upfront payment and $0.6 million of the $4.0 million milestone payment received in that period. In addition, the Company recognized $2.7 million revenue from cost reimbursements for research and development services in the three months ended

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

March 31, 2020. For the three months ended March 31, 2019, revenue from reimbursement of research and development expenses was $1.3 million, and revenue from partial recognition of the upfront payment was $0.9 million.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of March 31, 2020 and December 31, 2019, the contract asset and the liability relating to the sublicense payment was $0.3 million and $0.3 million, respectively.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at March 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,243	$—	$—	$35,243
Total	$35,243	$—	$—	$35,243

	Fair Value Measurement at December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,132	$—	$—	$35,132
Total	$35,132	$—	$—	$35,132

During the three months ended March 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

5. Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms ranging from one year to four years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use assets and lease liabilities. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the consolidated balance sheet as of March 31, 2020.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Certain of the Company’s leases qualify as operating leases, and certain of its leases qualify as finance leases. The following table summarizes the presentation in the condensed consolidated balance sheets (in thousands):

		March 31,
	Balance sheet location	2020
Assets
Operating lease assets, net	Operating lease right of use assets	$7,286
Finance lease assets, net	Finance lease right of use assets	1,471
Total lease assets		8,757
Liabilities
Current operating lease liability	Operating lease liabilities, current	1,798
Current finance lease liability	Accrued expenses and other current liabilities	156
Total current lease liabilities		1,954
Non-current operating lease liability	Operating lease liabilities, non-current	4,799
Non-current finance lease liability	Other non-current liabilities	324
Total non-current lease liabilities		5,123
Total lease liabilities		$7,077

No lease agreement was terminated in the three months ended March 31, 2020. In the three months ended March 31, 2019 the Company terminated a lease of office space and derecognized the relating right of use asset and the lease liability of $0.2 million.

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

		Three months ended
	Income statement location	March 31, 2020
Operating lease expenses	Research and development expenses	$395
	General and administrative expenses	99
Finance lease amortization expenses	Research and development expenses	96
	General and administrative expenses	4
Interest on finance lease liabilities	Interest expenses	2
Sublease income	Other income (expense)	(38)
Net lease expense		$558

The minimum lease payments for the next five years and thereafter are expected to be as follows (in thousands):

	March 31, 2020
	Operating lease	Finance lease	Total
2020 (remaining nine months)	1,368	114	1,482
2021	1,801	135	1,936
2022	1,800	120	1,920
2023	1,788	117	1,905
2024	127	10	137
Thereafter	—	—	—
Total lease payments	6,884	496	7,380
Less: interest	287	16	303
Present value of lease liabilities	$6,597	$480	$7,077

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

March 31,
2020
Weighted average remaining lease term in years	3.8
Weighted average discount rate (1)	2.3%

(1) The majority of the contracts are concluded in euros. The discount rate was determined on a currency-equivalent basis.

The weighted average remaining lease term and weighted average discount rate of finance leases are as follows:

March 31,
2020
Weighted average remaining lease term in years	3.7
Weighted average discount rate (1)	1.7%

(1) The contracts are concluded in euros. The discount rate was determined on a currency-equivalent basis.

The Company subleases certain of its leased real estate that it does not currently utilize to a third party. The sublease has a remaining lease terms of 0.9 years without an option to renew and has been qualified as an operating lease. The Company recognizes sublease income in its condensed consolidated statements of operations and comprehensive loss. The Company continued to account for the head lease as it did before sublease commencement.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Consulting fees	$813	$724
Salaries and bonuses	1,688	2,640
Social security contributions	156	177
Unearned grant income (current)	689	725
Loans	—	1,224
Invoices not yet received	619	2,673
Finance lease liabilities	156	159
Other accruals and liabilities	62	84
	$4,183	$8,406

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7. Loans payable

As of March 31, 2020 and December 31, 2019, loans payable consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Loans from FFG	$5,912	$7,305
Unamortized debt discount	(2,326)	(2,586)
Total Loans payable, net	$3,586	$4,719

Note: The short-term portion of the loans is included in other current liabilities.

In connection with the funding agreements with the Austrian Research Promotion Agency, (Österreichische Forschungsförderungsgesellschaft, or “FFG”), the Company has received various loans (“FFG Loans”). The FFG Loans were made on a project-by-project basis. Amounts due under the FFG Loans bear interest at rates ranging from 0.75% to 1.0% per annum and mature at various dates between June 2022 and March 2024. Interest on amounts due under the loans is payable semi-annually in arrears, with all principal and remaining accrued interest due upon maturity.

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

In November 2019, the Company agreed to an earlier repayment schedule for $3.3 million of the outstanding loans with FFG. As a result of the change, the Company reduced the deferred income attributable to the imputed benefit from below market interest by $0.3 million and increased the carrying value of the loans by the same amount.

A principal repayment of $1.3 million was made in the three months ended March 31, 2020. There were no principal payments due or paid under the FFG Loans during the three months ended March 31, 2019.

8. Redeemable convertible preferred stock

Redeemable convertible preferred stock

The Company previously issued Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), Series B redeemable convertible preferred stock (the “Series B Preferred Stock”), Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) and Series D redeemable convertible preferred stock (the “Series D Preferred Stock” and together with the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, the “Preferred Stock”). Upon the closing of the Company’s IPO in April 2019, the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock or, if elected by the holder, into Class A common stock. Prior to conversion, the Preferred Stock had certain contingent redemption features based upon the occurrence of events that were not solely within the control of the Company and was therefore classified as mezzanine equity.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

for these features. The Company also concluded that no beneficial conversion feature existed on the issuance date of each class of Preferred Stock.

Upon the closing of the Company’s IPO all 1,580,506 then outstanding shares of Preferred Stock converted into 14,582,161 shares of common stock and 3,819,732 shares of Class A common stock. The related book value of $142.0 million was reclassified to common stock and additional paid-in capital.

As of March 31, 2020, the Company had no shares of Preferred Stock outstanding. The Company is authorized to issue 10,000,000 shares of undesignated preferred stock.

As of March 31, 2019, the shares of Preferred Stock consisted of the following (in thousands, except share amounts):

		Preferred
	Preferred	shares		Common stock
	shares	issued and	Carrying	issuable upon
	authorized	outstanding	value	conversion
Series A Preferred Stock	137,814	137,814	$0.014	1,604,574
Series B Preferred Stock	492,192	492,192	0.049	5,730,612
Series C Preferred Stock	693,500	693,500	0.069	8,074,447
Series D Preferred Stock	257,000	257,000	0.026	2,992,260
	1,580,506	1,580,506	$0.158	18,401,893

Prior to the conversion of the Preferred Stock upon the closing of the Company’s IPO, the rights, preferences, and privileges of the Preferred Stock were as follows:

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

9. Common stock and Class A common stock

In June 2018, the Company became the reporting entity in a transaction between entities under common control. In the accompanying condensed consolidated financial statements and notes, the common stock is retrospectively presented as if the Company had been the reporting entity for all periods during which the previous reporting entity was under common control.

On April 23, 2019, the Company closed its IPO of 6,000,000 shares of common stock, at an offering price to the public of $14.00 per share. The Company received net proceeds of $74.6 million, after deducting $9.4 million in underwriting discounts and commissions and offering expenses. Upon the closing of the Company’s IPO, all then

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

outstanding shares of Preferred Stock converted into 14,582,161 shares of common stock and 3,819,732 shares of Class A common stock.

As of March 31, 2020, the Company was authorized to issue 100,000,000 shares of common stock and 3,900,000 shares of Class A common stock and had 21,824,990 shares of common stock and 3,819,732 shares of Class A common stock outstanding and issued.

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

Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of March 31, 2020, 1,274,841 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan is 3,630,686, shares which shall be cumulatively increased each year by up to 4% of the then outstanding number of shares. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Option re-grants to non-executive directors generally vest on the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option, the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2020 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2019	2,999,284	$7.63	8.1	$15,840
Granted	—	—
Exercised	(78,598)	0.10
Forfeited	(16,709)	7.41
Outstanding as of March 31, 2020	2,903,977	$7.84	7.9	$8,405

Options exercisable as of March 31, 2020	842,678	$1.04	6.0	$6,226
Options unvested as of March 31, 2020	2,061,299	$10.62	8.7	$2,179

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The estimated fair value per common stock used for calculating the intrinsic values as of March 31, 2020 and December 31, 2019, was $8.25 and $12.23, respectively.

Cash received from option exercise under share-based payment arrangements for the three months ended March 31, 2020 was $8 thousand. No cash from option exercise was received in the three months ended March 31, 2019.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2020	2019
Research and development expenses	$677	$261
General and administrative expenses	1,417	122
	$2,094	$383

11. Income taxes

Income tax expense during the three months ended March 31, 2020 and 2019 resulted from minimum tax obligations. During the three months ended March 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2020 and December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

12. Commitments and contingencies

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of March 31, 2020, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $11.3 million, of which $8.5 million relate to 2020 (remaining nine months) deliverables and $2.8 million relate to 2021 deliverables.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three months ended March 31, 2020, the Company recorded $0.1 million in licensing fees from intellectual property licenses as research and development expenses. These amounts mainly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2020 and December 31, 2019.

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

13. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended March 31,
	2020	2019
Numerator:
Net loss	$(10,926)	$(9,329)

Denominator:
Weighted-average common shares outstanding, basic and diluted	25,630,007	1,006,595

Net loss per share, basic and diluted	$(0.43)	$(9.27)

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares (Common Stock and Class A Common Stock) outstanding would have been anti-dilutive. Potentially dilutive securities as of March 31, 2020 that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three months ended March 31,
	2020	2019
Series A Preferred Stock	—	1,604,574
Series B Preferred Stock	—	5,730,612
Series C Preferred Stock	—	8,074,447
Series D Preferred Stock	—	2,992,260
Options issued and outstanding	2,903,977	1,597,638
Total	2,903,977	19,999,531

14. Related parties

Following the expiry of the consultancy agreement between the Company and its Chief Scientific Officer, Daniel Pinschewer, on March 19, 2020 the Company entered into a new consultancy agreement with Daniel Pinschewer on March 20, 2020, pursuant to which he will serve as Scientific Advisor to the Chief Executive Officer.

The Company is party to research and service arrangements with the University of Basel. Daniel Pinschewer, formerly Chief Scientific Officer and now Scientific Advisor to the Chief Executive Officer, and his spouse are employees of the University of Basel and both involved in providing the services under these arrangements. In the three months ended March 31, 2020 and 2019, the Company recorded $0.3 million and $0.3 million, respectively, in research and development expenses for service fees paid to the University of Basel. The University of Basel is also entitled to receive de minimis royalties on the net sales of any product that is based on a patent created by Dr. Daniel Pinschewer in the course of his consulting services to the Company. In the three months ended March 31, 2020 and 2019, no royalties were paid pursuant to the terms of this arrangement.

During the three months ended March 31, 2019, the Company issued 50,670 shares of Series D Preferred Stock for total gross proceeds of $7.4 million to certain stockholders that were related parties.

15. Subsequent events

Stock option grant

On April 20, 2020, the Company granted options to employees to purchase 672,728 shares of common stock. All options granted on April 20, 2020 vest over four years, with 25% of the options vesting on February 15, 2021 and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the vesting date, provided the option holder continues to have an employment relationship with the Company on each vesting date.

Other information

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic. The COVID-19 outbreak is impacting enrollment in the Company’s clinical trials, in particular the Phase 2 trial for HB-101 in patients awaiting kidney transplantation, and has slowed down activities in the Company’s laboratory operations and at some of its suppliers. The Company has taken steps to identify and mitigate the adverse impacts posed by the COVID-19 pandemic and has focused its resources on the progression of research and development activities that are key for its business. In April 2020, the Company applied for support under the Corona Short-term Work Program in Austria to mitigate the financial impact of the COVID 19 crisis. In addition, the Company’s officers and directors have waived at least 25% of their cash salaries for at least the three months ended June 30, 2020, and the vast majority of its employees agreed to a temporary salary reduction of 20%.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q  and the “Risk Factors” section of our Annual Report on Form 10-K for the year end December 31, 2019, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our lead infectious disease product candidate, HB‑101, is in a randomized, double‑blinded Phase 2 clinical trial in patients awaiting kidney transplantation who are at risk for pathology associated with Cytomegalovirus, or CMV, infections. Due to the COVID-19 pandemic, nearly all of the Phase 2 trial sites we utilize have suspended enrollment of patients. Kidney transplant patients have a significantly higher mortality than other COVID-19 patient populations. It is hence unclear when kidney organ transplants will be resumed at all of the trial sites. By the end of July 2020, we expect to report on the safety data of approximately one-third of the total 150 patients to be enrolled in the trial and on the immunogenicity data for approximately one-quarter of the total patients to be enrolled in the trial. This immunogenicity data read-out will focus on CMV-neutralizing antibody responses. Analyses of cellular immune responses, including CD8+ T cells, have been limited to date by sample transport logistics problems. Preliminary efficacy data, which is independent of immunogenicity analysis, remains on track to be delivered by the end of 2020.

Our lead oncology product candidates, HB‑201 and HB‑202, are in development for the treatment of Human Papillomavirus‑positive cancers. In December 2019, we initiated the Phase 1/2 clinical trial for HB-201 and expect preliminary results in late 2020 or early 2021. The open label, dose escalating Phase 1/2 clinical trial is evaluating
HB-201 in HPV16+ cancers, alone and in combination with an approved checkpoint inhibitor and plan to enroll 100 patients in total with 20 patients in each dose escalation and expansion group, respectively. Enrollment of the first group of patients, receiving the intravenously administered first dose level, has been completed and the trial is accruing patients at the next higher dose level. We plan to file an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA, for HB‑202 in first half 2020.

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

We have funded our operations to date primarily from private placements of our redeemable convertible preferred stock, with aggregate gross proceeds of approximately $142.5 million, grant funding and loans from an Austrian government agency, and $20 million in upfront and milestone payments from Gilead in connection with a research collaboration and license agreement. On April 23, 2019, we completed an initial public offering of our common stock, or IPO, in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million.

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

We have incurred net losses each year since our inception in 2011, including net losses of $10.9 million for the three months ended March 31, 2020 and $9.3 million for the three months ended March 31, 2019. As of March 31, 2020, we had an accumulated deficit of $113.9 million and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish a commercial manufacturing facility.

Special Note About Coronavirus (COVID-19)

In March 2020, we announced initial potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the coronavirus pandemic, we have experienced, and may further experience, disruptions that have and could further adversely impact our business operations as well as our preclinical studies and clinical trials. Specifically, nearly all the Phase 2 trial sites we utilize for our HB-101 Phase 2 trial have suspended enrollment of patients and it is unclear when kidney organ transplants will be resumed at all of the trial sites. Furthermore, in order to preserve resources and liquidity, all of our officers and directors have waived at least 25% of their cash salaries for at least the three months ended June 30, 2020, and the vast majority of our employees agreed to a temporary salary reduction of 20% for the three months ended June 30, 2020.  We expect to compensate our officers, directors and employees for the forgone cash salaries by issuing equity incentives.

In addition, certain aspects of our supply chain have been temporarily impacted as certain of our third party suppliers and manufacturers have paused their operations in response to the coronavirus pandemic or have otherwise encountered delays in providing their services.  We continue to evaluate the extent to which these pauses and delays will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. The ultimate impact of the coronavirus pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

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

Since entering into the Collaboration Agreement, we have received from Gilead the non-refundable upfront payment of $10.0 million and $10.0 million in milestone payments for the achievement of pre-clinical research milestones. In addition, we have recognized $9.0 million of cost reimbursements for research and development services performed under the Collaboration Agreement.

Operating Expenses

Our operating expenses since inception have only consisted of research and development costs and general administrative costs.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting a Phase 1 clinical trial and the ongoing Phase 2 clinical trial for HB‑101 as well as initiating a Phase 1/2 trial for HB-201 and preparing an IND for HB-202. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance and investor relations, business development and administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, lease expenses related to our offices, premiums for directors and officers liability insurance, depreciation and other costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our current and future product candidates, increase our headcount and investor relations activities and maintain compliance with requirements of the Nasdaq Global Select Market and the SEC.

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that we will likely not realize the benefits of the deferred tax asset, and accordingly, established a full valuation allowance as of March 31, 2020.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Revenue from collaboration and licensing	$3,696	$2,235
Operating expenses:
Research and development	(11,526)	(10,179)
General and administrative	(4,629)	(2,711)
Total operating expenses	(16,155)	(12,890)
Loss from operations	(12,459)	(10,655)
Other income (expense):
Grant income	1,472	1,192
Interest income	312	64
Interest expense	(227)	(213)
Other income and expenses, net	(24)	283
Total other income (expense), net	1,533	1,326
Net loss before tax	(10,926)	(9,329)
Income tax expense	(0)	(0)
Net loss	$(10,926)	$(9,329)

Revenue from Collaboration and Licensing

Revenue was $3.7 million for the three months ended March 31, 2020, and $2.2 million for the three months ended March 31, 2019.

The increase of $1.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to higher cost reimbursements received under the Collaboration Agreement with Gilead. For the three months ended March 31, 2020, this revenue included $2.7 million from reimbursement of research and development expenses and $1.0 million from partial recognition of revenue related to the upfront payment of $10.0 million that we received in June 2018 and the milestone payment of $4.0 million that we received in February 2020. For the three months ended March 31, 2019, revenue from reimbursement of research and development expenses was $1.3 million and revenue from partial recognition of the upfront payment was $0.9 million.

Research and Development Expenses

For the three months ended March 31, 2020, our research and development expenses were $11.5 million, compared to $10.2 million for the three months ended March 31, 2019.

The primary drivers of the increase of $1.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were an increase in personnel expenses of $1.5 million along with a general increase in internal research and development expenses, partially offset by an overall decrease in direct research and development expenses by $0.6 million. Direct research and development expenses decreased due to the lower costs related to our earlier stage programs and due to high preparation costs of clinical trials for our HB-201 and HB-202 programs in the three months ended March 31, 2019. This decrease was partially offset by an increase in the direct costs related to our collaboration with Gilead due to an acceleration program and a modest increase in direct expenses for the HB-101 Phase 2 trial. Personnel-related research and development expenses increased by $1.5 million, primarily a result of our increased research and development headcount and an increase in stock compensation expenses. In addition, an increase in facility related costs of $0.2 million and in other internal costs of $0.3 million contributed to the overall increase in internal research and development expenses of $2.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended March 31,
	2020	2019
Direct research and development expenses by program:
HB-101	$1,345	$1,201
HB-201/202	1,954	3,066
Gilead partnered programs(1)	1,665	758
Other and earlier-stage programs	1,909	2,497
Sub-total direct expenses	6,873	7,522
Internal research and development expenses:
Personnel related (including stock-based compensation)	3,370	1,851
Facility related	509	347
Other internal costs	774	459
Sub-total internal expenses	4,653	2,657
Total research and development expenses	$11,526	$10,179

(1) Expenses incurred by us in connection with Gilead partnered programs are reimbursed to us by Gilead and accounted for as revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $4.6 million, compared to $2.7 million for the three months ended March 31, 2019. The increase of $1.9 million was primarily due to an increase in personnel-related expenses of $1.2 million, and an increase in other general and administrative expenses of $1.0 million, partially offset by a decrease in professional and consulting fees of $0.3 million. Personnel-related expenses increased mainly due to an increase in stock compensation expenses, an increase in salaries and the growth in headcount in our general and administrative functions. The decrease in professional and consulting fees resulted from a decrease in accounting, audit and legal fees, due to prior-year effect related to our IPO closing in April 2019. The primary driver of the increase of the other general and administrative expenses are costs associated with business development activities and costs to operate as a public company, such as premiums for directors and officers’ liability insurance.

Grant Income

In the three months ended March 31, 2020 we recorded grant income of $1.5 million, compared to $1.2 million in the three months ended March 31, 2019 from grants, research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $0.3 million was primarily due to higher income from Austrian research and development incentives, which was partially offset by the expiry of a grant from the Austrian Research Promotion Agency, or FFG.

Interest Income and Expense

Interest income was $0.3 million for the three months ended March 31, 2020, compared to interest income of less than $0.1 million for the three months ended March 31, 2019. The interest income represents interest from cash and cash equivalents held in US dollars resulting from the proceeds from the issuance of Series D Preferred Stock, our IPO, and payments received under our collaboration with Gilead. During the three months ended March 31, 2020 our cash, cash equivalents and restricted cash were mainly held in dollars at US investment grade financial institutions or in money market funds. In addition smaller amounts were held in euros at our Austrian subsidiary which produced no material interest income due the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.2 million for the three months ended March 31, 2020, compared to $0.2 million for the three months ended March 31, 2019. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

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

We have raised gross proceeds of approximately $142.5 million from the issuance of our convertible preferred stock and $20.0 million from non-refundable upfront and milestone payments pursuant to the Collaboration Agreement with Gilead. On April 23, 2019, we completed our IPO by issuing 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. As of March 31, 2020, the principal amount outstanding under loans from government agencies was $5.9 million and we had cash, cash equivalents and restricted cash of $104.9 million.

We have entered into various funding agreements with the FFG. The loans by FFG, or the FFG Loans, were made on a project-by-project basis and bear interest at rates ranging from 0.75% to 1.0% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of our assets.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of March 31, 2020, the unamortized debt discount related to FFG Loans was $2.3 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of March 31, 2020, we had an accumulated deficit of $113.9 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(7,128)	$(12,056)
Net cash used in investing activities	(199)	(400)
Net cash provided by (used in) financing activities	(1,284)	35,157
Net increase (decrease) in cash and cash equivalents	(8,611)	22,701

Cash Used in Operating Activities

During the three months ended March 31, 2020, cash used in operating activities was $7.1 million, which consisted of a net loss of $10.9 million, adjusted by non-cash charges of $3.0 million and cash provided by changes in our operating assets and liabilities of $0.8 million. The non-cash charges consisted primarily of stock-based compensation of $2.1 million, depreciation and amortization expense of $0.4 million and operating lease expenses of $0.5 million. The change in our operating assets and liabilities was primarily due to an increase in deferred revenues of $3.0 million and an increase in accounts payable of $2.6 million, partially offset by an increase in prepaid expenses and other current assets of $0.3 million, a decrease in operating lease liabilities of $0.4 million, a decrease of accrued expenses and other current liabilities of $2.8 million and an increase in accounts receivable of $1.3 million.

During the three months ended March 31, 2019, cash used in operating activities was $12.1 million, which consisted of a net loss of $9.3 million, adjusted by non-cash charges of $1.0 million and cash used due to changes in our operating assets and liabilities of $3.8 million. The non-cash charges consisted primarily of depreciation and amortization expense of $0.3 million, operating lease expenses of $0.3 million and stock-based compensation of $0.4 million. The change in our operating assets and liabilities was primarily due to an increase of $3.7 million in prepaid expenses and other current assets, a decrease in deferred revenues of $0.9 million, a decrease in operating lease liabilities of $1.2 million and a decrease in accounts payable of $1.0 million, partially offset by a decrease in accounts receivable of $3.5 million.

Cash Used in Investing Activities

During the three months ended March 31, 2020, cash used in investing activities was $0.2 million and resulted from capital expenditures in connection with an expansion of our laboratory and office space and purchase of property and equipment.

During the three months ended March 31, 2019, cash used in investing activities was $0.4 million and resulted from capital expenditures in connection with an expansion of our laboratory and office space and purchase of property and equipment.

Cash Used in or Provided by Financing Activities

During the three months ended March 31, 2020, cash used for financing activities was $1.3 million and resulted primarily from the repayment of a loan.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2020 (in thousands):

	Payments Due by Calendar Year
		Less Than	1 - 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years
Lease commitments	$7,380	$1,952	$3,848	$1,580	$—
CMO commitments	11,294	8,463	2,831	—	—
Debt obligations	5,912	—	3,577	2,335	—

Total	$24,586	$10,415	$10,256	$3,915	$—

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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 19, 2020.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of March 31, 2020 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $104.9 million as of March 31, 2020, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

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

During the first quarter of 2020 we completed the implementation of measures to improve our internal control over financial reporting, which we believe remediated the material weaknesses described above.

The controls that we have implemented include the expanded the use of qualified accounting personnel and segregation of duties. In addition, we formalized the internal controls documentation based on a documented risk assessment process using quantitative and qualitative risk methodology. We documented our key internal controls and expanded the completeness of supporting evidence of oversight controls. Finally, we strengthened supervisory reviews by our management, disclosure committee and audit committee. These additional resources and procedures enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to enhance our internal control procedures.

Other than the applicable remediation efforts as described above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.     Risk Factors

In light of the rapid spread of SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, in the United States and globally, we are updating and supplementing our risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 19, 2020 to add the following new risk factor:

Our business may be adversely affected by the ongoing coronavirus pandemic

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. As of late March 2020, the coronavirus had spread to most regions of the world.

As a result of the coronavirus pandemic, we have experienced and may further experience disruptions that have and could further impact our business, preclinical studies and clinical trials, including:

•

We believe that the coronavirus pandemic has had, and will likely continue to have, an impact on various aspects of our clinical trials.  For example, nearly all the Phase 2 trial sites we utilize in our HB-101 Phase 2 trial have suspended enrollment of patients and it is unclear when kidney organ transplants will be resumed at all of the trial sites. And, for example, with clinical trials, investigators may not want to take the risk of exposing patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the coronavirus pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the U.S. Food and Drug Administration, or the FDA, or other reasons related to the coronavirus pandemic. If the coronavirus pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•

We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, handle shipping of investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. Certain of our third party manufacturers and suppliers have paused their operations in response to the coronavirus pandemic or have otherwise encountered delays in providing their services.  As a result, we may not be able to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain current clinical and pre-clinical timelines. In addition, if additional third parties in our supply chain for materials are adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted in other ways, further limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

•

We have requested that most of our personnel, including all of our administrative employees, to work remotely, restricted on-site staff to only those personnel and contractors performing essential activities that must be completed on-site and limited the number of staff in any given research and development laboratory. In addition, all of our officers and directors have waived at least 25% of their cash salaries for at least the three months ended June 30, 2020, and the vast majority of our employees agreed to a temporary salary reduction of 20%. Our increased reliance on personnel working from home, coupled with temporary salary reductions, may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, the remote access of employees could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•

Access to our laboratories by our employees and contractors conducting research and development activities may be limited for an extended period of time as a result of the social distancing requirements and the possibility that governmental authorities further modify current restrictions now, or in the future, if additional waves of coronavirus infections were to occur. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for other of our development programs. In addition, we could encounter delays in connection with implementing precautionary measures to mitigate the risk of exposing our facilities and employees to the coronavirus (for example, implementing screening procedures or procuring appropriate non-medical personal protective equipment for use while in our facilities) or otherwise in connection with addressing an actual or potential exposure to the coronavirus (for example, temporarily closing all or a portion of a facility or disinfecting all or a portion of a facility that may have been exposed to the coronavirus).

•

Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.

•

The trading prices for shares of our common stock and other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result, we may face difficulties raising capital through sales of shares of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our shares of common stock.

The coronavirus pandemic continues to rapidly evolve. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of coronavirus and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

There have been no other material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 19, 2020. Please refer to the complete Part I, Item 1A of our Annual Report for additional risks and uncertainties we are facing that may have a material adverse effect on our business prospects, financial condition and results of operations.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by us during the three months ended March 31, 2020.

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

HOOKIPA Pharma Inc.

Date: May 14, 2020	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial Officer)