Form 10-Q
period 2020-09-30
HOOKIPA Pharma Inc.
filed 2020-11-12
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, the registrant had 21,850,808 shares of common stock and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on certain expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological Licensing Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	the potential impacts on our business, financial condition and results of operations due to the coronavirus pandemic such as delays, interruptions or other adverse effects on clinical trials, delays in regulatory review, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	the potential benefits of and our ability to maintain our collaboration with Gilead Sciences, Inc., and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering non-replicating (VaxWave) and replicating (TheraT) technologies and the product candidates based on these technologies, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	regulatory developments in the United States and foreign countries;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

●	the accuracy of our estimates of our annual total addressable market, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$81,830	$113,151
Accounts receivable	2,961	1,537
Receivable research incentives	13,242	8,190
Prepaid expenses and other current assets	7,762	5,139
Total current assets	105,795	128,017
Non-current assets:
Restricted cash	429	424
Property and equipment, net	6,135	5,126
Operating lease right of use assets	6,738	7,875
Finance lease right of use assets	1,352	1,602
Other non-current assets	823	701
Total non-current assets	15,477	15,728

Total assets	$121,272	$143,745

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,436	$944
Deferred revenues	3,626	3,591
Operating lease liabilities, current	1,926	1,814
Accrued expenses and other current liabilities	8,733	8,406
Total current liabilities	18,721	14,755
Non-current liabilities
Loans payable, non-current	4,166	3,495
Operating lease liabilities, non-current	4,137	5,290
Deferred revenues, non-current	466	72
Other non-current liabilities	1,602	2,234
Total non-current liabilities	10,371	11,091
Total liabilities	29,092	25,846

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 21,841,736 shares and 21,746,392 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3	3
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 3,819,732 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	0	0
Additional paid-in capital	231,991	225,568
Accumulated other comprehensive loss	(5,188)	(4,653)
Accumulated deficit	(134,626)	(103,019)
Total stockholders’ equity	92,180	117,899

Total liabilities, convertible preferred stock and stockholders’ equity	$121,272	$143,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue from collaboration and licensing	$4,040	$2,038	$14,421	$8,324
Operating expenses:
Research and development	(16,009)	(11,025)	(39,099)	(35,133)
General and administrative	(4,437)	(4,589)	(13,413)	(11,051)
Total operating expenses	(20,446)	(15,614)	(52,512)	(46,184)
Loss from operations	(16,406)	(13,576)	(38,091)	(37,860)
Other income (expense):
Grant income	$1,997	$1,258	$5,064	$3,994
Interest income	20	565	391	1,140
Interest expense	(194)	(227)	(587)	(650)
Other income and expenses, net	994	604	1,615	692

Total other income, net	2,817	2,200	6,483	5,176

Net loss before tax	(13,589)	(11,376)	(31,608)	(32,684)

Income tax expense	(0)	(9)	(0)	(109)

Net loss	(13,589)	(11,385)	(31,608)	(32,793)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	(309)	(763)	(535)	(1,198)
Comprehensive loss	$(13,898)	$(12,148)	$(32,143)	$(33,991)

Net loss per share — basic and diluted	$(0.53)	$(0.45)	$(1.23)	$(2.14)

Weighted average common shares outstanding — basic and diluted	25,659,504	25,408,488	25,645,827	15,308,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	—	—	21,746,392	3	3,819,732	0	225,568	(4,653)	(103,019)	117,899
Issuance of common stock upon exercise of stock options	—	—	78,598	0	—	—	8	—	—	8
Foreign currency translation adjustment, net of tax (unaudited)	—	—	—	—	—	—	—	(93)	—	(93)
Stock-based compensation expense	—	—	—	—	—	—	2,094	—	—	2,094
Net loss	—	—	—	—	—	—	—	—	(10,926)	(10,926)
Balances as of March 31, 2020	—	—	21,824,990	3	3,819,732	0	227,670	(4,746)	(113,945)	108,982
Issuance of common stock upon exercise of stock options	—	—	9,702	0	—	—	7	—	—	7
Foreign currency translation adjustment, net of tax (unaudited)	—	—	—	—	—	—	—	(133)	—	(133)
Stock-based compensation expense	—	—	—	—	—	—	2,151	—	—	2,151
Net loss	—	—	—	—	—	—	—	—	(7,092)	(7,092)
Balances as of June 30, 2020	—	$—	21,834,692	$3	3,819,732	$0	$229,828	$(4,879)	$(121,037)	$103,915
Issuance of common stock upon exercise of stock options	—	—	7,044	0	—	—	16	—	—	16
Foreign currency translation adjustment, net of tax (unaudited)	—	—	—	—	—	—	—	(309)	—	(309)
Stock-based compensation expense	—	—	—	—	—	—	2,147	—	—	2,147
Net loss	—	—	—	—	—	—	—	—	(13,589)	(13,589)
Balances as of September 30, 2020	—	$—	21,841,736	$3	3,819,732	$0	$231,991	$(5,188)	$(134,626)	$92,180

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	1,323,506	$104,774	1,006,595	$0	—	$—	$3,327	$(3,720)	$(59,982)	$(60,375)
Issuance of Series D preferred stock, net of issuance costs of $158	257,000	37,274	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax (unaudited)	—	—	—	—	—	—	—	(736)	—	(736)
Stock-based compensation expense	—	—	—	—	—	—	383	—	—	383
Net loss	—	—	—	—	—	—	—	—	(9,329)	(9,329)
Balances as of March 31, 2019	1,580,506	$142,048	1,006,595	$0	—	$—	$3,710	$(4,456)	$(69,311)	$(70,057)
Issuance of common stock upon initial public offering at $14.00 per share for cash, net of issuance costs of $9,386	—	—	6,000,000	1	—	—	74,614	—	—	74,615
Conversion of Series A, B, C and D preferred stock into common stock upon initial public offering	(1,580,506)	(142,048)	14,582,161	2	3,819,732	0	142,046	—	—	142,048
Foreign currency translation adjustment, net of tax (unaudited)	—	—	—	—	—	—	—	300	—	300
Stock-based compensation expense	—	—	—	—	—	—	1,206	—	—	1,206
Net loss	—	—	—	—	—	—	—	—	(12,079)	(12,079)
Balances as of June 30, 2019	—	$—	21,588,756	$3	3,819,732	$0	$221,576	$(4,156)	$(81,390)	$136,033
Foreign currency translation adjustment, net of tax (unaudited)	—	—	—	—	—	—	—	(763)	—	(763)
Stock-based compensation expense	—	—	—	—	—	—	1,872	—	—	1,872
Net loss	—	—	—	—	—	—	—	—	(11,385)	(11,385)
Balances as of September 30, 2019	—	$—	21,588,756	$3	3,819,732	$0	$223,448	$(4,919)	$(92,775)	$125,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net loss	$(31,608)	$(32,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,392	3,461
Depreciation expense	1,523	1,040
Non-cash operating lease expense	1,514	1,131
Other non-cash items	(27)	51
Changes in operating assets and liabilities:
Accounts receivable	(1,243)	1,499
Prepaid expenses and other current assets	(6,612)	(4,439)
Other non-current assets	(89)	582
Accounts payable	1,961	1,645
Deferred revenues	259	(3,365)
Operating lease liabilities	(1,387)	(1,966)
Accrued expenses and other liabilities	1,385	341
Other non-current liabilities	(106)	(125)

Net cash used in operating activities	(28,038)	(32,938)

Investing activities:
Purchases of property and equipment	(1,866)	(953)

Net cash used in investing activities	(1,866)	(953)

Financing activities:
Payments related to finance leases	(89)	(1,383)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	37,274
Proceeds from issuance of common stock, net of issuance costs	31	74,743
Payments for deferred offering costs	(307)	—
Repayments of borrowings	(1,291)	—

Net cash provided by (used in) financing activities	(1,656)	110,634

Net increase (decrease) in cash, cash equivalents and restricted cash	(31,560)	76,743

Cash, cash equivalents and restricted cash at beginning of period	113,575	48,580
Effect of exchange rate changes on cash, cash equivalents and restricted cash	244	(1,313)
Cash, cash equivalents and restricted cash at end of period	$82,259	$124,010

Supplemental disclosure of cash flow information:
Cash paid for interest	$(49)	$(32)
Cash paid for income taxes	$(0)	$(109)

Supplemental disclosure of non-cash investing activities:
Property and equipment additions in accounts payable and accrued expenses	$(152)	$(406)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of the business and organization

HOOKIPA Pharma Inc. (“HOOKIPA” or the “Company”) is a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics based on its proprietary arenavirus platform that is designed to reprogram the body’s immune system.

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

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations, and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through September 30, 2020, the Company has funded its operations with proceeds from sales of common stock in its IPO, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $31.6 million for the nine months ended September 30, 2020 and $43.0 million for the year ended December 31, 2019. As of September 30, 2020, the Company had an accumulated deficit of $134.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 12, 2020, the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. The net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with investment grade U.S. financial institutions and have been partially invested in a money market fund as of September 30, 2020. The money market fund, held in U.S. dollar, is primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2019 and September 30, 2020, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2019 and September 30, 2020, cash equivalents consisted of money market funds.

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

Leases

The determination whether an arrangement qualifies as a lease is made at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company uses the implicit rate when readily determinable and uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. The lease payments used to determine operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized as operating lease assets on the consolidated balance sheets. In addition, certain of the Company’s arrangements contain lease and non-lease components. The Company generally separate lease payments from non-lease payments. Operating leases are reflected in operating lease assets, in accrued expenses and other current liabilities and in non-current operating lease liabilities in the consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The right-of-use asset is tested for impairment in accordance with Accounting Standards Codification (“ASC”) 360.

Revenue recognition from contracts with customers

The Company entered into a collaboration and license agreement (the “Gilead Agreement”) with Gilead Sciences, Inc. (“Gilead”) whereby the parties agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of the hepatitis B virus (“HBV”) and the human immunodeficiency virus (“HIV”). The Company’s performance obligations under the terms of this agreement include one combined performance obligation for each research program (HBV and HIV) comprised of the transfer of intellectual property rights (licenses) and providing research and development services. The licenses do not represent distinct performance obligations, because they cannot be used without the research and development services. Payments to the Company under this agreement include a non-refundable up-front payment, payments for research and development activities, payments based upon the achievement of defined milestones, and if certain future conditions are met, payments for manufacturing services, commercial milestones and royalties on product sales.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company evaluates its collaboration and licensing arrangements pursuant to ASC 606 Revenue from Contracts with Customers. To determine the recognition of revenue from arrangements that fall within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

Sales-based milestones and royalty payments

The Gilead Agreement also includes certain sales-based milestone and royalty payments upon successful commercialization of a licensed product. In accordance with ASC 606-10-55-65 Sales-Based or Usage-Based Royalties, the Company recognizes revenues from sales-based milestone and royalty payments at the later of (i) the occurrence of the subsequent sale; or (ii) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied. The Company anticipates recognizing these milestones and royalty payments if and when subsequent sales are generated from a licensed product by the collaboration partner.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the general principles in ASC 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of these updates on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU provides guidance that simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The new guidance reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments intended to improve the information provided to users. The guidance also amended the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Finally, the standard changed the way certain convertible instruments are treated when calculating earnings per share. This guidance was effective upon issuance and will need to be applied for interim periods within those fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to address the impact of reference rate reform where contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate need to be discontinued. This guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Plans. Guidance, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. The guidance removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, however believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

3. Collaboration and Licensing Agreements

Gilead Collaboration and License Agreement

In June 2018, the Company entered into the Gilead Agreement whereby the Company and Gilead agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of HBV and HIV.

Under the Gilead Agreement, the Company granted Gilead an exclusive, royalty-bearing license to the Company’s technology platforms. Upon entering into the agreement, the Company received a non-refundable $10.0 million upfront payment from Gilead. Gilead is also obligated to make additional payments to the Company upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to a total of $280 million. The commercial milestones amount to a total of $100 million. Additionally, Gilead is obligated to pay royalties on net sales for each program. Payments from Gilead generally have a 60 days payment term.

The $10.0 million upfront payment received in 2018 and a $4.0 million milestone payment received in the nine months ended September 30, 2020 were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of September 30, 2020, $3.0 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 38% of deferred revenue as of September 30, 2020 is expected to be recognized as revenue in the remainder of 2020, 54% in 2021 and the remaining 8% in 2022.

In the three months ended September 30, 2020, the Company recognized $0.6 million of the upfront payment received in 2018 and $0.6 million of the $4.0 million milestone payment received earlier in 2020. In addition, the Company recognized $2.8 million revenue from cost reimbursements for research and development services. For the three months ended September 30, 2019, revenue from reimbursement of research and development expenses was $0.9 million, and revenue from partial recognition of the upfront payment was $1.1 million.

In the nine months ended September 30, 2020, the Company recognized $2.0 million of the upfront payment received in 2018 and $1.8 million of the $4.0 million milestone payment received earlier in 2020. In addition, the Company fully recognized a $1.0 million milestone payment for a milestone achieved in the nine months ended September 30, 2020 and $9.6 million revenue from cost reimbursements for research and development services. For the nine months ended September 30, 2019, revenue from reimbursement of research and development expenses was $2.9 million, and revenue from partial recognition of the upfront payment was $3.4 million. Additionally, the Company recognized a $2.0 million milestone payment for a milestone achieved in the nine months ended September 30, 2019.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and are amortized over the period in which the revenue from the triggering payment is recognized. As of September 30, 2020 and December 31, 2019, the contract asset and the liability relating to the sublicense payment was $0.2 million and $0.3 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at September 30, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,397	$—	$—	$35,397
Total	$35,397	$—	$—	$35,397

	Fair Value Measurement at December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,132	$—	$—	$35,132
Total	$35,132	$—	$—	$35,132

During the nine months ended September 30, 2020, there were no transfers between Level 1, Level 2 and Level 3.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Consulting fees	$929	$724
Salaries and bonuses	3,517	2,640
Social security contributions	188	177
Unearned grant income (current)	803	725
Loans	—	1,224
Invoices not yet received	3,114	2,673
Finance lease liabilities	156	159
Other accruals and liabilities	26	84
	$8,733	$8,406

6. Loans payable

As of September 30, 2020 and December 31, 2019, loans payable consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Loans from FFG	$6,292	$7,305
Unamortized debt discount	(2,126)	(2,586)
Total Loans payable, net	$4,166	$4,719

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

No principal repayment was made in the three months ended September 30, 2020. A principal repayment of $1.3 million was made in the nine months ended September 30, 2020. There were no principal payments due or paid under the FFG Loans during the three and nine months ended September 30, 2019.

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

As of September 30, 2020 and 2019, the Company had no shares of Preferred Stock outstanding. The Company is authorized to issue 10,000,000 shares of undesignated preferred stock.

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

As of September 30, 2020, the Company was authorized to issue 100,000,000 shares of common stock and 3,900,000 shares of Class A common stock and had 21,841,736 shares of common stock and 3,819,732 shares of Class A common stock outstanding and issued.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of September 30, 2020, 1,258,841 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan is 3,630,686 shares which shall be cumulatively increased each year by up to 4% of the then outstanding number of shares. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Option re-grants to non-executive directors generally vest on the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option, the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Risk-free interest rate	0.38%	1.93%	0.44%	2.38%
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	85.8%	79.3%	79.7%	74.3%
Expected dividends	—%	—%	—%	—%

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

For the 2020 and 2019 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2020 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2019	2,999,284	$7.63	8.1	$15,840
Granted	819,032	8.68
Exercised	(95,344)	0.32
Forfeited	(77,005)	9.59
Outstanding as of September 30, 2020	3,645,967	$8.02	7.9	$10,961

Options exercisable as of September 30, 2020	1,343,742	$4.72	6.5	$8,096
Options unvested as of September 30, 2020	2,302,225	$9.93	8.8	$2,865

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The estimated fair value per common stock used for calculating the intrinsic values as of September 30, 2020 and December 31, 2019, was $9.47 and $12.23, respectively.

Cash received from option exercise under share-based payment arrangements for the nine months ended September 30, 2020 was $31 thousand. No cash from option exercise was received in the nine months ended September 30, 2019.

Restricted Stock Units

In the three months ended September 30, 2020, the Company granted restricted stock units with time-based vesting conditions to officers and employees to compensate them for a temporary salary reduction in response to the coronavirus pandemic. The restricted stock units vest in four equal installments between March and November 2021. The Company measures the fair value of restricted stock units on the date of grant using the underlying common stock fair value. Expenses are recorded using the graded-vesting method. The table below summarizes the Company’s restricted stock unit activity since December 31, 2019:

Weighted
Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of December 31, 2019	—	$—
Granted	44,308	11.89
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2020	44,308	$11.89

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development expenses	$856	$659	$2,304	$1,321
General and administrative expenses	1,291	1,213	4,088	2,140
	$2,147	$1,872	$6,392	$3,461

10. Income taxes

Income tax expense during the three and nine months ended September 30, 2020 and 2019 resulted from minimum tax obligations. During the three and nine months ended September 30, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2020 and December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

11. Commitments and contingencies

Operating and Finance Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Company’s operating lease right-of-use assets were $6.7 million and $7.9 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the Company’s finance lease right-of-use assets were $1.4 million and $1.6 million, respectively, which are reported in finance lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2020, the Company had outstanding operating lease obligations of $6.0 million, of which $1.9 million is reported in operating lease liabilities, current portion and $4.1 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of September 30, 2020, the Company had outstanding finance lease obligations of $0.4 million, of which $0.2 million is reported in accrued expenses and other current liabilities and $0.2 million is reported in other non-current liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2019, the Company had outstanding operating lease obligations of $7.1 million, of which $1.8 million is reported in operating lease liabilities, current portion and $5.3 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2019, the Company had outstanding finance lease obligations of $0.5 million, of which $0.2 million is reported in accrued expenses and other current liabilities and $0.3 million is reported in other non-current liabilities in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

lease liabilities is approximately 2.3% and 3.3 years, respectively. The Company’s weighted average discount rate and weighted average lease term remaining on finance lease liabilities is approximately 1.7% and 3.2 years, respectively.

The Company subleases certain of its leased real estate that it does not currently utilize to a third party. The sublease has a remaining lease terms of 0.4 years without an option to renew and has been qualified as an operating lease.

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of September 30, 2020, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $9.0 million, of which $4.1 million relate to 2020 (remaining three months) deliverables and $4.9 million relate to 2021 deliverables.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three and nine months ended September 30, 2020, the Company recorded $0.1 million and $0.3 million, respectively, in licensing fees from intellectual property licenses as research and development expenses. These amounts mainly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2020 and December 31, 2019.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

12. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(13,589)	$(11,385)	$(31,608)	$(32,793)

Denominator:
Weighted-average common shares outstanding, basic and diluted	25,659,504	25,408,488	25,645,827	15,308,071

Net loss per share, basic and diluted	$(0.53)	$(0.45)	$(1.23)	$(2.14)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares (Common Stock and Class A Common Stock) outstanding would have been anti-dilutive. Potentially dilutive securities as of September 30, 2020 that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and nine months ended September 30,
	2020	2019
Options issued and outstanding	3,645,967	2,737,834
Unvested restricted stock units	44,308	—
Total	3,690,275	2,737,834

13. Related parties

Following the expiry of the consultancy agreement between the Company and its Chief Scientific Officer, Daniel Pinschewer, on March 19, 2020 the Company entered into a new consultancy agreement with Daniel Pinschewer on March 20, 2020, pursuant to which he serves as Scientific Advisor to the Chief Executive Officer.

The Company is party to research and service arrangements with the University of Basel. Daniel Pinschewer, formerly Chief Scientific Officer, and his spouse are employees of the University of Basel and both involved in providing the services under these arrangements. The University of Basel is also entitled to receive de minimis royalties on the net sales of any product that is based on a patent created by Daniel Pinschewer in the course of his consulting services to the Company. Payments to the University of Basel during Daniel Pinschewer’s term as Chief Scientific Officer were reported as related party transactions but payments following the expiry of that role in March 2020 are no longer considered related party transactions.

In the three months ended September 30, 2020, the Company recorded no related party transactions. In the three months ended September 30, 2019, the Company recorded less than $0.1 million, in the nine months ended September 30, 2020 and 2019, the Company recorded $0.3 million and $0.3 million, respectively, in research and development expenses for service fees paid to the University of Basel, which represented related party transactions.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14. Subsequent events

Restricted stock units grant

In October 2020, the Company granted 452 restricted stock units with an aggregate fair value of $4 thousand to a consultant. The units have the same terms as the restricted stock units issued to officers and employees in the three months ended September 30, 2020 (see note 9).

Equity grant to directors

In October 2020, the Company granted 36,249 unrestricted shares of common stock with an aggregate value of $0.3 million to the non-executive members of our Board of Directors. The Company’s directors have accepted to receive equity instead of cash as their 2020 board remuneration as part of the Company’s response to the coronavirus pandemic.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics based on our proprietary arenavirus platform that is designed to reprogram the body’s immune system. We are using non-replicating (VaxWave) and replicating (TheraT) technologies, to elicit directly within patients a powerful and durable response of antigen-specific killer T cells and antibodies, thereby activating essential immune defenses against infectious diseases and cancers. We believe that our technologies can meaningfully leverage this immune defense mechanism for prophylactic and therapeutic purposes by eliciting killer Tcell response levels previously not achieved by other published immunotherapy approaches.

Our lead infectious disease product candidate, HB-101, is in a randomized, double‑blinded Phase 2 clinical trial in patients awaiting kidney transplantation who are at risk for pathology associated with Cytomegalovirus, or CMV, infections. In June 2020, we announced positive Phase 2 interim data on the trial’s primary endpoints, safety and B cell and T cell immunogenicity. In this trial, HB-101 was observed to be well tolerated with a lower rate of adverse events in patients with end-stage kidney disease than in the Phase 1 healthy volunteer study. Patients who received three doses of HB-101 showed comparable immunogenicity levels to those measured in the Phase 1 healthy volunteer trial. We continue to accrue patients, and plan to report preliminary efficacy data and updated safety and immunogenicity data by the end of 2020.

Our lead oncology product candidates, HB-201 and HB-202, are in development for the treatment of Human Papillomavirus 16-positive, or HPV16+, cancers. In December 2019, we initiated the Phase 1/2 clinical trial for HB-201. The open label, dose escalating Phase 1/2 clinical trial is evaluating HB-201 in HPV16+ cancers alone and subsequently in combination with an approved checkpoint inhibitor. Accrual of patients for the first and the second dose levels at a three-week dosing frequency has been completed without safety concerns. We expect to report preliminary safety and efficacy data in late 2020 or early 2021.

We also started to dose patients with a sequential alternating regimen of HB-202/HB-201 in an additional arm of the Phase 1/2 study to examine the safety and efficacy of HB-201 and HB-202 as two-vector therapy. In pre-clinical studies, alternating administration of HB-202 and HB-201 resulted in a ten-fold increase in immune response and better disease control than either compound alone. We expect to provide interim safety, dose escalation, and efficacy data on the HB-202/HB-201 arm in mid 2021.

We also have a strategic partnership with Gilead Sciences, Inc., or Gilead, to develop infectious disease product candidates intended to support functional cures for chronic Hepatitis B virus, or HBV, and for human immunodeficiency virus, or HIV, infections. Since the start of the collaboration in 2018, we have received $21.0 million in upfront and milestone payments from Gilead for the delivery of research vectors and for advancing the programs towards clinical trials, including a milestone payment of $4.0 million, that we received in early 2020. Based on preclinical data generated to date, Gilead committed to advancing the HBV and HIV vectors toward development. To enable the development activities and expanded research programs, Gilead has agreed to reimburse our expanded resources allocated to the Gilead collaboration and to reserve manufacturing capacity with clinical material manufacturers.

We have funded our operations to date primarily from private placements of our redeemable convertible preferred stock, with aggregate gross proceeds of approximately $142.5 million, grant funding and loans from an

Austrian government agency, and $21 million in upfront and milestone payments from Gilead in connection with a research collaboration and license agreement. In April 2019, we completed an initial public offering of our common stock, or IPO, in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million.

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

All of our product candidates, including our most advanced product candidate, HB-101, will require substantial additional development time and resources before we would be able to apply for and receive regulatory approvals and begin generating revenue from product sales. Before launching our first products, if approved, we plan to establish our own manufacturing facility to minimize or eliminate our reliance on contract manufacturing organizations, or CMOs, which will require substantial capital expenditures and cause additional operating expenses. We currently have no marketing and sales organization and have no experience in marketing products; accordingly, we will incur significant expenses to develop a marketing organization and sales force in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. In addition, we expect to continue to incur legal, accounting and other expenses in operating our business, including the costs associated with operating as a public company.

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

We have incurred net losses each year since our inception in 2011, including net losses of $13.6 million and $31.6 million for the three and nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $134.6 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish a commercial manufacturing facility.

Special Note About Coronavirus (COVID-19)

In March 2020, we announced initial potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the COVID-19 pandemic, we have experienced, and may further experience, disruptions that have and could further adversely impact our business operations as well as our preclinical studies and clinical trials. Specifically, nearly all of the Phase 2 trial sites we utilize for our HB-101 Phase 2 trial had temporarily suspended enrollment of patients and while many of them have recently resumed patient enrollment, it is unclear when all of the trial sites will be fully reactivated or if enrollment at active sites will be suspended again given the recent increases of confirmed infections in the United States and Europe.

In addition, certain aspects of our supply chain were temporarily impacted as certain of our third party suppliers and manufacturers had paused their operations in response to the COVID-19 pandemic or had otherwise encountered delays in providing their services. The uncertainties resulting from the COVID-19 pandemic have led us to focus on our core programs, HB-101, HB-201 and HB-202 as well as research and development activities under our collaboration with Gilead. Certain earlier stage programs, including HB-300, have been temporarily de-prioritized and were only allocated the ressources that could be made available without impacting our core programs. We continue to evaluate the extent to which these pauses and delays will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. The ultimate impact of the coronavirus pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

Furthermore, in order to preserve resources and liquidity, all of our officers had waived at least 25% of their cash salaries for the three months ended June 30, 2020, and the vast majority of our employees agreed to a temporary salary reduction of 20% for the three months ended June 30, 2020. We compensated our officers and employees for the forgone cash salaries by issuing restricted stock units in July 2020. Our directors have also accepted to receive equity instead of cash for their accrued board fees. We encourage our staff to work from home, and since October 2020, we offer twice per week sentinel COVID-19 PCR-testing to all our Vienna employees in order to enhance health and safety, in particular for laboratory work that has to be performed on site.

Components of Our Results of Operations

Revenue from collaboration and licensing

To date, we have not generated any revenue from product sales and do not expect to do so in the near future, if at all. All of our revenue to date has been derived from a research collaboration and license agreement with Gilead.

On June 4, 2018, we entered into a Research Collaboration and License Agreement, or the Collaboration Agreement, with Gilead to evaluate potential vaccine products using or incorporating our replicating (TheraT) technology and non-replicating (VaxWave) technology for the treatment, cure, diagnosis or prevention of HBV and HIV.

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

Since entering into the Collaboration Agreement, we have received from Gilead the non-refundable upfront payment of $10.0 million and $11.0 million in milestone payments for the achievement of pre-clinical research milestones. In addition, we have recognized $16.0 million of cost reimbursements for research and development services performed under the Collaboration Agreement.

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that we will likely not realize the benefits of the deferred tax asset, and accordingly, established a full valuation allowance as of September 30, 2020.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue from collaboration and licensing	$4,040	$2,038	$14,421	$8,324
Operating expenses:
Research and development	(16,009)	(11,025)	(39,099)	(35,133)
General and administrative	(4,437)	(4,589)	(13,413)	(11,051)
Total operating expenses	(20,446)	(15,614)	(52,512)	(46,184)
Loss from operations	(16,406)	(13,576)	(38,091)	(37,860)
Other income (expense):
Grant income	1,997	1,258	5,064	3,994
Interest income	20	565	391	1,140
Interest expense	(194)	(227)	(587)	(650)
Other income and expenses, net	994	604	1,615	692
Total other income (expense), net	2,817	2,200	6,483	5,176
Net loss before tax	(13,589)	(11,376)	(31,608)	(32,684)
Income tax expense	(0)	(9)	(0)	(109)
Net loss	$(13,589)	$(11,385)	$(31,608)	$(32,793)

Revenue from Collaboration and Licensing

Revenue was $4.0 million and $14.4 million for the three and nine months ended September 30, 2020, respectively, and $2.0 million and $8.3 million for the three and nine months ended September 30, 2019, respectively.

The increase of $2.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to higher cost reimbursements received under the Collaboration Agreement with Gilead and the partial recognition of a milestone payment we received from Gilead in February 2020. For the three months ended September 30, 2020, revenue included $2.8 million from reimbursement of research and development expenses, and $1.2 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and a milestone payment of $4.0 million that we received in February 2020. For the three months ended September 30, 2019, revenue from reimbursement of research and development expenses was $0.9 million and revenue from partial recognition of the upfront payment was $1.1 million.

The increase in revenue of $6.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to higher cost reimbursements received under the Collaboration

Agreement with Gilead and the partial recognition of a milestone payment we received from Gilead in February 2020. For the nine months ended September 30, 2020, revenue included $9.6 million from reimbursement of research and development expenses, $3.8 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and a milestone payment of $4.0 million that we received in February 2020, as well as $1.0 million of revenue that was recognized upon the achievement of a research milestone in June 2020. For the nine months ended September 30, 2019, revenue from reimbursement of research and development expenses was $2.9 million, revenue from partial recognition of the upfront payment was $3.4 million and $2.0 million of revenue was recognized upon the achievement of a research milestone in May 2019.

Research and Development Expenses

For the three and nine months ended September 30, 2020, our research and development expenses were $16.0 million and $39.1 million, respectively, compared to $11.0 million and $35.1 million for the three and nine months ended September 30, 2019.

The primary drivers of the increase in research and development expenses of $5.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 were an increase in clinical trial expenses of $2.7 million and an increase in internal research and development expenses of $2.3 million. Direct research and development expenses increased primarily due to the increase in the number of active clinical sites for our HB-101 trial and the intensified patient recruitment activities. In addition, CMO costs related to our collaboration with Gilead for advancing HBV and HIV vectors towards development contributed to the increase in direct expenses. This increase was partially offset by a decrease in direct costs related to our HB-201 program for which the preparation costs for clinical trials had been a driver of direct expenses in previous quarters. Personnel-related research and development expenses increased by $1.4 million primarily resulting from our increased research and development headcount and an increase in stock compensation expenses. In addition, an increase in facility related costs of $0.2 million and in other internal costs of $0.7 million contributed to the overall increase in internal research and development expenses of $2.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The primary drivers of the increase in research and development expenses of $4.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 were an increase in internal research and development expenses of $5.6 million, partially offset by a decrease in direct research and development expenses of $1.6 million. The primary drivers of the increase in internal research and development expenses were an increase in personnel expenses and stock based compensation by $4.0 million, an increase in facility related expenses of $0.5 million and an increase in other internal costs of $1.1 million. The decrease in direct expenses was primarily due to a decrease in manufacturing and quality control expenses by $2.4 million along with a decrease in R&D service expenses and other direct R&D expenses of $1.5 million, partially offset by an increase in clinical trial expenses of $2.0 million. Manufacturing, quality control expenses and other direct R&D expenses primarily decreased due to the high level of expenses in the prior year period due to the preparation costs of clinical trials for our HB-201 and HB-202 programs and the expansion of earlier stage programs. Clinical trial expenses increased due to the increase in the number of active clinical sites for our HB-101 and HB-201 trials and intensified patient recruitment. Personnel-related research and development expenses increased primarily due to our increased research and development headcount and an increase in stock compensation expenses. In addition, an increase in facility related costs and in other internal costs contributed to the overall increase in internal research and development expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Direct research and development expenses by program:
HB-101	$2,494	$721	$4,744	$3,195
HB-201/202	2,917	3,915	7,005	10,661
Gilead partnered programs(1)	2,674	701	6,171	2,356
Other and earlier-stage programs	2,287	2,307	6,340	9,687
Sub-total direct expenses	10,372	7,644	24,260	25,899
Internal research and development expenses:
Personnel related (including stock-based compensation)	3,896	2,490	10,474	6,469
Facility related	573	403	1,619	1,132
Other internal costs	1,168	488	2,746	1,633
Sub-total internal expenses	5,637	3,381	14,839	9,234
Total research and development expenses	$16,009	$11,025	$39,099	$35,133

(1) Expenses incurred by us in connection with Gilead partnered programs are reimbursed to us by Gilead and accounted for as revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 were $4.4 million, compared to $4.6 million for the three months ended September 30, 2019. The decrease of $0.2 million was primarily due to a decrease in personnel-related expenses of $0.1 million, a decrease in professional and consulting fees of $0.5 million, partially offset by an increase of other general and administrative expenses of $0.4 million, in particular insurance fees and franchise taxes.

General and administrative expenses for the nine months ended September 30, 2020 were $13.4 million, compared to $11.0 million for the nine months ended September 30, 2019. The increase of $2.4 million was primarily due to an increase in personnel-related expenses of $1.7 million, and an increase in other general administrative expenses of $1.5 million, partially offset by a decrease in professional and consulting fees of $0.8 million. The increase in personnel-related expenses resulted from increased stock compensation expenses, increased salaries and a growth in headcount in our general and administrative functions. The decrease in professional and consulting fees resulted from the prior-year effect related to our IPO closing in April 2019 partially offset by an increase in costs associated with ongoing business activities and costs to operate as a public company. The increase in other general and administrative expenses was primarily driven by higher costs for directors and officers’ insurance.

Grant Income

In the three months ended September 30, 2020 we recorded grant income of $2.0 million, compared to $1.3 million in the three months ended September 30, 2019 from grants, research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $0.7 million was primarily due to higher income from Austrian research and development incentives, which was partially offset by the expiry of two grants from the Austrian Research Promotion Agency, or FFG.

In the nine months ended September 30, 2020, we recorded grant income of $5.1 million, compared to $4.0 million in the nine months ended September 30, 2019. The increase of $1.1 million was primarily due to higher income from Austrian research and development incentives, which was partially offset by the expiry of two grants from the FFG.

Interest Income and Expense

Interest income was below $0.1 million and approximately $0.4 million for the three and nine months ended September 30, 2020, respectively, compared to interest income of $0.6 million and $1.1 million for the three and nine months ended September 30, 2019, respectively. The decrease in the three and nine month ended September 30, 2020 was due to the drop in interest rates in the United States and decreasing cash and cash equivalent balances as cash was used in the Company’s operations. Interest income represents interest from cash and cash equivalents held in US dollars resulting from the proceeds from the issuance of Series D Preferred Stock, our IPO, and payments received under our Collaboration Agreement with Gilead. During the three and nine months ended September 30, 2020 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition smaller amounts were held in euros at our Austrian subsidiary that produced no material interest income due the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.2 million for both the three months ended September 30, 2020 and 2019 and $0.6 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

In April 2020, we applied for support under the Corona Short-term Work Program in Austria to mitigate the financial impact of the COVID 19 pandemic. In the nine months ended September 30, 2020, we recognized $0.2 million in other operating income from non-refundable subsidies under this support program. We used the Short-term Work Program from April 1, 2020 to June 30, 2020. Therefore, no other operating income from non-refundable subsidies under this support program was recognized in the three months ended September 30, 2020.

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

We have raised gross proceeds of approximately $142.5 million from the issuance of our convertible preferred stock and $21.0 million from non-refundable upfront and milestone payments pursuant to the Collaboration Agreement with Gilead. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. As of September 30, 2020, the principal amount outstanding under loans from government agencies was $6.3 million and we had cash, cash equivalents and restricted cash of $82.3 million.

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

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of September 30, 2020, the unamortized debt discount related to FFG Loans was $2.1 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of September 30, 2020, we had an accumulated deficit of $134.6 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	pursue the clinical and preclinical development of our current and future product candidates;
●	leverage our technologies to advance product candidates into preclinical and clinical development;
●	seek regulatory approvals for product candidates that successfully complete clinical trials, if any;
●	attract, hire and retain additional clinical, quality control and scientific personnel;
●	establish our manufacturing capabilities through third parties or by ourselves and scale-up manufacturing to provide adequate supply for clinical trials and commercialization;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	expand and protect our intellectual property portfolio;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly;
●	acquire or in-license other product candidates and technologies; and
●	incur additional legal, accounting and other expenses in operating our business, including costs associated with operating as a public company.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our non-replicating (VaxWave) and replicating (TheraT) technologies and our product candidates derived from these technologies. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may choose to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate uses. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current or future product candidates.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(28,038)	$(32,938)
Net cash used in investing activities	(1,866)	(953)
Net cash provided by (used in) financing activities	(1,656)	110,634
Net increase (decrease) in cash and cash equivalents	(31,560)	76,743

Cash Used in Operating Activities

During the nine months ended September 30, 2020, cash used in operating activities was $28.0 million, which consisted of a net loss of $31.6 million, adjusted by non-cash charges of $9.4 million and cash used due to changes in our operating assets and liabilities of $5.8 million. The non-cash charges consisted primarily of stock-based compensation of $6.4 million, depreciation and amortization expense of $1.5 million and operating lease expenses of $1.5 million. The change in our operating assets and liabilities was primarily due an increase in prepaid expenses and other current assets of $6.6 million, a decrease in operating lease liabilities of $1.4 million, an increase in accounts receivable of $1.2 million, an increase in other assets of $0.1 million and a decrease in other non-current liabilities of $0.1 million, partially offset by an increase in accounts payable of $2.0 million, an increase of accrued expenses and other current liabilities of $1.4 million and an an increase in deferred revenues of $0.2 million.

During the nine months ended September 30, 2019, cash used in operating activities was $32.9 million, which consisted of a net loss of $32.8 million, adjusted by non-cash charges of $5.7 million and cash used due to changes in our operating assets and liabilities of $5.8 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.1 million, operating lease expenses of $1.1 million and stock-based compensation of $3.5 million. The change in our operating assets and liabilities was primarily due to an increase of $4.4 million in prepaid expenses and other current assets, a decrease in deferred revenues of $3.4 million, a decrease in operating lease liabilities of $2.0 million and a decrease in other non-current liabilities of $0.1 million, partially offset by a decrease in accounts receivable of $1.5 million, a decrease in other non-current assets of $0.6 million, an increase in accounts payable of $1.6 million, and an increase in accrued expenses and current liabilities of $0.4 million.

Cash Used in Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities was $1.9 million and resulted from capital expenditures in connection with an expansion of our laboratory and office space and purchase of property and equipment.

During the nine months ended September 30, 2019, cash used in investing activities was $1.0 million and resulted from capital expenditures in connection with an expansion of our laboratory and office space and purchase of property and equipment.

Cash Used in or Provided by Financing Activities

During the nine months ended September 30, 2020, cash used for financing activities was $1.7 million and resulted primarily from the repayment of a loan and payments associated with our shelf registration statement and our ATM-facility.

During the nine months ended September 30, 2019, cash provided by financing activities was $110.6 million, which consisted of net proceeds of $37.3 million from the issuance of shares of our Series D convertible preferred stock in February 2019, and net proceeds of $74.7 million from our IPO closing in April 2019, partially offset by an upfront payment for embedded finance lease assets.

Off-Balance Sheet Arrangements

We did not have during the periods presented and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020 (in thousands):

	Payments Due by Calendar Year
		Less Than	1 - 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years
Lease commitments	$6,738	$2,060	$4,066	$612	$—
CMO commitments	8,981	7,756	1,225	—	—
Debt obligations	6,292	—	5,049	1,243	—

Total	$22,011	$9,816	$10,340	$1,855	$—

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

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition

and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 19, 2020.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of September 30, 2020 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $82.3 million as of September 30, 2020, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 4.      Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) indentified that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 19, 2020 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 13, 2020.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by us during the nine months ended September 30, 2020.

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

HOOKIPA Pharma Inc.

Date: November 12, 2020	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial Officer)