Form 10-K
period 2020-12-31
HOOKIPA Pharma Inc.
filed 2021-03-18
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38869

HOOKIPA PHARMA INC.

(Exact name of registrant as specified in its charter)

Delaware	81-5395687
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue, 72nd Floor, Suite 7240 New York, New York	10118
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: +43 1 890 63 60

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	HOOK	The Nasdaq Global Select Market

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2020 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $207.2 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 7, 2021 was 25,969,612 and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Business” in Part I Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological Licensing Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	the potential benefits of and our ability to maintain our collaboration with Gilead Sciences, Inc., and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our non-replicating and replicating technologies and the product candidates based on these technologies, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	regulatory developments in the United States and foreign countries;
●	the effects of the ongoing coronavirus pandemic on business and operations;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

●	the accuracy of our estimates of our annual total addressable market, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

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

Note Regarding Trademarks

This 10-K report includes trademarks and trade names that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this 10-K report appear without the ® symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, trade names and service marks appearing in 10-K report are the property of their respective owners.

Unless otherwise indicated or the context otherwise requires, all references in this 10-K report to “HOOKIPA Pharma,” “HOOKIPA,” the “Company,” “we,” “our,” “ours,” “us” or similar terms refer to HOOKIPA Pharma Inc. and our consolidated subsidiaries.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risk factors include, but are not limited to the following:

●	We are a clinical-stage biopharmaceutical company with no approved products and a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

●	We will require substantial additional financing and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.
●	If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the FDA, the EMA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.
●	Our product candidates may cause serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential or result in significant negative consequence.
●	We are fully dependent on our collaboration with Gilead for the development of our HIV and HBV programs and may depend on Gilead or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.
●	Our rights to develop and commercialize our product candidates are subject, in part, to the terms and conditions of licenses granted to us by others, and, if we fail to comply with our obligations under these arrangements or resolve related disputes, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.
●	If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.
●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

PART I

Item 1.  Business

Overview

We are a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics based on our proprietary arenavirus platform that is designed to target and amplify a T cell and immune response to disease. Our replicating and non-replicating technologies are engineered to induce robust and durable antigen-specific CD8+ T cell responses and pathogen-neutralizing antibodies. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by inducing CD8+ T cell response levels previously not achieved by other immunotherapy approaches.

We are building a proprietary immuno-oncology pipeline by targeting oncoviral cancer antigens, self-antigens and next-generation antigens. Our lead replicating arenavirus oncology product candidates, HB-201 and HB-202, are in development for the treatment of Human Papillomavirus 16-positive (HPV 16+) cancers in a Phase 1/2 clinical trial. Our non-replicating prophylactic Cytomegalovirus (CMV) vaccine candidate, HB-101, is a potential first-in-class compound in a Phase 2 clinical trial for patients awaiting kidney transplantation.

Our differentiated platform is based on engineered arenaviruses that are designed to activate the natural immune defense mechanism to trigger potent and target-specific T cell and B cell immunity. Arenaviruses have been used for decades as a preclinical tool to study CD8+ T cell responses. Our cofounder, Rolf Zinkernagel, was awarded a Nobel Prize in Physiology or Medicine for his arenavirus-based work on how CD8+ T cells recognize virus-infected cells. We believe that arenaviruses have several key advantages which give them the characteristics of an optimal immunotherapy, including:

●	ability to induce a robust CD8+ T cell response by directly targeting and activating antigen-presenting cells (APCs), such as dendritic cells, which are the most efficient antigen presenting cells of the body;
●	ability to induce a robust antibody response to disease-specific target antigens;
●	are not neutralized by vector-specific antibodies, thereby allowing for repeat administration that can boost immune response;
●	do not require an adjuvant to stimulate the immune system; and
●	have been observed to be well tolerated in our preclinical studies and clinical trials.

We believe we are the first to reengineer arenaviruses for therapeutic purposes. Our systemic and reproduceable approach features two technologies capable of delivering disease-specific antigens for the prevention and treatment of disease. Our non-replicating technology is designed to induce a strong immune response for prophylactic and therapeutic use against infectious disease. Our replicating technology is engineered to produce an even more powerful immune response, which we are currently exploring in oncology indications. In preclinical studies, our replicating technology was able to reprogram the immune system such that more than half of the body’s CD8+ T cells focused on a specific cancer self-antigen target without observed serious adverse events. We have designed our platform to be modular in nature in order to allow substitution of antigens to target a broad range of infectious diseases and cancers. We have a robust intellectual property portfolio for our suite of arenaviruses with exclusive rights in issued patents and patent applications related to our non-replicating technology and exclusive and joint rights in issued patents and patent applications for our replicating technology. We believe the breadth and depth of our intellectual property portfolio is a strategic asset that has the potential to provide us with a significant competitive advantage.

We believe that our arenavirus platform approach gives us a unique and powerful way to tap into the biology of the immune system and reprogram it by instructing APCs, such as dendritic cells, to express antigens that direct the immune system to the desired targets. Our product candidates are designed to deliver full length proteins to activate T cells and B cells to produce a robust immune response through natural means, avoiding the use of artificial ex vivo constructs such as CART cells and related approaches that bypass the immune system’s normal control mechanisms. Although these latter approaches have shown clinical efficacy, they have the potential to cause life threatening side effects, including cytokine release syndrome. In addition, we believe that our immunotherapy approach is simpler, more straightforward and cost effective to manufacture and administer than CAR-T cells or other patient derived cellular approaches.

Our oncology portfolio includes two product candidates, HB-201 and HB-202, which both use our replicating technology, for the treatment of advanced cancers caused by Human Papillomavirus type 16, or HPV16+. HPV is estimated to cause about 5% of the worldwide burden of cancer. This includes approximately 99% of cases in cervical, up to 60% of head and neck, 70% of vaginal and 88% of anal cancers. Prevalence and recent studies have shown that approximately 70% of cancers of the tonsil and tongue base and the majority of cervical and anal cancers may be linked to HPV. Tumors caused by HPV are referred to as HPV-positive tumors (HPV+), and can be characterized by their expression of proteins from the HPV genome, particularly the viral E6 and E7 proteins. These two proteins are expressed in tumors but are absent in normal cells, which makes them ideal target candidates for immunotherapy; however, to date, there are no therapeutically approved agents directed against these targets.

HB-201 uses our replicating viral vector technology to target E6 and E7 proteins on HPV16+ cancer cells. In preclinical studies, HB-201 as a monotherapy was observed to suppress tumor growth and eliminated up to 40% of HPV+ tumors. HB-201 generated a strong and durable T cell response with successfully treated animals demonstrating resistance to a tumor rechallenge. Based on these preliminary results, we believe that treating patients with HB-201 has the potential to both control metastatic disease and prevent relapse. HPV16+ cancers include cancers of the head, neck, anus, vagina, cervix and penis. Based on a market research study we commissioned from an independent third party, we believe that in developed countries, approximately 70,000 patients annually are newly diagnosed with HPV16+ head and neck cancer. Each year, approximately 30,000 of these patients present with metastatic disease and an additional 10,000 patients progress to the recurrent and metastatic stages of the disease. We initiated a Phase 1/2 clinical trial for HB-201 in December 2019 to assess its safety and efficacy, both as a monotherapy and in combination with an approved checkpoint inhibitor. In December 2020, interim Phase 1 data on HB-201 for the treatment of advanced HPV16+ cancers showed promising anti-tumor activity and favorable tolerability as a monotherapy. Data demonstrated responses and stable disease in head and neck cancer patients who failed prior standard of care therapy, platinum therapy, PD(L)1 inhibitor, or both. By targeting an HPV16 specific tumor antigen, HB-201 has the potential to be a tumor-agnostic therapy for all HPV16+ cancers. These early-stage data establish proof of concept for HOOKIPA’s replicating single-vector immunotherapy in cancer. Dose escalation and dose frequency continue to be evaluated in our ongoing Phase 1/2 trial, with the next data read-out anticipated by mid-2021.

In October 2020, we expanded our second planned Phase 1/2 clinical trial to assess the safety and efficacy of the combination of HB-201 and HB-202, as an alternating two-vector therapy in HPV16+ cancers, with or without an approved checkpoint inhibitor. HB-202 is also engineered with our replicating technology. HB-201 and HB-202 are designed to use different arenavirus backbones (Lymphocytic choriomeningitis (LCMV) for HB-201 and Pichinde virus for HB-202), while expressing the same antigen, an E6/E7 protein derived from HPV16+ to target HPV16+ tumors. We believe that our preclinical studies demonstrate that the combination of HB-201 and HB-202 results in a synergistic increase in E7 immunogenicity as compared to either HB-201 or HB-202 alone. Our goal is to establish the safety of this combination approach and its superiority over monotherapy.

Our lead product candidate in infectious diseases, HB-101, is a potential first-in-class vaccine for the prevention of CMV disease. CMV is a type of herpesvirus that infects the majority of people over the course of their lifetime. The U.S. Centers for Disease Control and Prevention estimates that more than half of adults have been infected with CMV by age 40. The majority of CMV infections are not serious, and the virus can lay dormant in the body for years. However, CMV infection poses a considerable risk to infants in utero, as well as immune-compromised individuals, such as solid organ transplant recipients.

In a CMV-negative patient receiving an organ or stem cells from a CMV-positive donor, the spread of the virus through the bloodstream, known as viremia, can cause end-organ damage, such as hepatitis, pneumonitis, gastroenteritis and retinitis, and can result in transplant rejection and patient death. In this high-risk patient group, approximately 80% of kidney transplant recipients develop active CMV infections. CMV progression in the transplant setting varies according to the type of transplant, the immunosuppressive drugs used and the presence of any other comorbidity risk factors. Symptomatic CMV infections develop in patients in between 8% and 32% of kidney transplants, 22% and 29% of liver transplants, 9% and 23% of heart transplants and 50% and 75% of lung transplants. Based on a market research study we commissioned from an independent third party and reviewed by management, we believe that approximately 110,000 patients are added to the solid organ transplant waiting list annually in developed countries, with kidney transplantation representing approximately 60% of cases. Furthermore, more than 20,000 allogeneic cell transplants, in which cell and tissue donors are matched with transplant recipients, are carried out annually worldwide. In this group, the incidence of CMV infection is approximately 30% as a result of the donor being CMV positive. Current therapies to prevent the transmission of CMV during organ transplants utilize antiviral prophylactic and therapeutic strategies. However, these therapies are only partially protective in preventing viral disease while also being hampered by toxicity and resistance.

HB-101 uses our proprietary non-replicating technology and two antigens to stimulate both arms of the adaptive immune system: phosphoprotein 65 (pp65), to induce CMV-specific T cells and glycoprotein B (gB fusion protein) to elicit CMV-neutralizing antibodies. In our Phase 1 clinical trial, reviewed in the April 2020 issue of The Journal of Infectious Diseases, HB-101 was well-tolerated and elicited strong CMV-specific immune responses in all 42 of the treatment arm volunteers. Importantly, we observed robust CD8+ and CD4+ T cell responses, as well as CMV-neutralizing antibody responses, without meaningful vector-neutralizing antibody responses. These responses increased in a statistically significant manner upon repeat administration. We believe these results demonstrate the differentiating features of our arenavirus platform.

We reported preliminary interim safety and immunogenicity data for HB-101 from evaluable patients in June 2020, and additional interim safety and immunogenicity data, and preliminary efficacy data, in evaluable patients in November 2020. The interim Phase 2 data were released for patients who received a two- or three-doses of HB-101 prior to a kidney organ transplantation. These interim results showed a reduction in CMV viremia, reduction in antiviral use, and no CMV disease in these CMV-negative kidney transplant recipients as compared to placebo. Strong CMV-neutralizing antibody responses and a favorable tolerability profile were also observed. We expect to conclude enrollment of this trial in mid 2021 and to report additional safety, immunogenicity, and efficacy data from evaluable patients in the second half of 2021.

To expand our infectious disease portfolio, we entered into a collaboration and licensing agreement (Collaboration Agreement) with Gilead Sciences, Inc. (Gilead) in June 2018, to research arenavirus functional cures for HIV and chronic Hepatitis B infections. We received a onetime upfront payment of $10.0 million upon entering into the Collaboration Agreement. We are also eligible to receive milestone payments based upon the achievement of specified development, regulatory, and commercial milestones potentially amounting to approximately $400 million, as well as tiered royalties ranging from high single digit to mid-teens percentage on net sales. Based on preclinical data generated to date, Gilead committed to preparations to advance the Hepatitis B virus and HIV vectors toward development in December 2019. Both programs are advancing to the clinic and Gilead is reserving manufacturing capacity and expanded resources to support future clinical trials. In December 2020, we entered into a Clinical Supply Agreement with Gilead whereby we will provide Gilead with drug product for use in proof-of-concept clinical trials associated with the licensed products designated under the Collaboration Agreement. Since entering into the Collaboration Agreement, we have received from Gilead the non-refundable upfront payment of $10.0 million and $12.2 million in milestone payments for the achievement of pre-clinical research milestones. In addition, we have recognized $19.3 million of cost reimbursements for research and development services performed under the Collaboration Agreement.

We are led by a team of highly experienced executives, clinicians, and scientists with focused and translational expertise in oncology, immunology, vaccinology, clinical development, and commercialization. Our Chief Executive Officer, Joern Aldag, was previously the Chief Executive Officer of uniQure, a company that under his leadership pioneered the approval of the first gene therapy product. Igor Matushansky, M.D., Ph.D., our Chief Medical Officer and Global Head of Research and Development was previously Global Head of Translational Development for Oncology at Daiichi Sankyo. The fundamental discoveries underlying our arenavirus platform originated with our co-founders, Nobel laureate Rolf Zinkernagel, M.D., and Daniel Pinschewer, M.D., an internationally recognized arenavirus expert who serves as Scientific Advisor to our Chief Executive Officer.

Our Pipeline

We are leveraging our modular arenavirus platform to develop the following product candidates for multiple cancers and infectious diseases:

We are also pursuing the development “off-the-shelf” cancer therapies by identifying the next generation cancer-testis antigens, which are tumor-associated antigens that are generally not expressed in normal issue.

Background

Immune System Function: Antigen Presentation by Dendritic and Other Antigen Presenting Cells

The immune system is designed to protect the human body from infections and cancers. Infections can be generally defined as the proliferation of foreign microorganisms such as bacteria, viruses, and parasites in a patient’s body resulting in clinical manifestations of disease. Cancer can be generally defined as the uncontrolled proliferation of native cells resulting in disease. In both cases, the immune system recognizes and destroys microorganisms, infected cells and cancers by targeting specific proteins, or antigens, as well as their immunogenic sub-parts, which are referred to as epitopes.

The innate immune system is the body’s first line of defense and enables a rapid, short-lived and non-specific response. In contrast, the adaptive immune system utilizes highly specialized immune cells called lymphocytes that have been selected to recognize specific foreign antigens. Although it takes longer to mobilize, the adaptive immune system is capable of providing long-term, more effective immunity against specific pathogens by being able to recall prior antigen exposure and mounting a very powerful and specific response.

In order for the adaptive immune system to function effectively, the innate immune system must first present disease specific antigens to a subset of lymphocytes called T cells in order to “instruct” the T cells as to which antigen they must recognize. The T cell population consists of CD8+ T cells, those that kill virus infected and cancer cells by releasing cytotoxic proteins, and CD4+ T cells that help or stimulate additional parts of the immune system such as B cells that produce antibodies. Antigen presentation to T cells is mediated by APCs, such as dendritic cells.

Immunotherapy and Current Limitations

The clinical application of immunotherapy in the context of managing infectious diseases and cancers is distinctly different. The approach taken for infectious diseases is commonly that of “vaccination”, whereby the aim is to prevent onset of disease by administering a derivative of the disease causing agent to a healthy individual. In contrast, for cancer, the approach is typically one of therapeutic intervention in patients with active disease.

Infectious disease and cancer immunotherapies represent areas of medicine with high potential for prophylactic and therapeutic benefit and have generated significant interest and investment from leading biopharmaceutical companies. Data from ongoing industry and academic research have demonstrated the potential clinical benefit for patients in a range of infectious disease and cancer settings and several immunotherapy products have been approved by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA), and other foreign regulatory agencies. However, despite ongoing development efforts and successes, we believe that the current immunotherapies are limited by several factors, including:

Lack of Robust CD8+ T Cell Response. APCs, like Dendritic cells, are the most efficient antigen presenting cells of the body and the natural mechanism by which to induce a robust CD8+ T cell response to fight the disease. However, we do not believe there are any existing immunotherapies that have the ability to independently and directly deliver full length proteins to target and activate dendritic cells to present antigens directly to CD8+ T cells. This limitation prevents them from inducing a robust and durable CD8+ T cell response.

Presence of Virus Neutralizing Antibodies and Pre-Existing Immunity. Nearly all viral vectors used to deliver antigens elicit neutralizing antibodies against both the desired target and the vectors themselves. In some cases, these circulating antibodies can be present before treatment is commenced owing to prior virus exposure. The presence of pre-existing vector neutralizing antibodies can reduce or eliminate the viral vector’s ability to elicit CD8+ T cell and antibody responses to the desired antigen. For example, a significant proportion of the global population carries adenovirus 5 neutralizing antibodies from natural infection which can affect vector immunogenicity. Even in the absence of pre-existing immunity, if virus neutralizing antibodies are induced in response to immunization, such as is the case with recombinant adenovirus or poxvirus based vaccines, repeat doses administered to the patient may also be rendered ineffective or impractical.

Safety and Toxicity Concerns. Some immunotherapies, such as engineered T cells (CAR-T and TCR-T), use artificial constructs that bypass normal control mechanisms of the immune system. As a result these approaches have the risk of causing life-threatening immune reactions, including cytokine release syndrome, and can have various other toxicity concerns.

Clinical Application. Two common limiting factors of many immunotherapies are the inability to deliver full length proteins directly to antigen presenting cells and the inability to be administered systemically. The former limitation restricts these therapies to being patient-specific as they can only deliver smaller proteins such as neoantigens and it furthermore prevents an “off-the-shelf” approach. The latter restricts their application only to tumors that are amenable to intratumoral administration, as is the case for oncolytic viruses.

Handling and Manufacturing. Ex vivo approaches, such as CAR-T, require CD8+ T lymphocytes to be isolated from cancer patients, manipulated, substantially expanded and delivered back into the patient. This represents a costly, time-consuming and substantially more complex approach.

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

Our Technology Platform

Our proprietary platform is based on engineering arenaviruses to carry and deliver virus specific or tumor specific genes to APCs, such as dendritic cells, which are natural activators of CD8+ T cells. Arenaviruses have been used for decades to stimulate potent CD8+ T cells responses in preclinical research. Our co-founder, Rolf Zinkernagel, was awarded a Nobel Prize in Physiology or Medicine for his arenavirus-based work on how CD8+ T cells recognize virus-infected cells.

Arenaviruses have several important advantages, which we believe represent the optimal characteristics for an antigen-specific immunotherapy. Specifically, they:

●	have the ability to induce a robust CD8+ T cell response by directly targeting and activating APCs, such as dendritic cells, which are the most efficient antigen-presenting cells of the body;
●	have the ability to induce a robust antibody response to disease specific target antigens;
●	are not neutralized by vector-specific antibodies, thereby allowing for repeat administration that can further boost immune response;
●	do not require an adjuvant to stimulate the immune system; and
●	have been observed to be well tolerated in preclinical studies and clinical trials.

The arenavirus family is comprised of over 30 currently known species, many of which we believe have potential prophylactic and therapeutic applications. We believe we are the first to reengineer arenaviruses for the prevention and treatment of disease. We have created two types of viral technologies capable of delivering disease-specific antigens: a replication-defective vector, and a replication competent but attenuated vector.

Our non-replicating and replicating technologies utilize both LCMV and PICV two of over 30 species of arenaviruses, as a backbone of the product candidates we are developing. LCMV is principally carried and secreted by wild mice, with human infection being secondary to such exposure and uncommon. Approximately 2% to 5% of individuals in industrialized countries have circulating antibodies against LCMV, which indicates prior exposure in these individuals. Individuals infected with LCMV typically remain asymptomatic or may present with a non-specific and self-resolving flu-like illness. PICV is principally carried and secreted by Colombian rice rats (oryzomys albigularis) and is a nonpathogenic virus that does not cause disease in humans.

Non-Replicating Technology Overview

Our proprietary non-replicating technology disables arenavirus replication by substituting one of its four structural genes with the gene for a desired antigen. The modified, replication-defective arenavirus is able to directly infect individual APCs, such as dendritic cells and deliver proteins that serve as antigens to activate the immune system, but is not able to replicate and infect additional cells in the body.

Advantages of Non-Replicating Technology

Based on the preclinical and clinical data that we have generated to date, we believe our non-replicating technology supports the benefits of our arenavirus platform approach. Specifically, in preclinical studies and clinical trials this technology has demonstrated that it is well tolerated and has the following additional benefits:

Robust CD8+ T Cell Response as Well as Pathogen Neutralization Response. Our non-replicating technology is designed to induce a robust CD8+ T cell and pathogen neutralizing response to fight disease. We believe our technology results in a prophylactic and immuno-therapeutic and prophylactic approach with potential for greater potency than existing prophylactic treatments.

Immunological Memory and Protection Against Challenge. Our non-replicating technology has shown the ability to trigger a robust and long term CD8+ T cell response of at least 12 months in humans. Furthermore, in various animal models non-replicating vector immunization resulted in protection against infectious challenge.

Lack of Vector specific Neutralizing Antibodies. Our non-replicating technology does not generate clinically meaningful vector specific neutralizing antibodies, allowing for repeat administration which can further boost the immune response as demonstrated in animals and humans.

Replicating Overview

Our proprietary replicating technology was designed to provide the beneficial properties of our non-replicating technology but to induce an even more robust immune response. Unlike naturally occurring arenaviruses which have two genomic segments, our replicating constructs were engineered to have three segments in order to allow for the introduction of genomic space in which to insert additional target antigens of choice. As a result of the larger genome the virus’ ability to replicate is reduced (attenuated).

Advantages of our Replicating Technology

Based on our preclinical data, we believe our replicating technology shows all of the benefits of the non-replicating technology and the following additional benefits:

Quantitatively: Even More Robust CD8+ T Cell Response. In animal studies, our replicating technology has shown to induce a CD8+ T cell response that directs more than 50% of a body’s T cells, which is approximately ten times greater than the response induced by our non-replicating technology, to focus on a single target of choice. We believe our technology results in an immunotherapeutic approach with potential for greater potency than existing therapeutic treatments.

Qualitatively: Immunological Memory and Protection Against Challenge. Our replicating technology has shown the ability to trigger a long term CD8+ T cell response. Furthermore, in various animal models replicating immunization resulted in complete tumor remission after a single treatment and protection against a cancer re-challenge months after primary treatment.

The additional benefits noted above are attributable to our technology’s ability to replicate. This allows it to infect not only APCs, such as dendritic cells, but also lymphoid stromal cells, which are immune support cells found in lymph nodes and the spleen. Infection of lymphoid stromal cells results in the release of a signaling protein which further drives the proliferation and differentiation of CD8+ T cells. This mechanism has the potential to generate ten-fold more antigen specific CD8+ T cells as compared to viral delivery systems that are unable to trigger this pathway. Furthermore, we believe our replicating technologies may also be synergistic with other approved immuno-oncology agents and currently are conducting a clinical trial of our replicating technology in combination with checkpoint inhibitors.

To demonstrate the superior properties of our approach, we performed a head to head comparison in mice of our replicating LCMV and PICV E7 constructs versus modified vaccinia virus Ankara (MVA), and adenovirus 5 (Adeno5), each expressing E7 antigens for their ability to induce E7 specific CD8+ T cells. As shown below, our replicating constructs were superior to MVA and Adeno5, despite being dosed at concentrations 1,000 times lower than the latter two vectors. Furthermore, sequential dosing of replicating PICV vector followed by administration of replicating (LCMV) vector resulted in over 50% of CD8+ T cells being targeted against E7.

In additional preclinical models, including a mouse melanoma model and a cancer testis self-antigen cancer model, we again demonstrated the ability of sequential administration of replicating PICV and LCMV constructs to direct up to 50% of a body’s T cells to focus on a single target of choice.

Non-Replicating Preclinical Data

We believe our preclinical data support the development of our non-replicating technology for prophylactic and therapeutic uses for infectious disease.

HIV Model

A third-party preclinical study was conducted in a monkey model of HIV infection using simian immunodeficiency virus (SIV). Ten monkeys were treated with an adenoviral vector carrying the SIV Env protein. The expression of the SIV Env protein is meant to prime the animal’s immune system to detect and attack SIV. From earlier work, this initial adenoviral-prophylactic immunization on its own was shown not to prevent SIV infection. Monkeys were then boosted eight weeks later with our non-replicating LCMV vector encoding SIV Env. The ten monkeys were also treated with vectors encoding no relevant genes, identified as the null group below. Starting at week six, both groups were challenged with weekly SIV injections for 12 weeks. The dosing regimen of the study is shown in Figure 1 below. As depicted in the Figure 2 below, the non-replicating (LCMV)-Env vaccination resulted in over 70% of monkeys being SIV free at the end of the study, as compared to less than 20% in the null group.

Week 0
Week 8
Week 14
Vaccine Group:
Adeno-Env
VaxWave-Env
Null Group:
Adeno
VaxWave
Intra rectal weekly challenge

Figure 1

SIV Uninfected (%)
100
90
80
70
60
50
40
30
20
10
0
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17
Vaccine
Null
*p=0.01
12 SIV E660 Weekly Challenges
Weeks post Challenge

Figure 2

Figure: Flatz, L. et al. Gene-based vaccination with a mismatched envelope protects against simian immunodeficiency virus infection in nonhuman primates; https://pubmed.ncbi.nlm.nih.gov/22593152/

*

A p-value of 0.05 or less represents statistical significance, meaning that there is a less than 1-in-20 likelihood that the observed results occurred by chance. A p-value of 0.01 or less means that there is a less than 1-in-100 likelihood that the observed results occurred by chance.

Hepatitis B Virus Model

In addition to the HIV model, we explored the ability of our non-replicating vectors to induce immune responses against hepatitis B core, HBc, and hepatitis B surface, HBs, antigens. In our study, we observed that a non-replicating (LCMV) vector expressing both HBc and HBs was able to generate significant CD8+ T cell responses against both proteins. These data indicate that a single dose of a non-replicating LCMV vector expressing Hepatitis B Virus antigens elicits robust cellular immunity against both encoded proteins delivered in a single vector. We believe that non-replicating vector based immunotherapy may form an important cornerstone of a potential cure for the estimated 350 million people worldwide who are persistently infected with Hepatitis B Virus.

We believe that the combination of our HIV and Hepatitis B Virus preclinical and subsequent non-replicating vector clinical data facilitated our Gilead collaboration.

Replicating vector Preclinical Data

We have conducted several preclinical studies assessing the efficacy of our replicating technology, for both LCMV and PICV constructs, carrying the HPV specific E7/E6 fusion protein through intravenous (IV) and intratumoral (IT) administration. Mice treated with the replicating vectors showed no evidence of toxicity. In a mouse model of HPV-induced cancer (TC1), we observed that a single intravenous administration of replicating (LCMV) significantly suppressed and delayed tumor growth while a single IT administration of replicating (LCMV) eliminated the tumor in approximately half of the mice (top left panel). IV administration of replicating (PICV) eliminated the tumor in approximately half of the mice, by the same definition, while IT administration of replicating (PICV) significantly suppressed and delayed tumor growth (bottom left panel). These mice had complete remission without recurrence for at least six months, which represents over 25% of a mouse’s lifetime (right panel). In contrast, replicating vectors carrying non-tumor specific antigens, such as GFP, demonstrated no anti-tumor activity. In these studies, we also observed resistance to a tumor re-challenge after six months (right panel).

We have also performed “tracking” experiments wherein we observed that while our intravenous replicating vectors travel to APCs, such as dendritic cells, the reprogrammed antigen CD8+ T cells travel to tumors. We illustrated this in an EG7-OVA model, which analyzed subcutaneous tumors for the presence of antigen specific CD8+T cells. In mice injected with a replicating vector, histopathology showed clear evidence of strong CD8+ T cell infiltration, as shown by the brown staining in the pictures below.

We observed similar results in a more aggressive B16F10 melanoma mouse model. In this experiment B16F10 malignant cells were introduced into the tail vein of mice, resulting in lung metastases within three weeks. Ten days after the introduction of B16F10, a replicating vector expressing Trp2, a melanoma antigen, was introduced intravenously leading to a significant delay in disease progression. Similarly, in subcutaneously growing B16F10 tumors treated intravenously, histopathology showed clear evidence of strong CD8+ T cell infiltration.

When we combined the above two experiments, by initially introducing B16F10 malignant cells subcutaneously, and then intravenously, we achieved both a localized subcutaneous tumor and metastatic lung lesions. Subsequent administration of our intratumoral replicating vector demonstrated both a localized response, through subcutaneous tumor shrinkage, and systemic response, through clearance of lung metastases. The long term survivor mice were then re-challenged with B16F10 several months after remission with no observed subsequent tumor regrowth.

Advantages of sequential administration of replicating (PICV) and replicating (LCMV)

We have observed increased anti-tumor activity and survival of animals that received sequential administration of replicating (PICV) and replicating (LCMV) in a preclinical mastocytoma model. In this model, tumor cells expressed a cancer-testis self-antigen known as P1A. In the absence of treatment, tumors grew rapidly and most of the mice died by day 25. When given a first dose with a replicating (LCMV) P1A vector, followed by a second dose with the same vector, there was a delay in tumor growth of approximately ten days and an increase in survival rates, with some mice surviving to almost 100 days (left panel below). In contrast, mice that were treated first with replicating (PICV) P1A followed by a second dose with a different arenavirus, replicating (LCMV) P1A, had an average tumor growth delay of approximately 25 days and in 18% of the mice the tumors were eliminated and they survived beyond the 160 days of the study. Furthermore, and as seen in our other studies, mice with eliminated tumors demonstrated resistance to a tumor re-challenge (right panel below).

Figure: Bonilla, W. et al. Heterologous arenavirus vector prime-boost overrules self-tolerance for efficient tumor-specific CD8 T cell attack. journal.ppat. 100209. Cell Reports Medicine

Our Product Candidates

HB-200 Program for the Treatment of HPV16+ Cancers

We are currently developing two immunotherapeutics targeting HPV16+ cancers.

HB-201 is a replicating (LCMV)-based product candidate expressing the E6/E7 fusion protein specific to HPV16+ cells and being developed for the treatment of HPV16+ cancers, including head and neck squamous cell carcinoma (HNSCC) cervical and anal cancer. HB-201 is being evaluated as both monotherapy and in combination with a checkpoint inhibitor.

HB-202 is a replicating (PICV)-based product candidate expressing the E6/E7 fusion protein and also being developed for the treatment of HPV16+ cancers, including HNSCC, cervical and anal cancer. HB-202 will be evaluated in combination with HB-201, both with and without a checkpoint inhibitor. Our preclinical data support the concept that the combination of two different replicating constructs based on different arenaviruses, but carrying the same tumor antigen, results in an exponentially more robust immune response with potential improvements in anti-tumor activity.

We initiated a Phase 1/2 clinical trial for HB-201 in patients with treatment-refractory HPV16+ cancers in December 2019; in October, 2020 we dosed our first patient with HB-202.

HPV-Positive Cancers

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

While the rates of HNSCC from causes such as smoking and alcohol are decreasing, the rates of HPV16+ HNSCC are increasing. HNSCC is the sixth most common form of cancer. Each year, HNSCC is diagnosed in more than 600,000 people worldwide, with 65,000 new cases and more than 14,500 deaths occurring in the United States alone. HNSCC includes tumors of the oral cavity, oropharynx, larynx and hypopharynx. The current standard of care for HNSCC is the same regardless of HPV status. Treatment typically involves immunotherapy, chemotherapy, radiation and surgery, the precise regimen varying based on the Stage of cancer and responses to prior therapies. These treatments are associated with acute and long-term effects including mucositis, swallowing dysfunction, dry mouth, and dental problems. The overall survival time for patients with advanced metastatic HNSCC progressing on platinum and checkpoint based therapies is less than six months. While there is no T cell therapy approved for HNSCC, retrospective analyses have shown that patients’ outcomes are improved for those with high levels of CD8+ T cells in tumors as compared to patients with low levels. In many cases, the survival rate of patients with higher levels is more than double that of patients with lower levels of CD8+ T cells.

We believe that evaluating the potential of our product candidates for the treatment of HPV16+ HNSCC as monotherapy is a rational clinical development strategy as there is precedent data supporting the efficacy of immunotherapy in this patient population. Proof of concept in either HPV16+ HNSCC or HPV16+ non-HNSCC could support the potential of our product candidates to be effective for all HPV16+ cancers, regardless of the cancer’s tissue of origin.

Our Solution HB-200 Programs: HB-201 and HB-202

Both HB-201 (LCMV) and HB-202 (PICV) are replicating-based product candidates expressing a non-oncogenic but highly antigenic E6/E7 fusion protein from HPV16. In animal models, HB-201 was observed to be highly immunogenic, resulting in a robust CD8+ T cell response. Based on the levels of antigen-specific CD8+ T cells induced by HB-201 in preclinical models, notably when compared to therapeutic levels induced by other published approaches including adoptive cell therapies, as observed in separately designed and conducted third-party clinical trials, we believe that HB-201 monotherapy has the potential to provide therapeutic benefit to patients across the broader HPV16+ cancer setting. We have observed strong immunogenicity and robust anti-tumor activity in mouse models for HB-201 alone as well as for the sequential administration of HB-201 and HB-202.

Relevance of E6 and E7 as Tumor Antigens

Integration of HPV viral sequences into the genome of a cell can result in the introduction of E6 and E7 oncoproteins. They are present in cells that become cancerous and play a critical role in interfering with cellular processes and interrupting normal tumor suppressor functions.

Profiling of immune cells isolated from patients with HPV16+ tumors has identified E6- and E7-specific T cells, indicating that the E6 and E7 proteins are immunogenic, meaning that they trigger antigen-specific CD8+ T cell responses. Because both E6 and E7 are highly expressed in tumor cells and are absent in normal cells, they are ideal candidates for use as targets of tumor-directed active immunization.

HB-201 Preclinical Results

The ability of HB-201 to suppress tumor growth was tested in a TC1 mouse model of a transplantable HPV16+ E6/E7 expressing tumor. HB-201 was administered either intravenously or intratumorally to animals when tumor volume was approximately 100mm3. In both cases, as depicted in the figures below, single doses of HB-201 led to suppression of tumor growth in a statistically significant manner (p < 0.05) in all treated mice, and intratumoral administrations resulted in an approximately 40% long term survival rate. When these long term survivor mice were re-challenged with the same tumor six months later, no new tumor growth was detected. We believe that these results demonstrate the potential for HB-201 to be active both in treating primary tumors and also controlling metastatic and recurring disease.

Furthermore, we have observed that the dose of HB-201 strongly correlated with both immunogenicity, as depicted in the left side of the figure below, and anti-tumor activity, as depicted in the right side of the figure below. We believe that this indicates that anti-tumor activity is directly linked to immunogenicity. Specifically, low doses of HB-201 containing as few as 100 replication-competent vector, or RCV, particles per dose suppressed tumor growth by more than 50% as compared to untreated tumors. Dosing with the highest three doses of HB-201, ranging from 10,000 to 1,000,000 RCV particles per dose, led to greater suppression of tumor growth. These data suggest that the maximal effective dose was already achieved at the lower of those three doses, or 10,000 RCV particles per dose. All doses of HB-201 were well-tolerated in this model.

Immunogenicity-Dose

HBV specific (% of total)
0
1
2
3
4
5
buffer
low
medium
high

Tumor Control-Dose

Buffer
Low Dose
Medium Dose
High Dose
Tumor Volume [mm3]
0
200
400
600
800
1000
1500
2000
Days post treatment
0
5
10
15
20
25

HB-202 Preclinical Studies

HB-202, like HB-201, is directed against HPV16+ E6/E7 tumors. In a mouse model of HPV16+ E6/E7 tumors, single doses of HB-202 were shown to be similarly effective as single doses of HB-201 when administered both intravenously and intratumorally. Also, as in HB-201, long term survivor mice were uniformly resistant to re-challenge at six months. The results of our preclinical studies of HB-202 are depicted below.

Figure 1&2: Bonilla, W. et al. Heterologous arenavirus vector prime-boost overrules self-tolerance for efficient tumor-specific CD8 T cell attack. journal.ppat. 100209. Cell Reports Medicine

Additionally, we have observed that if HB-202 and HB-201 are administered sequentially, activity levels, which tend to indicate effectiveness, are significantly superior to those observed after repeated administration of either one alone.

HB-200 Clinical Trial

Our oncology product candidates, HB-201 and HB-202, are in Phase 1/2 clinical trials for the treatment of HPV16+ cancers. In December 2019, we initiated and dosed the first patient in an open label, dose escalating Phase 1/2 clinical trial (NCT04180215) to evaluate HB-201 in HPV16+ cancers, alone and in combination with an approved checkpoint inhibitor. For HB-202 the first patient was dosed in October 2020. The trial is designed to evaluate different dose levels of HB-201 as a single-vector therapy, as an alternating two-vector therapy together with HB-202, and in combination with a PD-1 inhibitor. Dosing frequencies of every three weeks and every two weeks are being explored during dose escalation. The design of the trial for the alternating sequence of HB-201 and HB-202 will be the same as that of the trial for HB-201. The primary endpoint of the Phase 1 is a recommended Phase 2 dose based on safety and tolerability. Secondary endpoints include anti-tumor activity as defined by RECIST 1.1 and immunogenicity, safety, and tolerabilty.

In December 2020, we announced positive interim Phase 1 data on HB-201 with our replicating monotherapy for the treatment of HPV16+ cancers. The results are from the initial dose escalation cohorts of the ongoing Phase 1/2 clinical trial evaluating HB-201 as therapy for patients with advanced HPV16+ metastatic cancers.

As of December 4, 2020, 22 patients had been enrolled in the first two cohorts, of which 15 were eligible for evaluation. Among the 15 evaluable patients, 11 patients had relapsed/refractory metastatic HNSCC, all of whom had progressed on prior therapy with a PD1 inhibitor and/or a platinum regimen. As per RECIST1.1, in patients with third-line or later HNSCC, HB-201 demonstrated an unconfirmed response rate of 18% (one unconfirmed complete responder and one unconfirmed partial responder) and a 73% disease control rate (six stable disease patients, in addition to the two unconfirmed responses referenced above).

Median progression-free survival (mPFS) was measured as 72 days and at the December 4, 2020 cut off date, mPFS was ongoing and not yet determined. Although not demonstrated in a head-to-head trial, these HB-201 results, in more heavily treated patients who progressed on a PD1 inhibitor, compare favorably to the benchmark data of a 13% overall response rate and a 60-day mPFS for nivolumab in second line PD1 inhibitor naïve HNSCC patients, based on data published from a third-party registrational study.

Encouraging anti-tumor activity signals were also seen in the more heterogeneous group of all 15 evaluable patients with HPV16+ cancers treated in this trial, comprised of the 11 HNSCC patients summarized above and four other patients with HPV16+ cervical, anal, or vaginal tumors. In these 15 patients, HB-201 demonstrated an unconfirmed response rate of 13%, a disease control rate of 67%, and a median PFS that was also ongoing and measured at 72 days as of the cut-off date. Preliminary data demonstrate that HB-201 has been well tolerated. Treatment-related adverse events were reported by 41% of participants, almost all of which were Grade 1 and 2 and included fatigue, fever, decreased appetite, constipation, nausea, and itching. Only one serious adverse event was deemed related to HB-201, Grade 3 fatigue leading to hospitalization, had been reported as of the cut-off date. The rate of adverse events was consistent regardless of administration route.

The Phase 2 portion of the trial will also investigate the efficacy of HB-201 alone, HB-201/HB-202 in an alternating sequence, and combinations with an approved checkpoint inhibitor. Enrollment for this trial is ongoing and we expect to share additional interim clinical data from the HB- 201/HB-202 alternating two-vector therapy segment in mid-2021.

HB-101, a Prophylactic Vaccine for Cytomegalovirus

HB-101 is a non-replicating technology based product candidate that delivers two clinically validated antigens: pp65, to induce CMV-specific CD8+ T cells, and gB, to elicit CMV-neutralizing antibodies. CMV infections present a serious risk for patients with suppressed immune systems, such as solid organ and stem cell transplant recipients. In our Phase 1 clinical trial, HB-101 was well tolerated and elicited strong and durable CMV-specific immune responses in all 42 volunteers in the treatment arm. Importantly, we observed robust CD8+ and CD4+ T cell responses as well as CMV-neutralizing antibody responses. As anticipated, the LCMV vector did not elicit clinically meaningful vector-neutralizing antibodies, as only one volunteer developed a transient neutralizing antibody response against the vector after three administrations. Furthermore, upon repeat administration, the pp65 CD8+ T cell levels achieved by the non-replicating vector increased in a statistically significant manner. The Phase 1 clinical findings were published in the April 2020 issue of The Journal of Infectious Diseases.

In the fourth quarter of 2018, we commenced a randomized, double-blinded Phase 2 clinical trial for HB-101 in CMV-negative patients awaiting kidney transplantation from living CMV-positive donors. Based on HB-101’s tolerability profile observed in the target patient population, and to gain further insights that will inform Phase 3 trial design, we added a new cohort of CMV-positive recipients awaiting kidney transplantation from CMV-positive or -negative donors to the trial in early 2020. We amended the investigational new drug (IND) application accordingly in January 2020. The goal of our Phase 2 trial is to assess safety, immunogenicity and efficacy of HB-101 in individuals receiving a kidney transplant from a live donor to measure the decrease of post-transplant viremia. We reported interim safety and immunogenicity data from evaluable patients in June 2020. The safety and immunogenicity monitoring period included the period between the first dose and the date of transplantation. In November 2020, we announced position interim safety, immunogenicity and efficacy data from this trials in which we observed a three-dose schedule was able to reduce incidence of CMV viremia, reduce antiviral use and prevent CMV disease.

We expect to conclude enrollment of this trial in mid-2021. From that point, patients will continue to progress through transplantation and a twelve month follow-up period. Given challenges of enrollment during COVID-19, and the clinical drug supply dating, the total number of patients enrolled in the trial may be smaller than originally planned. We expect to report additional interim safety, immunogenicity, and efficacy data in the second half of 2021 and are exploring a path to a Phase 3 CMV vaccine program. We intend to pursue regulatory approval for HB-101 for the prevention of CMV in all solid organ transplants regardless of CMV status of the recipient. In the future, and in the event of successful proof of concept of HB-101 in the Phase 2 clinical trial, we may pursue additional indications such as stem cell transplantation and congenital CMV infection.

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

There are currently two standards of care to deal with CMV during solid organ transplant: prophylactic and preemptive. In prophylactic therapy, patients are given antiviral drugs for several months after transplant. Antivirals can reduce the rate of CMV viremia from approximately 70% to 36% in kidney transplant patients over a 12 month period. Of the 36% that present with viremia, most of these cases emerge once antiviral treatment has been stopped. In preemptive therapy, patients are intensively monitored post-transplant for CMV reactivation using laboratory diagnostics, and short-term antiviral treatment is given only to those with significant viral loads, or CMV viremia, before symptoms and overt CMV disease occur. In preemptive therapy, most infections occur within year following a transplant. However, the antiviral drugs used to treat CMV have the potential to induce significant toxicities, including bone marrow toxicity for ganciclovir, valganciclovir and cidofovir, and renal toxicity for foscarnet and cidofovir. In addition, CMV drug resistance mutations arise during this antiviral therapy. Despite the use of prophylactic and preemptive therapy using small molecule antivirals, many transplant patients develop serious symptomatic complications from CMV, highlighting the need for new treatments.

Cytomegalovirus in Kidney Transplant Patients

In 2018, approximately 92,000 of the approximately 141,000 solid organ transplants performed worldwide were kidney transplants, an increase of 8.2% compared to 2015. Approximately 80% of high risk kidney transplant recipients develop active CMV infections. High risk recipients are defined as CMV-negative patients receiving kidney transplants from CMV-positive donors. In most solid organ transplant patients, complications from CMV develop between 30 and 90 days after transplantation and rarely after 180 days.

Our Solution, HB-101

HB-101 is a non-replicating-based product candidate designed to stimulate the immune system against CMV and to protect against future CMV infection or reactivation from latency. HB-101 is comprised of two non-replicating (LCMV)-based vectors:

●one vector expresses the gene encoding the CMV 65 kD pp65 protein; and
●another vector expresses the gene encoding the CMV gB protein.

We, and third parties, have shown that pp65 is immunogenic. Adoptive T cell transfer approaches performed by third parties, in which CD8+ T cells directed against pp65 are isolated from exposed individuals and transferred to patients with active CMV viremia, have also demonstrated the therapeutic efficacy of pp65. However, no vaccine approach to date has been successful in achieving CD8+ T cell levels sufficiently high enough to be protective. gB has been shown in previous third-party clinical trials to be immunogenic and protective by inducing antibody responses but not CD8+ T cells. However, response rates were limited, immunity was transient and protection was incomplete. In our preclinical data, using pp65 and gB as targets, we have observed robust immunogenicity, activity and durability thereby potentially overcoming the limitations of current approaches.

HB-101 Preclinical Results

In preclinical studies, we have observed that HB-101 has the ability to improve the survival rates in animal models in a statistically significant manner. In our study, non-pregnant female guinea pigs were administered three doses of HB-101 at 30-day intervals. Thirty days after the last vaccination, females were allowed to mate. Following conception, the pregnant females were infected with CMV during the gestation period, putting the guinea pig pups at risk of severe viral infection, low birth weight and potential mortality. As depicted below, guinea pig pups born to CMV-infected females that had received a guinea pig equivalent of HB-101 (gpHB-101) had a statistically significant (p<0.0001) lower mortality rate at birth compared to those born to females who had only received a non-replicating vectors carrying an irrelevant antigen, labeled as GFP in the figure below. CMV-positive pups born to mothers that received gpHB-101 vaccination also gained weight more rapidly and had improved survival rates as compared to those born to mothers vaccinated with placebo.

HB-101 Phase 1 Clinical Results

We conducted a placebo-controlled, randomized double-blinded dose escalating Phase 1 clinical trial of HB-101 to assess its safety and immunogenicity. In this trial, 54 healthy volunteers aged 18 to 45 were administered three consecutive doses of either HB-101 or placebo by intramuscular injection at month zero, one and three, then monitored for one year after the initial dose. The volunteers were randomized into three cohorts of 18 volunteers, with 14 volunteers receiving the study drug and four receiving placebo in each cohort.

We observed that HB-101 was well-tolerated with no dose limiting toxicities and no serious adverse events. Symptoms by volunteers were of mild to moderate intensity and 93.5% of reported symptoms were of short duration (1-8 days). The maximum duration of any symptom was 10 days. Pain at the injection site was the predominant solicited local adverse event. Malaise, fatigue and generalized myalgia were the most common solicited general symptoms. The percentage of subjects reporting unsolicited causally related adverse events of mild to moderate intensity was similar for placebo and the vaccine groups. Upper respiratory tract infections were the predominant adverse event, occurring at rates in the low dose group that were twice as high as those seen in all three other groups (placebo, middle and high dose). The percentage of volunteers reporting related adverse events of mild to moderate intensity was similar for placebo and vaccine groups. None of the adverse events appeared to be treatment related.

In addition, HB-101 elicited a strong, dose-dependent, and durable response as measured by the frequency of pp65-specific interferon-gamma, or IFNγ, producing CD8+ T cells. Each administration of HB-101, as depicted by the black arrows in the figure below, resulted in an increase in IFNγ producing CD8+ T cells, demonstrating the potential and rationale for repeat administrations of HB-101. Importantly, the frequencies of IFNγ producing CD8+ T cells induced by the highest dose of HB-101 after the third administration in healthy volunteers were in the range of, or higher than, the therapeutic levels reported in human adoptive T cell therapy clinical trials which were separately designed and conducted by third-parties for patients with active CMV viremia. These frequencies were observed to be therapeutic in patients experiencing active CMV infection following stem cell as well as organ transplantation.

Similarly, HB-101 administration also resulted in a strong neutralizing antibody response to the CMV antigen gB that increased with each additional dose, as depicted by the black arrows in the figures below, which was sustained over the twelve-month follow up period. All volunteers receiving the highest or middle doses of HB-101, and 92% of the volunteers receiving the lowest dose, developed CMV-neutralizing antibodies. The levels of antibodies generated in the highest dose after three doses were comparable to therapeutic levels reported with other CMV vaccine product candidates in development that have demonstrated clinical efficacy in separately designed and conducted, published third-party clinical trials. As anticipated, the LCMV vector did not elicit clinically meaningful vector-neutralizing antibodies, as only one volunteer developed a transient neutralizing antibody response against the vector after three administrations. We believe that a fourth administration of the vaccine in all 42 of these volunteers could have resulted in an additional antibody response, if desired.

HB-101 Phase 2 (H 100 001) Clinical Development Plan and Results

In the fourth quarter of 2018, we initiated a randomized, double blind Phase 2 trial of HB-101 to assess the safety, reactogenicity, immunogenicity and efficacy of HB-101 in CMV-negative patients receiving a kidney transplant from living CMV-positive donors. Based on HB-101’s observed tolerability profile in the target patient through August 24, 2020 cut off date, and to gain further insights that will inform a potential Phase 3 trial design, we added a new cohort of CMV-positive recipients awaiting kidney transplantation from CMV-positive or -negative donors to the trial in early 2020.

We are enrolling patients in three treatment arms:

●	Arm 1 (CMV-negative, pre-emptive antivirals): CMV-negative patients are being randomized 2:1 to either receive two to three administrations of HB-101 or placebo prior to transplant and then treated with standard preemptive antiviral therapy posttransplant.
●	Arm 2 (CMV-negative, prophylactic antivirals): CMV-negative patients are being randomized 2:1 to either receive two to three administrations of HB-101 or placebo before transplant, and will then receive three to six months of antiviral prophylaxis therapy posttransplant.
●	Arm 3 (CMV-positive, prophylactic antivirals): CMV-positive patients will receive two to three administrations of HB-101 before transplant, and will then receive up to six months of antiviral prophylaxis therapy posttransplant.

Patients are monitored for twelve months posttransplant to assess safety and T cell and antibody responses to pp65, gB and the LCMV vector, as well as CMV viremia and the need for use of antivirals.

The trial design is depicted in the figure below.

We reported interim safety and immunogenicity data (containing both CMV specific antibody and CMV specific CD8+ T cell responses) from evaluable patients in June 2020, in which HB-101 was observed to be well tolerated with fewer adverse events in patients with end-stage kidney disease than in the previous healthy volunteer trial. Patients who received three doses of HB-101 showed comparable immunogenicity to healthy volunteers in the Phase 1 clinical trial of HB-101.

Safety and tolerability data was reported in June 2020, which evaluated 51 CMV-negative patients prior to kidney transplantation. Of the 51 patients, eight patients (16%) across the combined, blinded HB-101 and placebo groups showed adverse events related to the administration. Most of these adverse events were of mild intensity, indicating that HB-101 was generally well tolerated in this patient population.

CMV-neutralizing antibody titers on the day of transplantation were evaluated in all of the 30 CMV-negative patients who had been transplanted by the cutoff date and had valid results. Nineteen of the 30 patients received HB-101 and eleven received placebo. All five patients who received three doses of HB-101 mounted CMV-neutralizing antibodies. Three of the fourteen patients (21%) who received only two doses of HB-101 also mounted CMV-neutralizing antibodies. The antibody response of the kidney transplant recipients who completed the three-dose regimen was comparable to the antibody response observed in the Phase 1 trial.

Cellular immune (CD8+ T cell) responses to CMV on the day of transplantation were evaluated in 25 CMV-negative patients who had been transplanted in time for this interim analysis. Technically valid results from T cell assays on the day of transplantation were available for seven recipients (as a consequence of sample logistics and assay performance). Two of the seven patients received placebo and five received HB-101. All three patients (100%) who received three doses of HB-101 and one of the two patients who received only two doses (50%) mounted a CMV-specific cellular immune response.

In November 2020, we reported additional interim safety and immunogenicity, and preliminary efficacy data. The interim efficacy analysis included data from 41 participants as of the cut-off date; 8 were vaccinated with three doses of HB-101 pre-transplant, 19 were vaccinated with two doses and 14 received placebo.

The interim immunogenicity analysis included CMV-neutralizing antibody data assessed from 33 individuals, a subset of the 41 included in the efficacy analysis. 21 participants were vaccinated with HB-101 and 12 received placebo. In line with the previous interim data, all of the participants who received three doses of HB-101 mounted CMV-neutralizing antibodies.

Safety and tolerability were evaluated in 69 participants who were enrolled in the trial by the cut-off date. HB- 101 was generally well tolerated with a low incidence of side effects, which were mostly mild to moderate.

Specifically, 17 percent of participants across the combined HB-101 and placebo groups showed side effects related to vaccine administration. Three cases of human leukocyte antigen (HLA)-sensitization have been reported, two as serious adverse events. HLA-sensitization can cause the recipient to identify the donor kidney as foreign and may require a new donor to be identified. HLA-sensitization is a known complication of dialysis patients waiting for kidney transplantation, affecting an estimated 4% of this patient population.

The preliminary efficacy analysis included data from 41 participants as of the cut-off date; 8 were vaccinated with three doses of HB-101 pre-transplant, 19 were vaccinated with two doses and 14 received placebo.

Compared to placebo, participants vaccinated with three HB-101 doses had:
•   a 48% reduction in CMV viremia (presence of CMV DNA in the blood);
•   a 42% reduction in the use of antiviral therapy; and
•   no CMV disease (compared to 2 out of 14 cases in the placebo group)

Response to a two-dose schedule did not show an improvement compared to placebo, which is consistent with the low levels of CMV-neutralizing antibody in the two-dose cohort as well as with the T cell data reported in June 2020 for the two-dose group.

We expect to conclude enrollment of this trial in mid-2021 and to report additional safety, immunogenicity, and efficacy data from evaluable patients in the second half of 2021.

Targeting Self Antigens

We believe that our viral vectors may be appropriate for any antigen where a T cell response may be therapeutically meaningful. We have shown in multiple preclinical models that replicating product candidates are active in generating robust immune responses to tumor self-antigens and that this response results in decreased tumor growth and an increase in survival rates.

Additional Product Opportunities: Tumor Self-Antigens

Our HB-201 and HB-202 programs target viral antigens associated with virally-induced tumors. In these programs, the viral, or non-self nature of the antigens, makes them a natural target for an immunotherapy approach. In addition, we are pursuing the development of product candidates based on our arenavirus platform to target self-antigens, non-viral antigenic proteins that are highly overexpressed in solid tumors or only minimally expressed in normal cells. Because these self-antigens are found in certain normal cells as well as tumor cells, the immune system does not typically recognize them as foreign proteins and does not respond to them. This protection of self-antigens from immune system attack is known as immune tolerance. The results obtained by earlier-generation marketed products such as sipuleucel-T, developed as Provenge by Dendreon Pharmaceuticals, Inc. and currently marketed by Sanpower Group Co., Ltd., have proven that it is possible to overcome immune tolerance and activate the immune system to produce an anti-tumor response.

HB-300 in Prostate Cancer

We are developing our most advanced self-antigen project in this area, HB-300, as a replicating technology based product candidate in metastatic, hormone-resistant prostate cancer. Prostate cancer provides a unique treatment opportunity for immunotherapy because prostate cancer cells express a number of tumor-specific antigens that serve as potential targets. HB-300 targets three of these antigens: prostatic acid phosphatase (PAP), prostate specific antigen (PSA), and prostate specific membrane antigen (PSMA).

Direct evidence for the ability to induce a therapeutically relevant immune response to one of these antigens, PAP, comes from Provenge. To create Provenge, a personalized treatment, clinicians remove dendritic cells from the body, load them with PAP and then reintroduce them to the patient. The use of Provenge has been shown to increase survival in patients with metastatic, hormone resistant prostate cancer. Other companies are developing dendritic cell therapies similar to Provenge by using other tumor antigens. All of these dendritic cell therapies require a complex, patient specific therapeutic manufacturing process involving isolating cells from patients, loading them ex vivo with tumor antigens and then re-administering the cells to patients.

Our replicating technology has been engineered to hold two additional genes compared to the natural form of the arenavirus. This allows us to express multiple antigens in one construct. In HB-300, we are including the coding sequences for PAP, PSA and PSMA antigens in our vectors. Since it is a replicating based product candidate, we can deliver HB-300 by simple infusion and it can target APCs, such as dendritic cells in the body, without the need for cellular isolation or ex vivo processing. We have shown in preclinical experiments that replicating vectors can lead to robust CD8+ T cell responses to the encoded antigens. We intend to maximize these CD8+ T cell responses using a combination of replicating vectors based on both LCMV and PICV in a sequential dosing regimen.

PAP Stimulation*
IFN-γ CD8+ [x10⁴]
CD45+CD8+ IFN-γ+ T cells [x10⁴]/Spleen
40
30
20
10
0
PSA Stimulation*
IFN-γ CD8+ [x10⁴]
CD45+CD8+ IFN-γ+ T cells [x10⁴]/Spleen
20
15
10
5
0
PSMA Stimulation**
IFN-γ CD8+ [x10⁴]
CD45+CD8+ IFN-γ+ T cells [x10⁴]/Spleen
20
15
10
5
0

* *PSA and PAP specific CD8+ responses in C57BL6 mice after single dose of replicating vectors*

** *PSMA specific CD8+ responses in Balb/cmice after single dose of replicating vectors*

In the future, we intend to develop product candidates against other self-antigens with the aim of eventually establishing a franchise of dendritic-cell-targeting agents that take advantage of the ability of arenaviruses to stimulate CD8+ T cell responses.

Next Generation Product Candidates

A critical advantage of our technology is that it is designed to deliver full length proteins directly to APCs, such as dendritic cells, for endogenous expression and direct presentation to CD8+ T cells. Having APCs, such as dendritic cells, express full length proteins and present all fragments (epitopes) overcomes the major difficulty of attempting to predict which part of the protein, or epitope, will be presented by the patient’s individual major histocompatibility complex, or MHC, class I alleles. This presentation is important in immunotherapy because T cells will only recognize and respond to the antigen when it is bound to the individual’s MHC class I molecules, of which several hundred different versions exist in the population. While this approach overcomes the major issue faced by neoepitope based personalized antigen approaches, it also has limitations in that the repertoire of known tumor associated proteins that could be used for targets is limited. The best example of full length proteins that are, to a degree, cancer specific and immunogenic include the cancer testis antigens, examples of which include NY-ESO-1, MAGE and CAGE. These cancer-testis antigens have been known for decades, and many of them are currently being pursued by other companies. For many tumor types the cancer testis type of antigens remains unknown. Furthermore, most of the known tumor associated antigens are not commonly expressed or are not sufficiently specific to tumor tissue, making them suboptimal targets for clinical development.

In November 2018, we entered into a research collaboration and license agreement with DarwinHealth, a New York City-based bioinformatics company pioneering novel bioinformatic approaches, with the intent to identify the next generation of “cancer testis antigens.” Our goal is to find novel immunogenic full length transcripts that are specific for, and highly represented in specific tumor types, allowing for an “off-the-shelf” approach for many cancer types. During the initial collaboration period, we intend to develop and validate the bioinformatics approach and resulting proprietary algorithms. We will start out by identifying “off-the-shelf” next generation cancer-testis type antigens in mouse tumors, and will assess the anti-tumor efficacy of our technology when targeting these same antigens in tumor-bearing animals. Mice will thereby serve as a testing ground to validate and optimize our new proprietary bioinformatics algorithms. In parallel we will apply the same validated algorithms to human samples, and will prepare the next generation of cancer-testis antigens.

Intellectual Property

Our success depends, in part, on our ability to obtain and maintain intellectual property protection for our product candidates, technology and know-how, to defend and enforce our intellectual property rights, in particular, our patent rights, to preserve the confidentiality of our know-how and trade secrets, and to operate without infringing the proprietary rights of others. We seek to protect our product candidates and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing of third-party intellectual property to develop and maintain our proprietary position. We, or our collaborators and licensors, file patent applications directed to our key product candidates in an effort to establish intellectual property positions to protect our product candidates as well as uses of our product candidates for the prevention and/or treatment of diseases.

As of February 28, 2021, we are the owner or exclusive licensee to eight issued U.S. patents and nine pending U.S. patent applications, one pending international Patent Cooperation Treaty (PCT) application, and 64 issued foreign patents and approximately 75 foreign patent applications. These patents and patent applications are related to our technologies concerned with the arenavirus-based immunization systems, non-replicating and replicating, our product candidates and various development programs, which are directed to the use of these immunization systems for the treatment and/or prevention of various infectious diseases or cancer, and certain clinical uses of our current or future product candidates in oncology. The issued patents and pending patent applications contain claims directed to various aspects of our work, including compositions of matter, methods of treatment and prevention, methods of producing certain compositions, and use of our product candidates in combination with certain other therapeutics.

Non-Replicating Technology Portfolio

Our patent portfolio related to our non-replicating technology includes a patent family exclusively licensed to us from the University of Zurich. This patent family includes four patents granted in the United States and patents granted in Europe (validated in Austria, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Poland, Spain, Sweden, Switzerland and the United Kingdom), Canada, China, India, Hong Kong and Japan. This patent family also includes pending applications in the United States, Europe, China, Hong Kong and India. The granted patents and pending applications related to our non-replicating technology are expected to expire no earlier than 2028, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our non-replicating technology is being employed or may be employed in one or more of the product candidates or programs described herein.

Replicating Technology Portfolio

We are the owner or exclusive licensee to proprietary patent positions related to our replicating technology. Our patent portfolio related to our replicating technology includes a patent family exclusively licensed from the University of Geneva. This patent family includes a patent granted in the United States and patents granted in Europe (validated in Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United

Kingdom). This patent family also includes pending applications in the United States, Europe, Canada, Australia, Japan, India, China and Hong Kong. The second patent family in our replicating platform portfolio is jointly owned by us and the University of Basel. The rights of the University of Basel under this patent family are exclusively licensed to us. This second patent family includes pending applications in various countries, including in the United States, Europe, Eurasia, Hong Kong, Korea, China, Canada, Australia, New Zealand, Mexico, Japan, Brazil, Singapore, India, and Israel. The granted United States patent from the first patent family is expected to expire in April 2037 due to patent term adjustment. The granted European patent and the pending applications related to our replicating technology are expected to expire between 2035 and 2037, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our replicating technology is being employed or may be employed in one or more of the product candidates or programs described herein.

Split Vector Technology Portfolio

We have an exclusive license from the University of Basel to proprietary patent positions related to a novel molecular strategy to vectorize arenavirus genomes, which we refer to as the Split Vector Technology. Our patent portfolio related to the Split Vector Technology includes an international PCT application exclusively licensed from the University of Basel. Applications claiming priority to the respective PCT application are expected to expire in November 2040, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The Split Vector technology is currently not employed in any of our clinical stage product candidates or late-stage preclinical programs.

Oncology Technology Portfolio

For the application of our non-replicating and replicating technologies in oncology, we own three patent families. Each of these patent families include pending applications in the United States, Europe, Australia, Canada, China, Hong Kong, India and Japan. These patent families relate to potential clinical uses of our product candidates, such as combination treatments and modes of administration. The pending applications are expected to expire between 2036 and 2038, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-101 (Cytomegalovirus)

Our HB-101 product candidate relies on our non-replicating technology. In addition to the non- replicating patent portfolio, we own one patent family that more specifically relates to our HB-101 product candidate. This patent family includes one patent granted in the United States with claims directed to pharmaceutical compositions. This patent family also includes pending applications in the United States, Europe, Australia, Canada, China, Hong Kong, India and Japan. Excluding the non- replicating patent portfolio, the granted patent and pending applications specifically related to our HB-101 product candidate are expected to expire in 2034, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Hepatitis B Virus

Our Hepatitis B Virus program, codeveloped with Gilead, is in the preclinical phase and is being built on either our non- replicating or replicating technologies. In addition to the non- replicating and replicating patent portfolios, we own one patent family that relates to the use of our platform technologies for prevention and treatment of Hepatitis B Virus. This patent family includes pending applications in the United States, Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Hong Kong, Korea, Mexico, New Zealand and Singapore. Excluding the non- replicating and replicating patent portfolios, the pending applications related to the Hepatitis B Virus program are expected to expire in 2036, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HIV

Our HIV program, codeveloped with Gilead, is in preclinical phase and is being built on either our non- replicating or replicating technologies. We currently do not own any patents or patent applications that more specifically relate to an HIV program outside of the non- replicating and replicating patent portfolios.

HB-201 (HPV16+)

Our HB-201 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we own one patent family that relates more specifically to our HB-201 product candidate. This patent family includes one patent granted in the United States with claims directed to pharmaceutical compositions. This patent family also includes pending applications in the United States, Europe, Australia, Canada, China, India, Japan and Hong Kong. Excluding the replicating and oncology patent portfolios, the pending applications specifically related to our HB-201 product candidate are expected to expire in 2036, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-202 (HPV)

Our HB-202 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we own one patent family that relates more specifically to our HB-202 product candidate. This patent family includes one patent granted in the United States with claims directed to pharmaceutical compositions. This patent family also includes pending applications in the United States, Europe, Australia, Canada, China, India, Japan and Hong Kong. Excluding the replicating and oncology patent portfolios, the pending applications specifically related to our HB-202 product candidate are expected to expire in 2036, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-300

Our HB-300 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. We currently do not own any patents or patent applications that more specifically relate to our HB-300 product candidate outside of the replicating and oncology patent portfolios.

The actual term of any patent that may issue from the above described patent applications claiming one of our product candidates could be longer than described above due to patent term adjustment or patent term extension, if available, or shorter if we are required to file terminal disclaimers. The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country.

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

We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use technology or know-how owned by others in their work for us, disputes may arise as to the rights in related inventions. For this and more comprehensive risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Gilead Collaboration Agreement

Overview

On June 4, 2018, we entered into a Research Collaboration and License Agreement, or the Collaboration Agreement, with Gilead to collaborate on preclinical research programs to evaluate potential vaccine products using or incorporating our replicating and non- replicating technology platforms for the treatment, cure, diagnosis, or prevention of Hepatitis B Virus or HIV, which we refer to, collectively, as the Field.

Pursuant to the Collaboration Agreement, we granted Gilead an exclusive (even as to us and our affiliates), worldwide, royalty-bearing license to our know-how and our owned and in-licensed patent rights (including those patent rights in-licensed from the University of Geneva, the University of Basel, and the University of Zurich) that are necessary or reasonably useful for researching, developing, manufacturing or commercializing products that contain a vaccine that uses our replicating or non- replicating technology platforms for expressing one or more HIV or Hepatitis B Virus antigens, which foregoing know-how and patent rights we refer to as the Licensed Technology (and each such product a Licensed Product), for the purpose of researching, developing, manufacturing and commercializing Licensed Products for uses in the Field.

Pursuant to the Collaboration Agreement, we will own all new intellectual property conceived or created out of the activities conducted under the Collaboration Agreement that specifically relate to the replicating and non- replicating technology platforms. Gilead will own all other intellectual property rights conceived or created out of the activities conducted under the Collaboration Agreement.

Governance

The development of the programs governed by the Collaboration Agreement is overseen by a six-member joint steering committee, or the JSC, comprised of three representatives from each of us and Gilead. The JSC will oversee the activities carried out pursuant to the Collaboration Agreement, including reviewing the research plan for potential amendments, settling disputes arising under the Collaboration Agreement, and approving a Licensed Product as being ready for development. Similarly, the Collaboration Agreement establishes a six-member joint research committee, or the JRC, comprised of three representatives from each of us and Gilead. The JRC will review the research activities conducted by HOOKIPA and Gilead, provide guidance with respect to such research activities, review and discuss the results, status and progress of such research activities, and approve our use of third party subcontractors to perform our tasks under the Collaboration Agreement.

Research on Hepatitis B Virus and HIV products

Under the Collaboration Agreement, we are responsible for manufacturing and supplying to Gilead Lymphocytic Choriomeningitis Virus- and Pichinde Virus-based vectors expressing one or more HIV or Hepatitis B Virus antigens to the extent necessary for both us and Gilead to carry out our respective research activities under the research plans. Hepatitis B Virus antigen-encoding vectors and HIV antigen-carrying vectors used in good laboratory practice, or GLP, studies will be produced at a CMO. We are also responsible during the collaboration term for preparing all non-clinical and chemistry, manufacturing and control, or CMC, reports for inclusion in any IND filing. Pursuant to the Collaboration Agreement, each party is obligated to use commercially reasonable efforts to perform its obligations under the Hepatitis B Virus and HIV research plans. Gilead committed to preparations to advance the Hepatitis B Virus and HIV vectors toward clinical entry. To enable the development activities and expanded research programs, Gilead agreed to reserve manufacturing capacity and to expand the reimbursement for our resources allocated to the Gilead collaboration.

Development and Commercialization of Hepatitis B Virus and HIV products

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

Non-Compete

We may not, directly or indirectly, conduct, participate in or fund any research, development, manufacture, or commercialization of, or with respect to products utilizing arenavirus-based vectors for the treatment, cure, diagnosis, or prevention of Hepatitis B Virus or HIV, except for the activities we are expressly permitted to perform under the Collaboration Agreement.

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

Financial Terms

Upon execution of the Collaboration Agreement, Gilead paid us a one-time upfront fee of $10.0 million and through to December 31, 2020 we received $12.2 million in milestone payments for the achievement of pre-clinical research milestones. In addition, we have recognized $19.3 million in cost reimbursements for research and development services performed. The Hepatitis B Virus development decision triggered a milestone payment of $4.0 million in February 2020; for the HIV program we are similarly eligible to receive a milestone payment as soon as the agreed milestone is met. Gilead is obligated to pay us a one-time mid seven-digit dollar amount after initiation of the IND-enabling studies for such program and we are eligible for up to $140.0 million in developmental milestone payments for each of the Hepatitis B Virus and HIV programs and $50.0 million in commercialization milestone payments for each of the Hepatitis B Virus and HIV programs. Upon the commercialization of a Licensed Product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each Hepatitis B Virus Licensed Product, and royalties of a mid-single-digit to low-teens percentage of worldwide net sales of each HIV Licensed Product. The royalty payments are subject to reduction under specified conditions set forth in the Collaboration Agreement.

In addition, Gilead is obligated to pay us for all out-of-pocket costs actually incurred by us in connection with the Hepatitis B Virus and HIV programs, including CMO-related costs, to the extent contemplated under the research plans and research budget. In December 2019, Gilead agreed to expand the reimbursement for our resources allocated to the collaboration.

Termination

Either party may terminate for the uncured breach of the other party and upon the other party filing for bankruptcy, reorganization, liquidation, or receivership proceedings. On a program-by-program basis, at any time after the expiration or termination of the collaboration term for such program, Gilead may terminate the Collaboration Agreement with respect to such program or on a product by product or a country by country basis upon prior written notice. If the Collaboration Agreement is not otherwise terminated prior to the expiration of the last-to-expire royalty term, upon such expiration the license granted to Gilead will continue in effect, but will be fully paid-up, royalty-free, perpetual, and irrevocable.

Supply Agreement

On December 2020, we entered into a Clinical Supply Agreement with Gilead. Under the terms of the Clinical Supply Agreement, we will provide Gilead with drug product for use in proof-of-concept clinical trials associated with the Licensed Products designated under the Collaboration Agreement. The Company receives reimbursement equal to at an agreed cost in accordance within accordance with the terms of the Collaboration Agreement. Clinical supply of a potential Phase 3 clinical trial will be regulated in a separate supply agreement.

License Agreements

University of Geneva License Agreement

In February 2017, we entered into an Exclusive License Agreement with the University of Geneva, the Geneva Agreement. Pursuant to the Geneva Agreement, the University of Geneva granted us a worldwide, exclusive license to use the University of Geneva’s technology titled “method for vaccine delivery” and the patent rights in the subject matter of U.S. Provisional Patent Application No. 62/079,493 and PCT Patent Application No. PCT/EP2015/076458, each titled “Tri-Segmented Arenaviruses as Vaccine Vectors,” including any patents that claim priority thereto, the Geneva Licensed Patent Rights, to make, have made, to use and have used, to sell and have sold, to commercialize and have commercialized products, the manufacture, use, or sale of which would infringe a claim of the Geneva Licensed Patent Rights, each a Geneva Licensed Product.

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

Starting with the third anniversary of the effective date of the Geneva Agreement, we are required to pay the University of Geneva a nominal annual fee, which is deductible from any milestone payments, royalties or sublicense payments payable by us to the University of Geneva during the same fiscal year. We are required to pay the University of Geneva, subject to the achievement by us of specified development and regulatory milestones, payments aggregating up to CHF 290,000 per Geneva Licensed Product. While the Geneva Agreement remains in effect, we are required to pay the University of Geneva low single digit royalties on aggregate net sales of Geneva Licensed Products sold by us. We must also pay the University of Geneva percentages ranging from the low single digits to 10%, decreasing as a Geneva Licensed Product proceeds through development stages, of any consideration we receive from sublicensees, depending on the timing of such sublicense. We are also responsible for the prosecution and maintenance of the Geneva Licensed Patents Rights, including the costs related thereto.

Unless earlier terminated, the Geneva Agreement remains in effect until the expiration of the last to expire of the Geneva Licensed Patent Rights. Following the expiry of the Geneva Agreement due to the last to expire of the Geneva Licensed Patent Rights, we will have a fully paid-up, royalty-free right to use, sell and commercialize Geneva Licensed Products. We or the University of Geneva may terminate the Geneva Agreement for the other party’s breach that remains uncured after 60 days’ notice. We may terminate the Geneva Agreement for convenience upon prior notice.

The University of Geneva may terminate the Geneva Agreement if we cease to carry on our business or become insolvent.

University of Basel License Agreement

In January 2017, we entered into an Exclusive License Agreement with the University of Basel, the Basel Agreement. Pursuant to the Basel Agreement, the University of Basel granted us a worldwide, exclusive license under the University of Basel’s share in U.S. Provisional Patent Application No. 62/338,400, titled “Tri-segmented Pichinde viruses as vaccine vectors,” including any patents that claim priority thereto, the Basel Licensed Patent Rights to use the technology titled “tri-segmented Pichinde viruses as vaccine vectors” as covered by the Basel Licensed Patent Rights, to make and have made, to use and have used, to sell and have sold, to commercialize and have commercialized products, the manufacture, use, sale, or importation of which would infringe a claim of the Basel Licensed Patent Rights, each a Basel Licensed Product.

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

We are required to pay the University of Basel, subject to the achievement of specified development and regulatory milestones, payments aggregating up to CHF 265,000 per Basel Licensed Product. While the Basel Agreement remains in effect, we are required to pay the University of Basel low single digit royalties on net sales of Basel Licensed Products. We must also pay the University of Basel a low to high single digit percentage, decreasing as a Basel Licensed Product proceeds through development stages, of any consideration we receive from sublicensees, depending on the timing of such sublicense. We are also responsible for the prosecution and maintenance of the Basel Licensed Patent Rights, and the costs related thereto.

Unless earlier terminated, the Basel Agreement remains in effect until the expiration of the last to expire of the Basel Licensed Patent Rights. Following the expiry of the Basel Agreement due to the last to expire of the Basel Licensed Patent Rights, we will have a fully paid-up, royalty-free right to use, sell and commercialize Basel Licensed Products. We or the University of Basel may terminate the agreement for the other party’s breach that remains uncured after 60 days’ notice. We may terminate the Basel Agreement for convenience upon prior notice. The University of Basel may terminate the Basel Agreement if we cease to pay for the costs associated with prosecution and maintenance of the Basel Licensed Patent Rights.

University of Basel Split License Agreement

In October 2020, we entered into an Exclusive License Agreement with the University of Basel, the Basel Split Agreement. Pursuant to the Basel Split Agreement, the University of Basel granted us a worldwide, exclusive license under a currently pending international patent application related to a novel molecular strategy to vectorize arenavirus genomes (Split Vector Technology as described in the Intellectual Property Section), including any patents that claim priority thereto, the Basel Licensed Split Patent Rights, to make or to have made, to develop or have developed, to use, have used, sell, have sold, market, have marketed, offer for sale, distribute, have distributed, import or have imported products, the manufacture, use, sale, or importation of which would infringe a claim of the Basel Licensed Split Patent Rights, each a Basel Licensed Split Product.

Pursuant to the terms of the Basel Split Agreement, we are obligated to use commercially reasonable efforts to develop and manufacture Basel Licensed Split Products and make commercially available Basel Licensed Split Products in the United States and at least three major European countries. In addition, we have to reach certain pre-clinical and clinical development milestones within specified time periods.

We have the right to request postponement of pre-defined pre-clinical or clinical development milestones against payment of rescheduling fees in the range of CHF 100,000 to CHF 1,000,000.

If we fail to perform any of our diligence obligations specified in the Basel Split Agreement, after having exercised all available postponement options, the University of Basel can demand a written development and marketing plan. If we fail to agree with the University of Basel on any amendments to our development and marketing plans based on the procedure specified in the Basel Split Agreement upon such demand for amendments from the University of Basel, the University of Basel has the right to send us a notice of its intention to terminate the Basel Split Agreement. If we are not in agreement we may request that the matter is assessed by an independent expert arbitrator. If such expert arbitrator determines that we fail to meet our diligence obligations, the University of Basel may terminate the Basel Split Agreement.

Beginning on January 1, 2021 and ending on the date of the first commercial sale of a Basel Licensed Split Products, we are required to provide the University of Basel with an annual report detailing our efforts to develop Basel Licensed Split Products and to obtain governmental approvals necessary for marketing the same.

We paid the University of Basel a nominal amount upon entering into the agreement and required to pay a non material annual maintenance fee, which is deductible from any milestone payments, royalties or sublicense payments payable by us to the University of Basel during the same year. We are required to pay the University of Basel, subject to the achievement of specified development and regulatory milestones, payments aggregating up to CHF 1,700,000 per Basel Licensed Split Product. While the Basel Split Agreement remains in effect, we are required to pay the University of Basel low single digit royalties on net sales of Basel Licensed Split Products. We must also pay the University of Basel a low double digit to low single digit percentage, decreasing as a Basel Licensed Split Product proceeds through development stages, of any consideration we receive from sublicensees, depending on the timing of such sublicense. We are also responsible for the prosecution and maintenance of the Basel Licensed Split Patent Rights, and the costs related thereto.

Unless earlier terminated, the Basel Split Agreement remains in effect until the expiration of the last to expire of the Basel Licensed Split Patent Rights. Following the expiry of the Basel Split Agreement due to the last to expire of the Basel Licensed Split Patent Rights, we will have a fully paid up, royalty free right to use, sell and commercialize Basel Licensed Split Products. We or the University of Basel may terminate the agreement for the other party’s breach that remains uncured after 60 days’ notice. We may terminate the Basel Agreement for convenience upon prior notice. The University of Basel may terminate the Basel Split Agreement if we file a petition for bankruptcy or insolvency or both, or reorganization relating to bankruptcy or insolvency, or in the event of an adjudication that we have become bankrupt or insolvent or both. The University of Basel may further terminate the Basel Split Agreement if we oppose or dispute the validity of any of the Basel Licensed Split Patent Rights or assist a third party to do the same. If we fail to perform any of our diligence obligations specified in the Basel Split Agreement, after having exercised all available postponement options, and if we fail to agree with the University of Basel on any amendments to our development and marketing plans based on the procedure specified in the Basel Split Agreement upon such demand for amendments from the University of Basel, the University of Basel may terminate the Basel Split Agreement.

University of Zurich License Agreement

In October 2011, we entered into a License Agreement with the University of Zurich, the Zurich Agreement. Pursuant to the Zurich Agreement, the University of Zurich granted us a worldwide, exclusive license to PCT Patent Application No. PCT/EP/08/010994, titled “Propagation deficient arenavirus vectors,” the Zurich Licensed Patent Rights, to make and have made, use, sell, offer for sale, and import products that fall within the scope of the Zurich Licensed Patent Rights, each a Zurich Licensed Product and to practice the Zurich Licensed Patent Rights and methods that fall within the scope of the Zurich Licensed Patent Rights, each a Zurich Licensed Method.

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

In consideration for the license granted to us under the Zurich Agreement, we issued 26,744 shares with a nominal value of EUR 2,297 of our common stock to the University of Zurich and agreed to provide them certain antidilution rights, which rights have subsequently expired. We are required to pay the University of Zurich low single digit royalties on net sales of Zurich Licensed Products or Zurich Licensed Methods. We must also pay the University of Zurich percentages ranging from the mid single digits to 20% of any sublicense fees and consideration we receive from sublicensees, depending on the amount of fees received from sublicensees and the cumulative monetary value of the consideration and fees received from all sublicensees. We are responsible for the prosecution and maintenance of the Zurich Licensed Patent Rights, and the costs related thereto.

Unless earlier terminated, the Zurich Agreement remains in effect on a country-by-country basis until the expiration of the last to expire of the Zurich Licensed Patent Rights in such country. The University of Zurich may terminate the agreement for our uncured breach of any of the terms of the Zurich Agreement or if we oppose or dispute the validity of any of the Zurich Licensed Patent Rights, or assist a third party to do the same. If we fail to use commercially reasonable efforts to market and develop the Zurich Licensed Products in certain countries, and if we fail to agree with the University of Zurich on any amendments to our development and marketing plans within the time specified in the Zurich Agreement upon such demand for amendments from the University of Zurich, the University of Zurich may terminate the Zurich Agreement. We may terminate the Zurich Agreement for convenience upon prior notice. The Zurich Agreement automatically terminates if we file a petition for bankruptcy, insolvency, or reorganization relating to bankruptcy or insolvency, or in the event of an adjudication that we have become bankrupt or insolvent.

National Institutes of Health License Agreement

In September 2013, we entered into a Biological Materials License Agreement with the National Institutes of Health, or the NIH, which was subsequently amended in April 2017, July 2018, and January 2021, hereinafter referred to as the NIH Agreement. Pursuant to the NIH Agreement, the NIH granted us a worldwide, nonexclusive license to make, have made, import and use certain cells and cell clones developed at the Vaccine Research Center of the NIH, or the NIH Licensed Products, to manufacture viral vectors based on our proprietary arenavirus-based vectors.

Pursuant to the terms of the NIH Agreement, we are required to provide the NIH with an annual report which states the number and description of NIH Licensed Products made or otherwise disposed of. We are further responsible for obtaining and maintaining any required third-party license for the background rights for the commercial use of the respective cells and cell clones.

In consideration of the license granted to us pursuant to the NIH Agreement, we paid the NIH a low six figure and a mid-five figure issue royalty, upon execution of the NIH Agreement and the first amendment, respectively. We must also pay the NIH 10% of any consideration we receive from sublicensees. We must also pay the NIH low five figure to mid six figure annual royalty payments, increasing as our most developed product candidate manufactured from NIH Licensed Products proceeds through development stages.

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

Companies that compete with us directly on the level of the development of product candidates in our therapeutic areas, include, among others:

●	In CMV management, companies such as Helocyte, Inc., VBI Vaccines Inc., Moderna, Inc., SL VaxiGen Inc., and Merck & Co.
●	In immuno-oncology for HPV+ cancers, companies such as ISA Pharmaceuticals B.V., Moderna, BioNTech, Kite, CureVac, Adaptimmune PLC Transgene, and TCR Cure;

On the technology level, other direct competitors which can potentially develop competing product candidates in areas in and outside of HPV16+ cancers and CMV infection such as neoantigens, oncolytic viruses, bispecific antibodies, engineered cell therapies and tumor specific antigens, and other active immunization technologies, include, among others, Gritstone Oncology, Inc., in collaboration with bluebird bio, Inc., Replimune Group, Inc., in collaboration with Bristol-Myers Squibb Company, Merck & Co., Abalos GmbH, BioNTech, Moderna, Turnstone Biologics Inc., Adaptimmune PLC, CureVac AG, Roche Holdings AG, Five Prime Therapeutics, Inc., and Novartis International AG.

Many of our competitors, either alone or in combination with their respective strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, the regulatory approval process, and marketing than we do. Mergers and acquisition activity in the pharmaceutical, biopharmaceutical and biotechnology sector is likely to result in greater resource concentration among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through sizeable collaborative arrangements with established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Manufacturing

We have been establishing robust manufacturing processes, reliable assays and strong supply agreements for all of the components used in our product candidates to support ongoing and planned clinical trials. These include the components for our non-replicating-based and replicating -based product candidates. For GMP production and testing we rely on qualified CMOs to produce and test our clinical material. Currently we do not own or operate manufacturing facilities beyond laboratory scale non-GMP production. We require that our CMOs produce bulk drug substances and finished drug products in accordance with cGMP, and all other applicable laws and regulations. Although we plan to establish our own manufacturing facility, we may continue to rely on CMOs for parts of the process, like filling and labelling of our products for commercial sale, to reduce supply risks and cost of goods sold. We continue to build and maintain agreements with manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We plan to ultimately establish our own manufacturing facility. By complementing CMO capacity with our own manufacturing facility, we aim to balance supply risks, reduce supply cycle time and optimize costs. We believe that having control over the whole manufacturing process will allow us to further increase the robustness and consistency of the process. We expect that control over our own manufacturing facility will also help to shorten overall timelines for new product candidates in our development pipeline, as well as help us develop drug formulations or presentations to simplify distribution as well as administration of future immunotherapeutics. We also believe that having a dedicated manufacturing facility will allow us to optimize commercial-scale processes and to develop a suitable workforce capable of supporting market launch.

As an intermediate step between utilizing selected CMOs for production of clinical trial material, and establishing our own manufacturing facility, we have entered into an agreement with Valneva Sweden AB, or Valneva, a commercial vaccine manufacturer, by which we gain exclusive access to a dedicated GMP facility including qualified workforce for the manufacture and testing of clinical trial material according to our specifications. Valneva capacity significantly increase accessible capacity for HOOKIPA, de-risk clinical supply and accelerate time-to-clinic.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological products, such as those developed from our non-replicating and replicating technologies and any other product candidates we develop. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Biological Product Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations and biologics under the FDCA, the Public Health Service Act, or the PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates and any future biological product candidates we develop must be approved by the FDA through a biologics license application, or BLA, process before they may be legally marketed in the United States. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity and potency. The FDA review and approval process generally involves the following:

1.	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;

2.	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
3.	Approval by an Institutional Review Board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
4.	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
5.	Submission to the FDA of a BLA;
6.	A determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
7.	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
8.	Potential FDA audit of the clinical trial sites that generated the data in support of the BLA; and
9.	FDA review and approval of the BLA, including, where applicable, consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the United States.

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

An IND sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

●	Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.
●	Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.
●	Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA. Failure to exhibit due diligence with regard to conducting required Phase 4 clinical trials could result in withdrawal of approval for products.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

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

FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The BLA may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the investigational product to the satisfaction of FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2020, the user fee for an application requiring clinical data, such as a BLA, is 2,875,842. The sponsor of an approved BLA is also subject to an annual prescription drug program fee, which for fiscal year 2021 is 336,432. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA decides whether to accept a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data, pivotal Phase 3 clinical trial(s) as well as other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor of a biologic can request the FDA to designate the product for fast track status any time before receiving BLA approval, but ideally no later than the pre-BLA meeting.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. If the FDA determines that the conditions of approval are not being met, the FDA can withdraw its accelerated approval for such drug or biologic.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program.

Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials as well as other clinical development programs.

Post-Marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. Prescription drug and biologic promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violations, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of post-approval problems with a product may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which companies sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy regulations by federal and state governments and by governments in foreign jurisdictions can apply to the manufacturing, sales, promotion and other activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include:

●	The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
●	The federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement, including providing inaccurate billing or coding information to customers or promoting a product off-label, material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
●	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, or ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
●	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	Analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations with respect to certain laws. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Ensuring our business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

The failure to comply with any of these laws or regulatory requirements subjects companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical company to incur significant legal expenses and divert management’s attention from the operation of the business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition to coverage under Medicare Part D for the manufacturer’s outpatient drugs.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. Additionally, the previous administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. We cannot predict what affect further changes to the ACA would have on our business, especially given the new administration.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these cuts have been suspended from May 1, 2020 through March 31, 2021, will be reinstated in April 2021, and will remain in effect through 2030 unless additional Congressional action is taken. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. Further, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our product candidates and any future product candidates we develop, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 as part of the ACA. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 28 member states of the EU and Iceland, Liechtenstein, Norway, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

●	The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a member state of the EEA, this National MA can be recognized in other member states through the Mutual Recognition Procedure. If the product has not received a National MA in any member state at the time of application, it can be approved simultaneously in various member state through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the member state in which the MA is sought, one of which is selected by the applicant as the Reference

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

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union Orphan Designation and Exclusivity

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).

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

European Union Drug Marketing

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union member states, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

Reimbursement

Sales of our products, when and if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug or biological products exists in the United States. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, coverage determination is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Factors payors consider in determining reimbursement are based on whether the product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of biosimilars for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and reimbursement. Obtaining coverage and reimbursement for newly approved drugs and biologics is a time-consuming and costly process, and coverage may be more limited than the purposes for which a drug is approved by the FDA or comparable foreign regulatory authorities. Assuming coverage is obtained for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Additionally, coverage policies and third-party reimbursement rates may change at any time. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of prescribed products.

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

Employees and Human Capital Resources

As of February 28, 2021, we had 109 full-time employees and 27 part-time employees. Of our 136 full and part-time employees, 33, or 24%, have Ph.D. or M.D. degrees and 114, or 84%, are engaged in research and development activities. Pursuant to Austrian law, all of our Austrian employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

We are a clinical-stage biopharmaceutical company with no approved products and a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. For the years ended December 31, 2019 and 2020, we reported a net loss of $43.0 million and $44.1 million, respectively. As of December 31, 2020, we had an accumulated deficit of $147.1 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

●	pursue the clinical and preclinical development of our current and future product candidates;
●	leverage our technologies to advance product candidates into preclinical and clinical development;
●	seek regulatory approvals for product candidates that successfully complete clinical trials, if any;
●	attract, hire, and retain additional clinical, quality control and scientific personnel;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	establish our manufacturing capabilities through third parties or by ourselves and scale-up manufacturing to provide adequate supply for clinical trials and commercialization;
●	expand and protect our intellectual property portfolio;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly;
●	acquire or in-license other product candidates and technologies.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our non-replicating and replicating technologies and our product candidates derived from these technologies. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs, any future product candidates we may choose to pursue, when we begin to develop our own manufacturing capabilities and other corporate uses. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. Our expenses could increase beyond our current expectations if other unanticipated costs arise or if the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or other comparable foreign regulatory authorities requires us to perform clinical trials and other studies in addition to those that we currently anticipate. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current or future product candidates. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or terminate our research and development programs or future commercialization efforts.

As of December 31, 2020, we had approximately $143.2 million in cash, cash equivalents and restricted cash. Based on our research and development plans, we expect that our existing cash and cash equivalents at December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements depend on many factors, including:

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

We may evaluate various acquisitions and strategic partnerships, including acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;
●	the assumption of additional indebtedness or contingent liabilities;
●	the issuance of our equity securities;

●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integration;
●	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
●	our inability to generate revenue from acquired technology or products sufficient to meet our objectives in undertaking the acquisition.

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

All of our product candidates are in early stages of development, including our lead product candidate, HB-101, and our HB-201 and HB-202 product candidates, which are currently in a Phase 1/2 clinical trial, and as such will require extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an investigational new drug application, or IND, or biologics license application, or BLA, for regulatory approval for any of our product candidates or whether any such IND or BLA will be accepted for review by the FDA, or subsequently whether any such IND will go into effect or BLA will be approved upon review.

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

●	successful completion of preclinical studies and clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;
●	successful enrollment and completion of clinical trials;
●	successful data from our clinical program that support an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
●	scale-up of our manufacturing processes and formulation of our product candidates for later stages of development and commercialization;
●	establishing our own manufacturing capabilities or agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;
●	entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	successfully launching commercial sales of our product candidates, if and when approved;
●	acceptance of the product candidate’s benefits and uses, if and when approved, by patients, the medical community and third-party payors;
●	the prevalence and severity of adverse events experienced with our product candidates;
●	maintaining a continued acceptable safety profile of the product candidates following approval;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
●	qualifying for, maintaining, enforcing and defending intellectual property rights and claims.

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

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA, the EMA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authorities that a product candidate is safe, pure and potent or effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA or other comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA, the EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or preclinical studies;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA to the FDA, or similar foreign submission to the EMA or other comparable foreign regulatory authority, to obtain approval in the United States, the European Union or elsewhere;
●	the supply or quality of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate;
●	the FDA, the EMA or other comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA, the EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including HB-101, HB-201, HB-202 and any other future product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

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

Certain of our product candidates and all of our next generation product candidates are still in the preclinical development stage, and the risk of failure of preclinical programs is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies to obtain regulatory clearance to initiate human clinical trials, including based on INDs in the United States and clinical trial applications in Europe. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA, the EMA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our product candidates. As a result, we cannot be sure that submission of INDs or similar applications will result in the FDA, the EMA or other comparable foreign regulatory authorities allowing clinical trials to begin.

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

Further, others, including regulatory agencies, may not accept or agree with our interim, topline or preliminary analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

Our replicating technology is early in clinical development and could therefore prove to be unsafe.

Our replicating technology is an attenuated viral vector technology which is in a Phase 1/2 clinical trial. If our Phase 1/2 clinical trial for HB-201 and HB 201/HB-202 causes unexpected side effects that are not tolerable in the treatment of the relevant patient group, the further development of the product candidate and any other potential products based on the replicating technology may be significantly limited or become impossible.

Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

We have concentrated all of our research and development efforts on product candidates based on our non-replicating and replicating technologies, and our future success depends on the successful development of this therapeutic approach. Our non-replicating and replicating technologies utilize arenaviruses to activate CD8+ T cells and induce pathogen-neutralizing antibodies. There are no approved products that utilize the arenavirus. Because our non-replicating and replicating technologies are novel, regulatory agencies may lack experience with product candidates such as HB-101, HB-201 and HB-202, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. We have not yet succeeded and may not succeed in demonstrating safety and efficacy for any of our product candidates in ongoing or later-stage clinical trials or in obtaining marketing approval thereafter.

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

A trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. In the Phase 1 dose escalation portion of our Phase 1/2 trial for HB-201, we expect to enroll two groups of 20 patients each and future trials for HB-201 or other product candidates may similarly enroll a small number of patients. The preliminary results of trials with smaller sample sizes, such as our Phase 1/2 trial for HB-201, can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, making the trial results less reliable than trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that would have been possible to achieve in a larger trial.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	our ability to obtain and maintain patient consents;

●	the risk that patients enrolled in clinical trials will drop out of the trials before the manufacturing and infusion of our product candidates or trial completion; and
●	current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g. the COVID-19 pandemic).

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

The use of an arenavirus for the treatment of infectious diseases and tumors is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates, if approved, are accepted in the market, including:

●	the clinical indications for which our product candidates are approved;
●	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
●	the potential and perceived advantages of our product candidates over alternative treatments;
●	the prevalence and severity of any side effects;
●	the prevalence and severity of any side effects for virus-based therapeutic products, in particular, other prime-boost therapies;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the labeling approved by the FDA;
●	the timing of market introduction of our product candidates as well as competitive products;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
●	the effectiveness of our sales and marketing efforts.

In addition, although we are not utilizing fully replication competent live virus vectors, our replicating technology uses a replication attenuated vector and adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies, and reported side effects from any clinical trials using these technologies or the failure of such trials to demonstrate that these therapies are safe and effective may limit market acceptance of our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers, third-party payors or others in the medical community, we will not be able to generate significant revenue and we may not become profitable.

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

Our HB-201 and HB-202 product candidates are being developed to be used in combination with or without an approved checkpoint inhibitor, a currently approved cancer therapy. In the future, we may develop other product candidates to be used with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

The commercial success of product candidates based on our replicating technology will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of HB-201 or our other product candidates based on our replicating technology or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any product candidates based on our replicating technology that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

Our product candidates consist of a modified virus. Adverse developments in clinical trials of other immunotherapy products based on viruses, like oncolytic viruses, may result in a disproportionately negative effect for our non-replicating and replicating technologies as compared to other products in the field of infectious disease and immuno-oncology that are not based on viruses. Future negative developments in the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our product candidates.

We may not be successful in our efforts to identify and successfully commercialize additional product candidates.

Part of our strategy involves identifying novel product candidates. We have developed a pipeline of product candidates and intend to pursue clinical development of additional product candidates utilizing our non-replicating and replicating technologies. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

●	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
●	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;
●	potential product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
●	potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;
●	potential product candidates may not be effective in treating their targeted diseases or symptoms;
●	the market for a potential product candidate may change so that the continued development of that product candidate is no longer reasonable;
●	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
●	the regulatory pathway for a potential product candidate is highly complex and difficult to navigate successfully or economically.

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

Specifically, we face significant competition in CMV management from companies such as Helocyte, Inc., VBI Vaccines, Inc., Moderna, Inc., SL VaxiGen, Inc., Merck & Co., GlaxoSmithKline plc and Pfizer, Inc. In immuno-oncology for human papilloma virus-16 positive, or HPV16+, cancers, we face competition from companies such as Kite Pharma, a Gilead company, Advaxis, Inc., ISA Pharmaceuticals B.V., in collaboration with Regeneron Pharmaceuticals, Inc. and BioNtech AG. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. In addition, other immuno-oncology companies are developing the following technologies, including, but not limited to, neoantigens, bispecific antibodies, engineered cell therapies and tumor specific antigens in areas outside of CMV and HPV16+ cancers.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	our inability to commercialize any product candidate;
●	decreased demand for our product candidates or products that we may develop;

●	reputational damage;
●	withdrawal of clinical trial participants and inability to continue clinical trials;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	exhaustion of any available insurance and our capital resources; and
●	a decline in our share price.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries;
●	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the Foreign Corrupt Practices Act of 1977, or FCPA, Office of Foreign Assets Control Anti-Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

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

The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus spread globally, including within the United States and in March 2020 the World Health Organization declared COVID-19 a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●	continued delays or difficulties in enrolling and retaining patients in our clinical trials;
●	continued delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
●	risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	risk that we are unable to enroll participants in our clinical trials in adequate numbers;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	interruption or delays to our sourced discovery and clinical activities; and
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities.

If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

In June 2018, we entered into a research collaboration and license agreement with Gilead, or the Collaboration Agreement, which is focused on researching, developing and commercializing therapies for the treatment, cure, diagnosis and prevention of human immunodeficiency virus, or HIV, and hepatitis B virus, or HBV. Pursuant to the Collaboration Agreement, we granted Gilead a worldwide exclusive license to research, develop, manufacture and commercialize vaccine products for HIV and HBV using our non-replicating and replicating technologies. The collaboration involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, and provides us with royalty-based revenue if certain product candidates are successfully commercialized. Gilead is solely responsible for the preclinical and clinical development of the programs. Our lack of control over the clinical development under the Collaboration Agreement could result in delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended IND filings in a timely fashion, if at all. Additionally, Gilead has the right to terminate the Collaboration Agreement at any time for convenience. In the event Gilead terminates the Collaboration Agreement, we would be prevented from receiving any milestone payments, royalty payments and other benefits under that agreement, which would have a materially adverse effect on our results of operations. We cannot provide any assurance with respect to the success of the Collaboration Agreement.

In the future, we may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to product candidates we develop.

Our current collaboration with Gilead poses, and potential future collaborations involving our product candidates may pose, the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, including technology we in-license, products that compete directly or indirectly with our products or product candidates;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
●	collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;
●	if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated;
●	collaboration agreements may restrict our right to independently pursue new product candidates. For example, under the Collaboration Agreement, we are prohibited from, directly or indirectly, researching, developing, manufacturing or commercializing product candidates targeted to HIV or HBV; and
●	collaborations may be terminated by the collaborator, and, if terminated, we may suffer reputational harm, find it more difficult to attract new collaborators and be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

We rely and continue to rely on third parties to manufacture our clinical product supplies, and we may rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of clinical product supplies or product candidates or fail to do so at acceptable quality levels or prices.

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

Although we do intend to develop our own manufacturing facility, we currently rely on third parties as part of our manufacturing process and may, in any event, never be successful in developing our own manufacturing facility. Our reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	the production process for our product candidates is complex and requires specific know-how that only a limited number of CMOs can provide, as a result, we compete with other companies in the field for the scarce capacities of these organizations and may not be able to secure sufficient manufacturing capacity when needed;
●	we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA and comparable foreign regulatory authorities must inspect any manufacturers for cGMP compliance as part of our marketing application;
●	a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;
●	a change in manufacturers or certain changes in manufacturing processes/procedures will require that we conduct a manufacturing comparability study to verify that any new manufacturer or manufacturing process/procedure will produce our product candidate according to the specifications previously submitted to the FDA or other regulatory authority, to which we may be unsuccessful;
●	manufacturers may have little or no experience with viral vector products and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates;
●	manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
●	manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
●	manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products, if any;
●	manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards, of which we do not have control over;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;

●	manufacturers could breach or terminate their agreements with us;
●	raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available timely or may not be suitable or acceptable for use due to material or component defects;
●	manufacturers and critical suppliers may be subject to inclement weather, as well as natural or man-made disasters; and
●	manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

Additionally, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials which could lead to delays in these trials.

Any of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA and comparable foreign regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA and comparable foreign regulatory authorities could place significant restrictions on our company until deficiencies are remedied.

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

●	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	fines, warning or untitled letters or holds on clinical trials;
●	suspension of any ongoing clinical trials;
●	refusal by the FDA, the EMA or other comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
●	product seizure or detention, refusal to permit the import or export of our product candidates, or request that we initiate a product recall;
●	injunctions or the imposition of civil or criminal penalties or monetary fines; and
●	requiring us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

●	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic products;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;
●	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which was increased to 70% by the Bipartisan Budget Act of 2018, off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	new requirements to report certain financial arrangements with physicians and teaching hospitals;
●	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
●	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the former Trump Administration issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. We cannot predict what affect further changes to the ACA would have on our business.

It is possible that further healthcare reform measures enacted by states, the federal government, and foreign jurisdictions may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products, decreased potential returns from our development efforts, and in additional downward pressure on the price that we receive for any approved product. Compliance with new requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, we may need to change our current manner of operation, which could have a material adverse effect on our business, financial condition, and results of operations. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors.

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

Although we do not currently have any products on the market, if we obtain FDA approval for our product candidates, and begin commercializing those products in the United States, our operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by comparable foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, providing or paying any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute. On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of the this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed;
●	the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act and federal civil monetary penalty laws, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim or obligation to pay or transmit money to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;
●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or obtaining by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the pay (e.g., public or private) or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, and as amended again by the Omnibus Rule in 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the Final HIPAA Omnibus Rule, i.e. certain covered health plans, healthcare clearinghouses and healthcare providers, as well as their business associates, those independent contractors or agents of covered entities that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
●	the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS under the Open Payments Program information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect; and state laws related to insurance fraud in the case of claims involving private insurers; and
●	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers and data privacy and security laws and regulations that may be more stringent than those in the United States.

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the delay, reduction, termination or curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

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

European data collection and processing is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

The collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data regarding individuals in the European Economic Area is governed by the General Data Protection Regulation, or GDPR. The GDPR is wide ranging in scope and imposes several requirements on companies that process personal data, including requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, including to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for breach or non-compliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated, nor is it clear when Brexit will occur.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We license patents related to our non-replicating and replicating technologies and certain other intellectual property rights from third parties, including from the University of Geneva, the University of Basel and the University of Zurich and expect in the future to be party to other material license or collaboration agreements. These agreements typically impose numerous obligations, such as diligence and payment obligations, including in relation to revenues we may receive from any sublicenses we grant in respect of the licensed patents. If we fail to comply with our obligations under these agreements, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor and may face other adverse consequences. These licenses do and future licenses may also include provisions that impose obligations and restrictions on us that could delay or otherwise negatively impact a transaction that we may wish to enter into.

Disputes may also arise between us and our licensors regarding the license agreements we have with them, including with respect to:

●	the proper interpretation of the license agreement terms, including with respect to our right to sublicense patent rights and any other intellectual property rights to third parties and the amount of fees owed to the licensors as a result of such sublicenses;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and
●	the ownership of inventions and know-how created by us and our partners using a combination of our own intellectual property and that licensed from our licensors.

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

Our success depends in large part on our ability to obtain and maintain patent protection with respect to our non-replicating technology, including our HB-101 product candidate, obtain patent protection with respect to our replicating technology, including our HB-201, HB-202 and HB-300 product candidates, the vaccine product candidates we are developing with Gilead for HBV and HIV, and other proprietary product candidates. Although we own or license from others certain patent applications that cover the foregoing technologies and product candidates, we do not currently own or license from others issued patents covering all of the foregoing. Our reliance on patent applications carries certain risks associated with pending patent applications prior to the issuance of patents, as described below. If we do not adequately obtain and protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our product candidates that are important to our business. The patent application and approval process is expensive and time-consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We cannot predict:

●	if and when patents will issue from our patent applications;

●	the degree and range of protection any patents that we obtain will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;
●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
●	whether we will need to initiate litigation or administrative proceedings related to obtaining, protecting or enforcing our patents, which may be costly whether we win or lose.

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

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights may be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if patents do successfully issue from such applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If our patents are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded our products could be impaired. Such impairment could significantly impede our ability to market our products, negatively affect our competitive position and harm our business and operating results. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than United States law does. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our patent protection. No assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon patents we own. If these developments were to occur, it could have an adverse effect on our sales or market position. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates.

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

Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Various post grant review proceedings, such as inter partes review and post grant review, are available for any interested third party to challenge the patentability of claims issued in patents to us. These procedures are relatively new and can be unpredictable. It is also possible for third parties to file observations with various patent offices during the patent application process. In our European patent application directed to our non-replicating technology, an unknown third party submitted such an observation. Despite that submission, the European Patent Office proceeded to grant our patent.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and certain other development activities in the United States is not considered an act of infringement. If and when any of our another product candidates are approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we are aware of certain third party patents and applications that relate to similar subject matter as our technologies, we do not believe that any patent claims that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable. We may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware which cover materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license, which may not be available on commercially reasonable terms, if at all, or until such patent expires or is determined to be invalid or unenforceable. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Presently we have rights to certain intellectual property, through licenses from third parties and under patent applications that we own or will own, related to HB-101, HB-201 and HB-202 and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, such as the rights to use certain antigens, specific to future disease targets, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain non-replicating and replicating technologies we may not be able to obtain intellectual property to all uses of non-replicating and replicating technologies. Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. Even if we are able to obtain a license to use such intellectual property, it may be non-exclusive, which would not restrict the licensor party from giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the specific antigens that will be used with our product candidates may be covered by the intellectual property rights of others.

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

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technologies, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

●	pending patent applications that we own or license may not lead to issued patents;
●	patents, should they issue, that we own or license, may not provide us with any competitive advantages, or may be challenged and held invalid or unenforceable;
●	others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by our owned or in-licensed patents, should any such patents issue;
●	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
●	we, or our licensors, might not have been the first to make the inventions covered by a pending patent application that we own or license;
●	we, or our licensors, might not have been the first to file patent applications covering a particular invention;
●	others may independently develop similar or alternative technologies without infringing our intellectual property rights;
●	we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
●	third parties may assert an ownership interest in our intellectual property, including our in-licensed patent rights, and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;

●	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
●	we may not develop or in-license additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business and results of operation.

Risks Related to Employee Matters, Managing Our Growth and Other Risks

The contractual obligations of Daniel Pinschewer to the University of Basel may present conflicts of interest.

Daniel Pinschewer, M.D., Founder and Chief Scientific Officer until March 2020, who serves as our Scientific Advisor to the Chief Executive Officer, provided research services to us pursuant to a consulting agreement and will continue to do so upon execution of a new consultancy agreement. Dr. Pinschewer is also an employee of the University of Basel where he engages in, among other activities, academic research related to arenaviruses and our technology platform. Pursuant to a separate research service agreement with the University of Basel, the university provides us with on-going services with respect to our technologies, and employs the services of Dr. Pinschewer to perform some of these services. As an employee of the University of Basel, Dr. Pinschewer is subject to the university’s rules of conduct, such as confidentiality, academic objectivity and transparency of research with respect to his academic research. As a result of Dr. Pinschewer’s obligations to the University of Basel and his future role as our Scientific Advisor to the Chief Executive Officer, circumstances may arise that could create or appear to create conflicts of interest when, we, the University of Basel or Dr. Pinschewer are faced with decisions that could have different implications for the University of Basel and our company. Additionally, we would not automatically obtain rights to inventions that are developed by Dr. Pinschewer unless the inventions were made in the course of his consulting services to us. Furthermore, other research being conducted by the University of Basel may receive higher priority than research and services related to our technology platform. Any potential disagreement or dispute that may arise with the University of Basel relating to the ownership of Dr. Pinschewer’s inventions, conflicts of interest or otherwise may result in a delay or termination of the research, development or commercialization of our product candidates or may have other negative consequences for our company.

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

As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

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

The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our common stock may be influenced by many factors, including:

●	the commencement, enrollment or results of the clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations if needed;
●	our failure to commercialize our product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;

●	the size and growth of our initial cancer target markets;
●	our ability to successfully treat additional types of cancers or at different stages;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

Our Class A common stock has no voting rights. As a result, all matters submitted to our stockholders are decided by the vote of holders of our common stock. Our executive officers, directors, and 5% stockholders beneficially own approximately 65% of our outstanding voting stock. These stockholders may be able to determine many matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

Further, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;
●	the timing and outcomes of clinical trials for our current and any other future product candidates;
●	the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
●	our ability to adequately support our future growth;
●	potential unforeseen business disruptions that increase our costs or expenses;
●	future accounting pronouncements or changes in our accounting policies; and
●	the changing and volatile global economic environment.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
●	a requirement that special meetings of stockholders be called only by our board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
●	a requirement of approval of (i) not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action and (ii) the majority of the outstanding shares of our voting stock to amend specific provisions of our certificate of incorporation; and
●	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

General Risks

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, being permitted to present only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, as well as reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering in April 2019, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are a smaller reporting company under Rule 12b-2 of the Exchange Act. For so long as we remain a smaller reporting company, we are permitted and plan to rely on exemptions from certain disclosure requirements, including reduced disclosure obligations regarding executive compensation. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “HOOK” on The Nasdaq Global Select Market and has been publicly traded since April 18, 2019. Prior to this time, there was no public market for our common stock.

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

As of December 31, 2020, we have used $2.4 million of the net proceeds from the IPO, consisting of $2.3 million used in operations and $0.1 million for the purchase property, plant, and equipment. The remaining net proceeds from the offering have been partially invested in a money market fund and partially deposited in bank accounts with investment grade financial institutions. There has been no material change in our planned use of the net proceeds from the offering as described in our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on April 17, 2019.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data

Reserved.

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

Overview

We are a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics based on our proprietary arenavirus platform that is designed to target and amplify a T cell and immune response to disease. Our replicating and non-replicating technologies are engineered to induce robust and durable antigen-specific CD8+ T cell responses and pathogen-neutralizing antibodies. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes as they are designed to induce CD8+ T cell response levels previously not achieved by other immunotherapy approaches.

Our oncology portfolio includes two product candidates, HB-201 and HB-202, which both use our replicating technology, are in development for the treatment of Human Papillomavirus 16-positive cancers in a Phase 1/2 clinical trial.

Our non-replicating prophylactic Cytomegalovirus (CMV) vaccine candidate, HB-101, is a potential first in-class compound in a Phase 2 clinical trial for patients awaiting kidney transplantation. To expand our infectious disease portfolio, we entered into a collaboration and licensing agreement with Gilead Sciences, Inc. to research arenavirus functional cures for HIV and chronic Hepatitis B infections. Both programs are advancing to the clinic and Gilead is reserving manufacturing capacity and expanded resources to support future clinical trials.

We have funded our operations to date primarily from private placements of our redeemable convertible preferred stock, with aggregate gross proceeds of approximately $142.5 million, grant funding and loans from an Austrian government agency, and $22.2 million in upfront and milestone payments from Gilead in connection with a research collaboration and license agreement. On April 23, 2019, we completed an initial public offering of our common stock (IPO) in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3.9 million shares of our common stock, at $11.75 per share, for gross proceeds of $45.9 million, or net proceeds of $42.6 million, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for gross proceeds of $35.0 million, or net proceeds of $32.4 million.

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

All of our product candidates, including our most advanced product candidate, HB-101, will require substantial additional development time and resources before we would be able to apply for and receive regulatory approvals and begin generating revenue from product sales. Before launching our first products, if approved, we plan to establish our own manufacturing facility to minimize or eliminate our reliance on contract manufacturing organizations (CMOs) which will require substantial capital expenditures and cause additional operating expenses. We currently have no marketing and sales organization and have no experience in marketing products; accordingly, we will incur significant expenses to develop a marketing organization and sales force in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. In addition, we expect to continue to incur legal, accounting and other expenses in operating our business, including the costs associated with operating as a public company.

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

We have incurred net losses each year since our inception in 2011, including net losses of $44.1 million for the year ended December 31, 2020 and $43.0 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $147.1 million and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish a commercial manufacturing facility.

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

In addition, certain aspects of our supply chain were temporarily impacted as certain of our third party suppliers and manufacturers had paused their operations in response to the COVID-19 pandemic or had otherwise encountered delays in providing their services. The uncertainties resulting from the COVID-19 pandemic have led us to focus on our core programs, HB-101, HB-201 and HB-202 as well as research and development activities under our collaboration with Gilead. Certain earlier stage programs, including HB-300, have been temporarily de-prioritized and were only allocated the resources that could be made available without impacting our core programs. We continue to evaluate the extent to which these pauses and delays will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. The ultimate impact of the coronavirus pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

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

On June 4, 2018, we entered into a Research Collaboration and License Agreement, or the Collaboration Agreement, with Gilead to evaluate potential vaccine products using or incorporating our replicating technology and non-replicating technology for the treatment, cure, diagnosis or prevention of HBV and HIV.

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

Since entering into the Collaboration Agreement, we have received from Gilead the non-refundable upfront payment of $10.0 million and $12.2 million in milestone payments for the achievement of pre-clinical research milestones. In addition, we have recognized $19.3 million of cost reimbursements for research and development services performed under the Collaboration Agreement.

Operating Expenses

Our operating expenses since inception have only consisted of research and development costs and general administrative costs.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting a Phase 1 clinical trial and the ongoing Phase 2 clinical trial for HB-101 as well as initiating a Phase 1/2 trial for HB-201 and preparing an investigational new drug (IND) application for HB-202. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
●	expenses incurred in connection with the preclinical development of our programs and clinical trials of our product candidates, including under agreements with third parties, such as consultants, contractors, academic institutions and contract research organizations (CROs);
●	the cost of manufacturing drug products for use in clinical trials, including under agreements with third parties, such as CMOs, consultants and contractors;
●	laboratory costs;
●	leased facility costs, equipment depreciation and other expenses, which include direct and allocated expenses; and

●	intellectual property costs incurred in connection with filing and prosecuting patent applications as well as third-party license fees.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. As of December 31, 2020, we had foreign net operating loss carryforwards of $163.2 million with no expiry date, resulting in a deferred tax asset of $47.9 million. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of December 31, 2020.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Revenue from collaboration and licensing	$19,584	$11,942
Operating expenses:
Research and development	(54,787)	(46,312)
General and administrative	(18,082)	(16,715)
Total operating expenses	(72,869)	(63,027)
Loss from operations	(53,285)	(51,085)
Other income (expense):
Grant income	6,517	6,737
Interest income	400	1,587
Interest expense	(786)	(877)
Other income and expenses, net	3,072	601
Total other income (expense), net	9,203	8,048
Net loss before tax	(44,082)	(43,037)
Income tax expense	(0)	(0)
Net loss	$(44,082)	$(43,037)

Revenue from Collaboration and Licensing

Revenue was $19.6 million for the year ended December 31, 2020, compared to $11.9 million for the year ended December 31, 2019.

The increase of $7.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to higher cost reimbursements received under the Collaboration Agreement with Gilead, the recognition of cost reimbursements initially recognized as deferred revenue, and the partial recognition of a milestone payment we received from Gilead in February 2020. For the year ended December 31, 2020, revenue included $11.9 million from reimbursement of research and development expenses, $4.4 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and a milestone payment of $4.0 million that we received in February 2020, $1.1 million from recognition of deferred revenue related to cost reimbursements, as well as $2.2 million of revenue that was recognized upon the achievement of a research milestones in June and December 2020.

For the year ended December 31, 2019, revenue from reimbursement of research and development expenses was $4.3 million, revenue from partial recognition of the upfront payment was $4.4 million, and $3.2 million of revenue was recognized upon the achievement of research milestones in May and December 2019. No revenue from deferred revenue related to cost reimbursements was recognized in the year ended December 31, 2019.

Research and Development Expenses

For the year ended December 31, 2020, our research and development expenses were $54.8 million, compared to $46.3 million, for the year ended December 31, 2019.

The primary driver of the increase in research and development expenses of $8.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was an increase in internal research and development expenses of $8.9 million, partially offset by a decrease in direct research and development expenses of $0.4 million. The primary drivers of the increase in internal research and development expenses were an increase in personnel expenses, including stock based compensation, by $6.3 million, an increase in facility related expenses of

$0.6 million and an increase in other internal costs of $2.0 million. The decrease in direct expenses was primarily due to a decrease in research and development service expenses of $0.3 million, along with a decrease in manufacturing and quality control expenses by $0.1 million and a decrease of other direct research and development expenses of $2.2 million, partially offset by an increase in clinical trial expenses of $1.8 million and an increase in laboratory expenses of $0.4 million. Manufacturing, quality control expenses and other direct research and development expenses primarily decreased due to the high level of expenses in the prior year period due to the preparation costs of clinical trials for our HB-201 and HB-202 programs and the expansion of earlier stage programs. Clinical trial expenses increased due to the increase in the number of active clinical sites for our HB-101 and HB-201 trials and increased patient recruitment. Personnel-related research and development expenses increased primarily due to our increased research and development headcount and an increase in stock compensation expenses. In addition, an increase in facility related costs and in other internal costs contributed to the overall increase in internal research and development expenses for year ended December 31, 2020 compared to the year ended December 31, 2019.

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Year ended December 31,
	2020	2019
Direct research and development expenses by program:
HB-101	$6,020	$5,120
HB-201/202	11,162	12,931
Gilead partnered programs(1)	9,129	2,628
Other and earlier-stage programs	7,298	13,365
Sub-total direct expenses	33,609	34,044
Internal research and development expenses:
Personnel related (including stock-based compensation)	14,833	8,518
Facility related	2,224	1,588
Other internal costs	4,121	2,162
Sub-total internal expenses	21,178	12,268
Total research and development expenses	$54,787	$46,312

(1) Expenses incurred by us in connection with Gilead partnered programs are reimbursed to us by Gilead and accounted for as revenue.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were $18.1 million, compared to $16.7 million for the year ended December 31, 2019.

The increase of $1.4 million was primarily due to an increase in personnel-related expenses of $1.8 million, and an increase in other general and administrative expenses of $0.8 million, partially offset by a decrease in professional and consulting fees of $1.2 million. The increase in personnel-related expenses resulted from increased stock compensation expenses, increased salaries and a growth in headcount in our general and administrative functions. The decrease in professional and consulting fees resulted from the prior-year effect related to our IPO closing in April 2019 partially offset by an increase in costs associated with ongoing business activities and costs to operate as a public company. The increase in other general and administrative expenses was primarily driven by higher costs for directors’ and officers’ insurance.

Grant Income

In the year ended December 31, 2020 we recorded grant income of $6.5 million, compared to $6.7 million in the year ended December 31, 2019 from grants, research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The decrease of $0.2 million was primarily due the expiry of two grants from the Austrian Research Promotion Agency (FFG) which was partially offset by higher income from research and development incentives.

Interest Income and Expense

Interest income was $0.4 million for the year ended December 31, 2020, compared to $1.6 million for the year ended December 31, 2019. The decrease of $1.2 million in the year ended December 31, 2020 was due to the drop in interest rates in the United States and lower average balances of cash and cash equivalents throughout the year 2020 until the public offering in December 2020. Interest income represents interest from cash and cash equivalents held in US dollars resulting from the proceeds from the issuance of common and preferred stock, including our IPO and recent follow-on public offering as well as payments received under our Collaboration Agreement with Gilead. During the year ended December 31, 2020 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros at our Austrian subsidiary that produced no material interest income due the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.8 million for the year ended December 31, 2020, compared to $0.9 million for the year ended December 31, 2019. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other income was $3.1 million for the year ended December 31, 2020, compared to $0.6 million for the year ended December 31, 2019. The increase of $2.5 million in the year ended December 31, 2020 resulted primarily from realized exchange rate differences and foreign currency remeasurements.

In April 2020, we applied for support under the Corona Short-term Work Program in Austria to mitigate the financial impact of the COVID-19 pandemic. In the year ended December 31, 2020, we recognized $0.2 million in other operating income from non-refundable subsidies under this support program. We used the Short-term Work Program from April 1, 2020 to June 30, 2020.

Liquidity and Capital Resources

Since our inception in 2011, we have funded our operations primarily through private placements of our convertible preferred stock and proceeds from our IPO and follow-on public offering, from grants, research incentives and borrowings under various agreements with public funding agencies, and from an upfront payment, milestone payments and reimbursement of research and development expenses pursuant to the Collaboration Agreement with Gilead.

We have raised gross proceeds of approximately $142.5 million from the issuance of our convertible preferred stock and $22.2 million from non-refundable upfront and milestone payments pursuant to the Collaboration Agreement with Gilead. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, for gross proceeds of $45.9 million, or net proceeds of $42.6 million, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for gross proceeds of $35.0 million, or net proceeds of $32.4 million. As of December 31, 2020, the principal amount outstanding under loans from government agencies was $6.6 million and we had cash, cash equivalents and restricted cash of $143.2 million.

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

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of December 31, 2020, the unamortized debt discount related to FFG Loans was $2.0 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of December 31, 2020, we had an accumulated deficit of $147.1 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our non-replicating and replicating technologies and our product candidates derived from these technologies. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may choose to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate uses. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current or future product candidates.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(39,339)	$(41,731)
Net cash used in investing activities	(2,371)	(1,999)
Net cash provided by financing activities	73,420	109,751
Net increase (decrease) in cash and cash equivalents	31,710	66,021

Cash Used in Operating Activities

During the year ended December 31, 2020, cash used in operating activities was $39.3 million, which consisted of a net loss of $44.1 million, adjusted by non-cash charges of $12.9 million and changes in our operating assets and liabilities of $8.1 million. The non-cash charges consisted of stock-based compensation of $8.7 million, depreciation and amortization expense of $4.1 million, and other non-cash items of $0.1 million. The change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $8.1 million, an increase in accounts receivable of $3.6 million, a decrease in operating lease liabilities of $1.8 million, an increase in other non-current assets of $1.1 million, a decrease of accrued expenses and other current liabilities of $0.2 million and a decrease in other non-current liabilities of $0.1 million, partially offset by an increase in accounts payable of $6.3 million and an increase of deferred revenues of $0.5 million. Changes in prepaid expenses and other current assets, accounts payable, accounts receivables and other non-current assets in the year ended December 31, 2020 were generally due to growth in our business, the advancement of our research programs and the timing of invoicing and payments. Changes in operating lease liabilities in the year ended December 31, 2020 were mainly due to regular lease payments.

During the year ended December 31, 2019, cash used in operating activities was $41.7 million, which consisted of a net loss of $43.0 million, adjusted by non-cash charges of $8.7 million and changes in our operating assets and liabilities of $7.4 million. The non-cash charges consisted of stock-based compensation of $5.6 million, depreciation and amortization expense of $3.1 million, and other non-cash items of $0.1 million. The change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $6.0 million, a decrease in deferred revenues of $4.4 million, a decrease of accounts receivable of $3.6 million, and a decrease in operating lease liabilities of $2.4 million, partially offset by an increase in accounts payable of $4.2 million and an increase in accrued expenses and other current liabilities of $4.0 million. Changes in accounts payable, prepaid expenses and other current assets and liabilities in the year ended December 31, 2019 were generally due to growth in our business, the advancement of our research programs and the timing of invoicing and payments. Changes in operating lease liabilities in the year ended December 31, 2019 were mainly due to a prepayment related to embedded leases and regular lease payments.

Cash Used in Investing Activities

During the years ended December 31, 2020 and 2019, cash used in investing activities was $2.4 million and $2.0 million, respectively, which resulted from capital expenditures in connection with leasehold improvements to expand our laboratory space and for purchase of property and equipment.

Cash Provided by Financing Activities

During the year ended December 31, 2020, cash provided by financing activities was $73.4 million, which consisted mainly of net proceeds of $75.0 million from our follow-on public offering in December 2020, partially offset by a repayment of a loan of $1.3 million.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Calendar Year
		Less Than	1 - 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years
Lease commitments	$6,442	$2,119	$4,182	$141	$—
CMO commitments	11,871	11,871	—	—	—
Debt obligations	6,564	—	5,268	1,296	—

Total	$24,877	$13,990	$9,450	$1,437	$—

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

In September 2013, we entered into a Biological Materials License Agreement with NIH for a worldwide, nonexclusive license to make, have made, import and use certain cells and cell clones developed at the Vaccine Research Center of the NIH, i.e., the NIH Licensed Products, to manufacture viral vectors based on our proprietary arenavirus-based vectors. Pursuant to the terms of the NIH Agreement, we are obligated to pay the NIH low to mid six figure annual royalty payments, increasing as our most developed product candidate manufactured from NIH Licensed Products proceeds through development stages. We must also pay the NIH 10% of any consideration we receive from sublicensees.

In October 2020, we entered into a license agreement with the University of Basel for an exclusive, worldwide, royalty-bearing license for a tri-segmented arenavirus Split vector technology. We are required to use reasonable efforts to make commercially available licensed products. Pursuant to the license agreement, we are obligated to pay the University of Basel an annual fee which is fully deductible from any milestone, royalty or sublicense payments. We are also obligated to pay nominal milestone payments for each licensed product upon the achievement of certain development and regulatory milestones and to pay royalties of low single digits of net sales of licensed products. We are also obligated to pay a low double digit to low single digit percentage of the sublicense fees that we may receive from sublicensing.

In the year ended December 31, 2020, we recorded $1.2 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2020, $0.1 million payable from sublicensing fees were included in accounts payable. In the year ended December 31, 2019, we recorded $1.9 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2019, no payable from sublicensing fees were included in accrued expenses and other current liabilities or accounts payable.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 19, 2020.

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

Leasing

The determination whether an arrangement is qualified as a lease is made at contract inception. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. We use the implicit rate when readily determinable and our incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. The lease payments used to determine operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized as operating lease assets on the consolidated balance sheets. Certain of our arrangements contain lease and non-lease components. We applied an accounting policy choice to separate or not to separate lease payments for the identified assets from any non-lease payments included in the contract by asset class. Operating leases are reflected in operating lease assets, in accrued expenses and other current liabilities and in non-current operating lease liabilities in our consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Discussion of the year ended December 31, 2019 compared with the year ended December 31, 2018 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 19, 2020.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of December 31, 2020 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $143.2 million as of December 31, 2020, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is founded in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial report as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.  Principal Accountant’s Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Part IV

Item 15.  Exhibits.

(1) Financial Statements

The following documents are included on pages F-1 through F-7 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

4.2

Shareholders Agreement among HOOKIPA Pharma Inc. and certain of its shareholders, dated February 15, 2019 (filed as Exhibit 4.1. to the Company’s Current Report on Form 8-K filed on April 23 (File No. 001-38869) and incorporated herein by reference)

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to the Form 10-K filed on March 19, 2020).

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

10.15

Lease by and between the Registrant and Marxbox Bauprojekt GmbH & Co OG, dated February 3, 2012, as supplemented by the Lease Agreement, dated April 2, 2014 (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.16

Lease by and between the Registrant and Wüstenrot Marxbox GmbH & Co KG, dated May 15, 2018 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.17†*	Collaboration and License Agreement, by and between Hookipa Biotech AG and Gilead Sciences, Inc., dated as of June 4, 2018, as amended on December 22, 2019

10.18†

Patent License Agreement, by and between Hookipa Biotech GmbH and the University of Zurich, dated as of October 6, 2011 (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.19†

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

10.22

Funding Contract, by and between Hookipa Biotech AG and The Austrian Research Promotion Agency, dated August 8, 2012, as extended by the Funding Contract, dated December 17, 2013, and the Funding Contract, dated May 22, 2015 (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.23*

Funding Contract, by and between Hookipa Biotech AG and The Austrian Research Promotion Agency, dated December 16, 2014, as extended by the Funding Contract, dated October 4, 2016, the Funding Contract, dated February 27, 2018, and the Funded Contract dated October 25, 2019

10.24

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

32.1+	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

* Filed herewith.

+	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKIPA Pharma Inc.

Date: March 18, 2021	By:	/s/ Joern Aldag
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

Signature	Title(s)	Date

/s/ Joern Aldag	Chief Executive Officer and Director	March 18, 2021
Joern Aldag	(Principal Executive Officer)

/s/ Reinhard Kandera	Chief Financial Officer and Director	March 18, 2021
Reinhard Kandera	(Principal Financial and Accounting Officer)

/s/ Jan van de Winkel
Jan van de Winkel, Ph.D.	Chairman of the Board	March 18, 2021

/s/ Michael A. Kelly
Michael A. Kelly	Director	March 18, 2021

/s/ David Kaufman
David Kaufman	Director	March 18, 2021

/s/ Christoph Lengauer
Christoph Lengauer, Ph.D.	Director	March 18, 2021

/s/ Julie O’Neill
Julie O’Neill	Director	March 18. 2021

/s/ Graziano Seghezzi
Graziano Seghezzi	Director	March 18, 2021

/s/ Jean-Charles Soria
Jean-Charles Soria, M.D., Ph.D.	Director	March 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of HOOKIPA Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HOOKIPA Pharma Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Vienna, Austria

March 18, 2021

PwC Wirtschaftsprüfung GmbH

/s/ Stefano Mulas

German Certified Public Accountant

We have served as the Company's, or its predecessors, auditor since 2012, which includes periods before the Company became subject to SEC reporting requirements.

PART I—FINANCIAL INFORMATION

HOOKIPA PHARMA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$142,743	$113,151
Accounts receivable	5,542	1,537
Receivable research incentives	15,115	8,190
Prepaid expenses and other current assets	8,104	5,139
Total current assets	171,504	128,017
Non-current assets:
Restricted cash	434	424
Property and equipment, net	6,219	5,126
Operating lease right of use assets	6,452	7,875
Finance lease right of use assets	1,298	1,602
Other non-current assets	1,910	701
Total non-current assets	16,313	15,728

Total assets	$187,817	$143,745

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,009	$944
Deferred revenues	3,750	3,591
Operating lease liabilities, current	1,998	1,814
Accrued expenses and other current liabilities	7,386	8,406
Total current liabilities	21,143	14,755
Non-current liabilities
Loans payable, non-current	4,537	3,495
Operating lease liabilities, non-current	3,819	5,290
Deferred revenues, non-current	784	72
Other non-current liabilities	1,411	2,234
Total non-current liabilities	10,551	11,091
Total liabilities	31,694	25,846

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; Series A convertible preferred stock, 2,978 shares and zero shares designated, 2,978 shares and zero shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	0	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 25,948,712 shares and 21,746,392 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	3	3
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 3,819,732 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	0	0
Additional paid-in capital	309,288	225,568
Accumulated other comprehensive loss	(6,067)	(4,653)
Accumulated deficit	(147,101)	(103,019)
Total stockholders’ equity	156,123	117,899

Total liabilities and stockholders’ equity	$187,817	$143,745

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenue from collaboration and licensing	$19,584	$11,942	$7,629
Operating expenses:
Research and development	(54,787)	(46,312)	(21,965)
General and administrative	(18,082)	(16,715)	(6,844)
Total operating expenses	(72,869)	(63,027)	(28,809)
Loss from operations	(53,285)	(51,085)	(21,180)
Other income (expense):
Grant income	$6,517	$6,737	$5,612
Interest income	400	1,587	0
Interest expense	(786)	(877)	(778)
Other income and expenses, net	3,072	601	133

Total other income, net	9,203	8,048	4,967

Net loss before tax	(44,082)	(43,037)	(16,213)

Income tax expense	(0)	(0)	(24)

Net loss	(44,082)	(43,037)	(16,237)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	(1,414)	(933)	(2,358)
Comprehensive loss	$(45,496)	$(43,970)	$(18,595)

Net loss per share — basic and diluted	$(1.69)	$(2.41)	$(17.76)

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

										Accumulated
	Redeemable Convertible		Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances as of January 1, 2018	1,323,506	104,774	—	—	911,777	0	—	—	2,451	(1,362)	(43,745)	(42,656)
Issuance of common stock upon exercise of stock options	—	—	—	—	94,818	0	—	—	9	—	—	9
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(2,358)	—	(2,358)
Stock-based compensation expense	—	—	—	—	—	—	—	—	867	—	—	867
Net loss	—	—	—	—	—	—	—	—	—	—	(16,237)	(16,237)
Balances as of December 31, 2018	1,323,506	104,774	—	—	1,006,595	0	—	—	3,327	(3,720)	(59,982)	(60,375)
Issuance of Series D preferred stock, net of issuance costs of $158	257,000	37,274		—	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering at $14.00 per share for cash, net of issuance costs of $9,386	—	—	—	—	6,000,000	1	—	—	74,614	—	—	74,615
Conversion of Series A, B, C and D preferred stock into common stock upon initial public offering	(1,580,506)	(142,048)	—	—	14,582,161	2	3,819,732	0	142,046	—	—	142,048
Issuance of common stock upon exercise of stock options	—	—	—	—	157,636	0	—	—	16	—	—	16
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(933)	—	(933)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,565	—	—	5,565
Net loss	—	—	—	—	—	—	—	—	—	—	(43,037)	(43,037)
Balances as of December 31, 2019	—	$—	—	$—	21,746,392	$3	3,819,732	$0	$225,568	$(4,653)	$(103,019)	$117,899
Issuance of Series A convertible preferred stock upon public offering at $11,750 per share for cash, net of issuance costs of $2,565	—	—	2,978	0	—	—	—	—	32,426	—	—	32,426
Issuance of common stock upon public offering at $11.75 per share for cash, net of issuance costs of $3,368	—	—	—	—	3,910,000	0	—	—	42,574	—	—	42,574
Issuance of common stock upon exercise of stock options	—	—	—	—	255,011	0	—	—	63	—	—	63
Vesting of restricted stock	—	—	—	—	1,060	0	—	—	(0)	—	—	—
Vesting of equity grants	—	—	—	—	36,249	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(1,414)	—	(1,414)
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,657	—	—	8,657
Net loss	—	—	—	—	—	—	—	—	—	—	(44,082)	(44,082)
Balances as of December 31, 2020	—	$—	2,978	$0	25,948,712	$3	3,819,732	$0	$309,288	$(6,067)	$(147,101)	$156,123

The accompanying notes are an integral part of these consolidated financial statements

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(44,082)	$(43,037)	$(16,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,657	5,565	867
Depreciation and amortization expense	4,150	3,067	640
Other non-cash items	53	52	7
Changes in operating assets and liabilities:
Accounts receivable	(3,576)	(3,619)	(4,991)
Prepaid expenses and other current assets	(8,111)	(6,005)	(7,049)
Other non-current assets	(1,080)	869	(1,465)
Accounts payable	6,298	4,203	3,413
Deferred revenues	511	(4,442)	8,587
Operating lease liabilities	(1,833)	(2,396)	—
Accrued expenses and other liabilities	(326)	4,012	1,230

Net cash used in operating activities	(39,339)	(41,731)	(14,998)

Investing activities:
Purchases of property and equipment	(2,371)	(1,999)	(2,150)

Net cash used in investing activities	(2,371)	(1,999)	(2,150)

Financing activities:
Payments related to finance leases	(108)	(1,437)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	37,274	6,439
Proceeds from issuance of convertible preferred stock, net of issuance costs	32,426	—	—
Proceeds from issuance of common stock, net of issuance costs	42,637	74,756	9
Payments for deferred offering costs	(224)	—	—
Proceeds from borrowings	—	—	425
Repayments of borrowings	(1,311)	(842)	—

Net cash provided by financing activities	73,420	109,751	6,873

Net increase (decrease) in cash, cash equivalents and restricted cash	31,710	66,021	(10,275)

Cash, cash equivalents and restricted cash at beginning of period	113,575	48,580	61,362
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,108)	(1,026)	(2,507)
Cash, cash equivalents and restricted cash at end of period	$143,177	$113,575	$48,580

Supplemental disclosure of cash flow information:
Cash paid for interest	$(97)	$(64)	$(71)
Cash paid for income taxes	$(0)	$—	$(24)

Supplemental disclosure of non-cash financing activities:
Conversion of redeemable preferred shares upon the IPO	$—	$142,048	$—
Property and equipment additions in accounts payable and accrued expenses	$16	$(10)	$545

The accompanying notes are an integral part of these consolidated financial statements

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the business and organization

HOOKIPA Pharma Inc. (“HOOKIPA” or the “Company”) is a clinical stage biopharmaceutical company developing a new class of immunotherapeutics based on its proprietary arenavirus platform that is designed to reprogram the body’s immune system.

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

Stock split

On April 5, 2019, the Company effected a 11.643-for-one stock split of its issued and outstanding shares of common stock. The par value of the common stock was not adjusted as a result of the split. All issued and outstanding share and per share amounts of common stock and options included in the accompanying consolidated financial statements have been adjusted to reflect this stock split for all periods presented. The conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 9) have been adjusted proportionally.

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

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through December 31, 2020, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $44.1 million, $43.0 million and $16.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company had an accumulated deficit of $147.1 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 18, 2021, the filing date of this Annual Report on Form 10-K, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the consolidated financial statements.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company’s accounting estimates and assumptions may change over time in response to COVID-19 and the change could be material

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in future periods. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

Foreign currency and currency translation

The functional currency for the Company is the United States dollar and the functional currency for the Company's wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro.

Assets and liabilities of Hookipa Biotech GmbH are translated into United States dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders' Equity (Deficit) as a component of Accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the Consolidated Statements of Operations and Comprehensive Loss as incurred.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. The net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with investment grade U.S. financial institutions and have been partially invested in a money market fund as of December 31, 2020. The money market fund, held in U.S. dollar, is primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2019 and December 31, 2020, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of December 31, 2020 and December 31, 2019, respectively, one customer accounted for the majority of the accounts receivable balance. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018 one customer accounted for the majority of the Company’s sales. No other customers accounted for more than 10.0% of accounts receivable or net sales. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2019 and December 31, 2020 cash equivalents consisted of money market funds.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The determination whether an arrangement qualifies as a lease is made at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company uses the implicit rate when readily determinable and uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. The lease payments used to determine operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized as operating lease assets on the consolidated balance sheets. In addition, certain of the Company’s arrangements contain lease and non-lease components. The Company generally separates lease payments from non-lease payments. Operating leases are reflected in operating lease assets, in accrued expenses and other current liabilities and in non-current operating lease liabilities in the consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The right-of-use asset is tested for impairment in accordance with Accounting Standards Codification (“ASC”) 360.

Capitalized Software Development Cost

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as software business applications used in the normal course of business, are capitalized in accordance with ASC 350. These costs are recognized on a straight-line basis in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement, over the term of the arrangement, plus reasonably certain renewals. No amortization expense associated with the Company's cloud computing arrangements has been recognized during the fiscal year ended December 31, 2020 (see Note 5). The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value,

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2020, 2019 and 2018.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Sales-based milestones and royalty payments

The Gilead Agreement also includes certain sales-based milestone and royalty payments upon successful commercialization of a licensed product. In accordance with ASC 606-10-55-65 Sales Based or Usage Based Royalties, the Company recognizes revenues from sales-based milestone and royalty payments at the later of (i) the occurrence of the subsequent sale; or (ii) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied. The Company anticipates recognizing these milestones and royalty payments if and when subsequent sales are generated from a licensed product by the collaboration partner.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Redeemable convertible preferred stock

Upon the closing of the Company’s IPO on April 23, 2019, the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock or Class A common stock. Prior to the conversion, the Company had applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and had therefore classified the Series A, Series B, Series C and Series D redeemable convertible preferred stock as mezzanine equity. The redeemable convertible preferred stock was recorded outside of stockholders’ equity because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock would have become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares would have been distributed in accordance with the liquidation preferences set forth in the Company’s Preferred Stock agreements. The Company had determined not to adjust the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur.

Stock-based compensation

The Company measures stock-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model for options or the difference between the purchase price per

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Comprehensive loss

Comprehensive loss includes net loss and foreign currency translation adjustments. For the years ended December 31, 2020, 2019 and 2018, comprehensive loss included $1.4 million, $0.9 million and $2.4 million of foreign currency translation loss adjustments, respectively.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period, including potential dilutive shares assuming the dilutive effect of outstanding stock options and of convertible preferred stock. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their affect is anti-dilutive.

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.

Adopted as of current period

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether cost of the lease is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvement for Lessors, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU 2016-02 (collectively, the new leasing standards) effective January 1, 2019. The new leasing standards were adopted using the modified retrospective transition approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also elected the practical expedient to not reassess certain land easements, elected to use hindsight in determining the lease term and made an accounting policy election to not recognize leases with an initial term of 12 months or less within the consolidated balance sheets and to recognize those lease payments on a straight-line basis in the consolidated statements of operations over the lease term. Upon adoption of the new leasing standards an operating lease asset of $3.3 million and a corresponding operating lease liability of $3.3 million were recorded in the consolidated balance sheets. The adoption of the new leasing standards did not have a material impact on the Company’s consolidated statements of operations.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2018, the FASB issued ASU 2018‑15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The Company adopted the new standard on January 1, 2020 on a prospective basis. The adoption of this standard had no impact on the Company’s financial statements at the date of adoption; however, the Company anticipates the adoption of this standard will result in an increase in capitalized assets related to qualifying Cloud Computing Arrangements (“CCA”) implementation costs in future periods. Qualifying CCA implementation, set-up and other upfront costs incurred after January 1, 2020 are capitalized as other assets in the Company’s consolidated balance sheets. These assets will be expensed over the term of the hosting arrangement and such expense will be presented within the same line item in the Company’s consolidated statements of operations as the expense for fees for the associated hosting arrangement. These capitalized costs will be evaluated for impairment when events or changes in circumstances indicate that the carrying value of the capitalized implementation costs is not recoverable. For the year ended December 31, 2020, capitalized CCA implementation costs were not material.

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

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. Guidance, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. The guidance removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption was permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the general principles in ASC 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2021, the FASB issued ASU 2021-01, which amends the scope of the recent reference rate reform guidance (ASC 848). New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment (i.e., discount transition) to qualify for certain optional relief. The new optional expedients for contract modifications and hedge accounting are expected to benefit companies, including those with certain centrally cleared derivatives affected by a discount rate transition in 2020. The guidance is effective immediately and can be applied retrospectively to any interim period beginning January 1, 2020 or prospectively to any new modifications in any period including or subsequent to the issuance date. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU provides guidance that simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The new guidance reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments intended to improve the information provided to users. The guidance also amended the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Finally, the standard changed the way certain convertible instruments are treated when calculating earnings per share. This guidance was effective upon issuance and will need to be applied for interim periods within those fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The $10.0 million upfront payment received in 2018 and a $4.0 million milestone payment received in 2020 were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of December 31, 2020, $2.5 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 91% of deferred revenue related to the upfront and milestone payment is expected to be recognized as revenue in 2021 and the remaining 9% in 2022.

As of December 31, 2020, $2.0 million of cost reimbursements for research and development services were included as a liability in deferred revenues. Reimbursements for external costs are recognized as revenues in the period in which the services are provided and external costs are recognized.

In the year ended December 31, 2020, the Company recognized $2.0 million of the upfront payment received in 2018 and $2.4 million of the $4.0 million milestone payment received in 2020. Furthermore, the Company recognized $1.1 million from cost reimbursements which were initially recorded as deferred revenue in the consolidated balance sheet. In addition, the Company recognized $2.2 million milestone payments for milestones achieved in the year ended December 31, 2020 and $11.9 million revenue from cost reimbursements for research and development services. For the year ended December 31, 2019, revenue from reimbursement of research and development expenses was $4.3 million, and revenue from partial recognition of the upfront payment was $4.4 million. Additionally, the Company recognized $3.2 million in milestone payments for milestones achieved in the year ended December 31, 2019. For the year ended December 31, 2018, revenue from reimbursement of research and development expenses was $2.0 million, revenue from partial recognition of the upfront payment was $2.8 million, and revenue for the achievement of the first pre-clinical milestone was $2.8 million.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of December 31, 2020 and December 31, 2019, the contract asset and the liability relating to the sublicense payment was $0.1 million and $0.3 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,397	$—	$—	$35,397
Total	$35,397	$—	$—	$35,397

	Fair Value Measurement at December 31, 2019 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,132	$—	$—	$35,132
Total	$35,132	$—	$—	$35,132

During the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	Year ended December 31,
	2020	2019

Leasehold improvements	$3,322	$1,919
Construction in progress	28	286
Laboratory equipment	5,982	4,555
Furniture and fixtures	430	524
Computer equipment and software	1,554	923
Property and equipment, gross	11,316	8,207
Less: Accumulated depreciation	(5,097)	(3,081)
Property and equipment, net	$6,219	$5,126

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $1.7 million, $1.1 million and $0.6 million, respectively. Construction-in-progress as of December 31, 2020 related to implementation costs for a cloud computing arrangement which is a service contract. Construction-in-progress as of December 31, 2019 related to leasehold improvements in connection with the expansion of laboratories in the Company's leased facilities.

6. Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms ranging from less than 1 year to 3 years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use assets and lease liabilities. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the consolidated balance sheet as of December 31, 2020.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain of the Company’s leases qualify as operating leases, and certain of its leases qualify as finance leases. The following table summarizes the presentation in the consolidated balance sheets (in thousands):

		December 31,	December 31,
	Balance sheet location	2020	2019
Assets
Operating lease assets, net	Operating lease right of use assets	$6,452	$7,875
Finance lease assets, net	Finance lease right of use assets	1,298	1,602
Total lease assets		7,750	9,477
Liabilities
Current operating lease liability	Operating lease liabilities, current	1,998	1,814
Current finance lease liability	Accrued expenses and other current liabilities	155	159
Total current lease liabilities		2,153	1,973
Non-current operating lease liability	Operating lease liabilities, non-current	3,819	5,290
Non-current finance lease liability	Other non-current liabilities	258	367
Total non-current lease liabilities		4,077	5,657
Total lease liabilities		$6,230	$7,630

In the year ended December 31, 2020 the Company terminated a lease of parking spaces and derecognized the relating right of use asset and the lease liability which were insignificant. In the year ended December 31, 2019 the Company terminated a lease of office space and derecognized the relating right of use asset and the lease liability of $0.2 million.

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

		Year ended	Year ended
	Income statement location	December 31, 2020	December 31, 2019
Operating lease expenses	Research and development expenses	$1,654	$1,108
	General and administrative expenses	376	712
Finance lease amortization expenses	Research and development expenses	395	350
	General and administrative expenses	21	14
Interest on finance lease liabilities	Interest expenses	8	9
Sublease income	Other income (expense)	(155)	(128)
Net lease expense		$2,299	$2,065

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent expense under operating leases for the year ended December 31, 2018 was $1.1 million.

The minimum lease payments for the next five years and thereafter are expected to be as follows (in thousands):

	December 31, 2020
	Operating lease	Finance lease	Total
2021	1,969	150	2,119
2022	1,967	133	2,100
2023	1,952	130	2,082
2024	130	11	141
2025	—	—	—
Thereafter	—	—	—
Total lease payments	6,018	424	6,442
Less: interest	201	11	212
Present value of lease liabilities	$5,817	$413	$6,230

These annual minimum lease payments does not include the embedded lease obligations under service agreements, which commenced in the year ended December 2019.

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	December 31,	December 31,
	2020	2019
Weighted average remaining lease term in years	3.1	4.1
Weighted average discount rate (1)	2.3%	2.3%

(1) The majority of the contracts are concluded in euros. The discount rate was determined on a currency-equivalent basis.

The weighted average remaining lease term and weighted average discount rate of finance leases are as follows:

	December 31,	December 31,
	2020	2019
Weighted average remaining lease term in years	3.0	3.9
Weighted average discount rate (1)	1.7%	1.7%

(1) The contracts are concluded in euros. The discount rate was determined on a currency-equivalent basis.

The Company subleases certain of its leased real estate that it does not currently utilize to a third party. In December 2020, the Company agreed to extend the sublease by six weeks. The sublease has a remaining lease terms of 0.3 years without an option to renew and has been qualified as an operating lease. The Company recognizes sublease income in its consolidated statements of operations and comprehensive loss. The Company continued to account for the head lease as it did before sublease commencement.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Consulting fees	$527	$724
Salaries and bonuses	4,381	2,640
Social security contributions	211	177
Unearned grant income (current)	878	725
Loans	—	1,224
Invoices not yet received	1,002	2,673
Finance lease liabilities	155	159
Other accruals and liabilities	232	84
	$7,386	$8,406

8. Loans payable

As of December 31, 2020 and December 31, 2019, loans payable consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Loans from FFG	$6,564	$7,305
Unamortized debt discount	(2,027)	(2,586)
Total Loans payable, net	$4,537	$4,719

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

The Company recognized grant income of $0.7 million, $0.8 million and $0.7 million during the years ended December 31, 2020, 2019 and 2018, respectively, related to the recognition of the unearned income recorded for the imputed benefit of FFG Loans at below-market interest rates. Unearned income (current) related to the imputed benefit of FFG Loans at below-market interest rates was $0.9 million, $0.7 million and $0.8 million as of December 31, 2020, 2019 and 2018, respectively, and unearned income (non-current) presented under loans payable non-current related to such benefit was $1.1 million, $1.9 million and $3.0 million as of December 31, 2020, 2019 and 2018, respectively.

In addition, the Company has recorded a discount to the carrying value of each FFG Loan for the portion of the loan proceeds allocated to grant funding, which is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2020 and 2019, the unamortized debt discount related to FFG Loans was $2.0 million and $2.6 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognized interest expense of $0.8 million, $0.9 million and $0.8 million during the years ended December 31, 2020, 2019 and 2018, respectively, related to the FFG Loans, which included interest expense related to the amortization of debt discount of $0.7 million, $0.8 million and $0.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. A principal payment of $1.3 million and $0.8 million was made in the years ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Year ending December 31,	Amount
2021	—
2022	3,300
2023	1,968
2024	1,296
Thereafter	—
Total	$6,564

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

10. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of December 31, 2020, the Company was authorized to issue 100,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock. As of December 31, 2020, the Company had 25,948,712 shares of common stock, 3,819,732 shares of Class A common stock and 2,978 shares of preferred stock outstanding and issued.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 11, 2020, the Company closed a public offering of 3,910,000 shares of its common stock, which included the full exercise of the underwriters’ option to purchase additional shares and of 2,978 shares of Series A convertible preferred stock at a public offering price of $11.75 and $11,750.00 per share, respectively, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses.

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of Class A common stock and Series A convertible preferred stock are not entitled to vote, except as required by law. The holders of common stock and Class A common stock do not have any cumulative voting rights.

Each holder of Class A common stock has the right to convert each share of Class A common stock into one share of common stock at such holder's election. Each holder of Series A convertible preferred stock has the right to convert each share of Series A convertible preferred stock into 1,000 shares of common stock at any time at the holder’s option, provided that the holder will be prohibited, subject to certain exceptions, from converting Series A preferred stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding.

Holders of common stock and Class A common stock are entitled to receive ratably any dividends declared by the board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. Holders of Series A preferred stock will be entitled to receive dividends at a rate equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of our common stock. Holders of common stock and Class A common stock have no preemptive rights, conversion rights, or other subscription rights or redemption or sinking fund provisions.

In the event of a liquidation, dissolution, or winding up of the Company, holders of our Series A preferred stock will receive a payment equal to $0.001 per share of Series A preferred stock before any proceeds are distributed to the holders of common stock. Then, holders of common stock and Class A common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities.

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

Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the grant date. As of December 31, 2020, 1,097,809 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan is 3,630,686 shares which shall be cumulatively increased each year by up to 4.0% of the then outstanding number of shares. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Option re-grants to non-executive directors generally vest on the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

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

The following table summarizes, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Year ended
	Year ended December 31,
	2020	2019	2018

Risk-free interest rate	0.44%	2.21%	2.78%
Expected term (in years)	6.1	6.1	5.1
Expected volatility	80.2%	74.2%	72.1%
Expected dividends	—%	—%	—%

For the 2019 and 2020 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2020 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2019	2,999,284	$7.63	8.1	$15,840
Granted	890,904	8.95
Exercised	(255,011)	0.25
Forfeited	(79,232)	9.63
Outstanding as of December 31, 2020	3,555,945	$8.45	7.9	$12,839

Options exercisable as of December 31, 2020	1,459,479	$6.01	7.0	$8,668
Options unvested as of December 31, 2020	2,096,466	$10.13	8.6	$4,171

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The estimated fair value per common stock used for calculating the intrinsic values as of December 31, 2020, December 31, 2019 and December 31, 2018, was $11.09, $12.23 and $10.33, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $2.9 million, $1.4 million and $1.0 million, respectively.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $8.95, $7.92 and $2.55, respectively.

The total fair value of stock options vested during the years ended December 31, 2020 and 2019 was $5.6 million and $0.9 million, respectively.

Cash received from stock option exercise under share-based payment arrangements for the years ended December 31, 2020, 2019 and 2018 was $63 thousand, $16 thousand and $9 thousand, respectively.

Restricted Stock Units

In the year ended December 31, 2020, the Company granted restricted stock units with time-based vesting conditions to officers, employees and a consultant to compensate them for a temporary salary or fee reduction in response to the coronavirus pandemic. The restricted stock units are subject to time-based vesting conditions and generally vest in four equal installments between March 2021 and November 2021. The Company measures the fair value of restricted stock units on the date of grant using the grant date market price of the underlying shares. Expenses are recorded using the graded-vesting method. The table below summarizes the Company’s restricted stock unit activity since December 31, 2019:

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of December 31, 2019	—	$—
Granted	44,760	11.87
Vested	(1,060)	11.89
Forfeited	—	—
Outstanding as of December 31, 2020	43,700	$11.87

The total fair value of restricted stock vested during the year ended December 31, 2020 was insignificant. The Company had no restricted stock outstanding in the years ended 2019 and 2018.

Common Stock Awards

In the year ended December 31, 2020, the Company issued 36,249 unrestricted shares of common stock to the non-executive members of its Board of Directors. The Company’s directors have accepted to receive equity instead of cash as their 2020 board remuneration as part of the Company’s response to the coronavirus pandemic. The total fair value of common stock awards issued during the year ended December 31, 2020 was $0.3 million. The grant date fair value per share of common stock was $9.56 and was measured at the closing price of the common stock on the date of grant. Expenses were recorded immediately and are included in stock based compensation in the year ended December 31, 2020.

In the years ended 2019 and 2018, the Company has not issued common stock awards.

Stock-based compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Research and development expenses	$3,084	$1,981	$399
General and administrative expenses	5,573	3,584	468
	$8,657	$5,565	$867

In the year ended December 31, 2018, the terms of 2,000 outstanding stock options were modified to increase the exercise price from $1.17 to $34.12. The Company determined that the fair value of the modified award on the effective date of the modification was smaller than the fair value of the original award immediately before the

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

modification. Therefore, the modification did not lead to recognition of additional compensation cost or a change in unrecognized compensation cost.

As of December 31, 2020 and 2019, total unrecognized compensation cost related to the unvested stock-based awards was $6.5 million and $9.3 million, respectively, which is expected to be recognized over weighted average periods of 1.6 and 1.8 years, respectively.

12. Income taxes

During the years ended December 31, 2020, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred in each year, due to its uncertainty of realizing a benefit from those items. The Company's losses before income taxes were generated in the United States and Austria.

For financial reporting purposes, losses before income taxes for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
United States	$(11,603)	$(7,886)	$(604)
Foreign (Austria)	(32,479)	(35,151)	(15,609)
Net loss before tax	$(44,082)	$(43,037)	$(16,213)

The Company's worldwide effective tax rate for the years ended December 31, 2020, 2019 and 2018 was 0.0%, 0.0% and (0.1)%, respectively. The tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, which is expected to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

following items had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 and the effective tax rate:

	Year ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	—	—	—
Foreign tax rate differential(1)	(4.0)	(4.0)	(4.0)
Not taxable government grants(2)	(4.7)	(5.4)	(7.5)
Stock-based compensation(3)	(1.0)	(0.3)	(4.6)
other	0.5	(0.3)	(0.5)
Change in deferred tax asset valuation allowance(4)	30.2	31.0	37.5
Effective income tax rate	—%	—%	(0.1)%

(1) The 4% increase for the years ended December 31, 2020, 2019 and 2018, respectively, resulted from tax rate differences between U.S. and non-U.S. jurisdictions. Net loss before tax was principally generated in Austria, where the statutory tax rate is 25%.

(2) For the years ended December 31, 2020, 2019 and 2018, 4.7%, 5.4% and 7.5% increase, respectively, resulted from non-taxable research subsidies received from Austrian government agencies.

(3) For the years ended December 31, 2020, 2019 and 2018, 1.0% increase, 0.3% increase and 4.6% increase, respectively, resulted from non-taxable Stock-based compensation expense.

(4) For the years ended December 31, 2020, 2019 and 2018, 30.2% reduction, 31.0% reduction and 37.5% reduction, respectively, resulted from changes in valuation allowance on deferred tax assets. Deferred tax assets will only be recovered when the generation of future taxable income is more likely than not. Due to the nature of the Company's research activities and the inherent uncertainties the deferred tax assets have been fully impaired.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of the net deferred tax assets or liabilities as of the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	Year ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$43,563	$29,180
Credit carryforwards	64	180
Accrued expenses and other	(36)	669
Stock-based compensation	2,725	2,717
Operating lease liabilities	1,513	1,740
Finance lease liabilities	103	132
Total deferred tax assets	47,932	34,618
Valuation allowance	(46,064)	(32,583)
Total deferred tax assets	1,868	2,035

Deferred tax liabilities:
Operating lease right of use asset	(1,614)	(1,808)
Finance lease right of use asset	(254)	(227)
Total deferred tax liabilities	(1,868)	(2,035)

Net deferred tax assets	$—	$—

As of December 31, 2020, 2019 and 2018, the Company had Austrian net operating loss carryforwards of $163.2 million, $112.3 million and $76.0 million, respectively, with no expiry date. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020, 2019 and 2018. Management reevaluates the positive and negative evidence at each reporting period.

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

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020, 2019 and 2018 related primarily to the increases in net operating loss carryforwards as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Valuation allowance at beginning of period	$(32,583)	$(19,156)	$(13,789)
Increases	(13,481)	(13,427)	(5,367)
Valuation allowance at end of period	$(46,064)	$(32,583)	$(19,156)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform Legislation” or “TCJA”), which made significant changes to U.S. federal income tax code, including a reduction of the statutory corporate tax rate from 35% to 21%, effective on January 1, 2018. This new legislation also eliminated or reduced certain corporate income tax deductions as well as introduced new provisions that taxed certain foreign income not

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

previously taxed in the United States. The TCJA also includes a provision for a tax on all previously undistributed earnings of U.S. companies located in foreign jurisdictions. Undistributed earnings in the form of cash and cash equivalents is taxed at a rate of 15.5% and all other earnings are taxed at a rate of 8.0%. This tax is payable over 8 years and will not accrue interest.

The Tax Reform Legislation introduced section 951A, a new tax on so-called "global intangible low-taxed income," or “GILTI”. GILTI applies to income of a controlled foreign corporation (“CFC”) that is not otherwise subpart F income, and consists of the excess "tested income" over a 10% return on the CFC's “qualified business asset investment,” or “QBAI”. QBAI is the total tax basis of the CFC's depreciable, tangible property used in the production of tested income. The full amount of GILTI is included in taxable income. The GILTI inclusion is then reduced by 50% (reduced to 37.5% after 2025). However, that reduction in GILTI may be limited based on the level of U.S. taxable income. A limited allowance for foreign tax credits is allowed that would reduce the U.S. tax cost. GILTI foreign tax credits can only reduce U.S. taxes owed on GILTI and are not eligible for carryforward. The Company's Austrian subsidiary falls under the category of a CFC and due to the nature of its business model as a technology company, there may not be a material amount of tangible assets if this subsidiary starts to generate profits. GILTI taxation therefore may be applicable.

Due to its loss making situation, the Company has established a full valuation allowance against its deferred tax assets as of December 31, 2020, 2019 and 2018 and the changes under the Tax Reform Legislation therefore did not have an effect on its deferred tax assets and liabilities and deferred tax asset valuation allowances in the period the tax regimen change was enacted.

The Company files income tax returns in the U.S. federal jurisdiction as well as in New York. The tax years from 2018 to present remain open to examination by the jurisdictions in which the Company is subject to tax. There are currently no pending income tax examinations in the U.S. Furthermore, the Company files income tax returns in Austria. The tax years 2015 to present remain open to examination by the jurisdiction. As of December 31, 2020, there were income and value added tax examinations pending for the years 2015 to 2018 in Austria.

The Company evaluates tax positions for recognition using a more likely than not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2020, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

13. Commitments and contingencies

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of December 31, 2020, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $11.9 million, which relate to 2021 deliverables.

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

In the years ended December 31, 2020, 2019 and 2018, the Company recorded $1.2 million, $1.9 million and $0.1 million, respectively, in licensing fees from intellectual property licenses as research and development expenses. These amounts mainly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 and December 31, 2019.

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

14. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 100% of the first 4% of each employee’s contribution. During the year ended December 31, 2020, expenses recognized for the 401(k) Plan were $0.2 million. During the years ended December 31, 2019 and 2018, expenses recognized for the 401(k) Plan were insignificant.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Year ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(44,082)	$(43,037)	$(16,237)

Denominator:
Weighted-average common shares outstanding, basic and diluted	25,876,376	17,859,935	914,375
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock1)	162,732	—	—
Total number of shares used to calculate net loss per share, basic and diluted	26,039,108	17,859,935	914,375

Net loss per share, basic and diluted	$(1.69)	$(2.41)	$(17.76)

(1) Series A convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. Series A convertible preferred stock is therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted in common stock. Each share of Series A convertible preferred stock is convertible into 1,000 shares of common stock. 2,978,000 shares of the Company’s common stock are issuable upon conversion of Series A convertible preferred stock (see Note 10).

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

	Year ended December 31,
	2020	2019	2018

Series A Preferred Stock	—	—	1,604,574
Series B Preferred Stock	—	—	5,730,612
Series C Preferred Stock	—	—	8,074,447
Series D Preferred Stock	—	—	—
Options issued and outstanding	3,555,945	2,999,284	1,606,325
Unvested restricted stock units	43,700	—	—
Total	3,599,645	2,999,284	17,015,958

16. Related parties

Following the expiry of the consultancy agreement between the Company and its Chief Scientific Officer, Daniel Pinschewer, on March 19, 2020 the Company entered into a new consultancy agreement with Daniel Pinschewer on March 20, 2020, pursuant to which he serves as Scientific Advisor to the Chief Executive Officer.

The Company is party to research and service arrangements with the University of Basel. Daniel Pinschewer, formerly Chief Scientific Officer, and his spouse are employees of the University of Basel and both involved in

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

providing the services under these arrangements. In the years ended December 31, 2020, 2019 and 2018, the Company recorded $0.3 million, $0.3 million and $0.4 million, respectively, in research and development expenses for service fees paid to the University of Basel. Payments to the University of Basel during Daniel Pinschewer’s term as Chief Scientific Officer were reported as related party transactions but payments following the expiry of that role in March 2020 were no longer considered related party transactions.

The University of Basel is also entitled to receive de minimis royalties on the net sales of any product that is based on a patent created by the Company’s Scientific Advisor to the Chief Executive Officer in the course of his consulting services to the Company. In the years ended December 31, 2020, 2019 and 2018, no royalties were paid pursuant to the terms of this arrangement.

During the year ended December 31, 2019, the Company issued 50,670 shares of Series D Preferred Stock for total gross proceeds of $7.4 million and 1,303,750 shares of common stock as part of the Company’s IPO for total gross proceeds of $18.3 million to certain stockholders that were related parties.

17. Selected Quarterly Financial Information (Unaudited)

The following information has been derived from unaudited condensed consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except per share data) for the years ended December 31, 2020 and 2019 are as follows:

	2020 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$3,696	$6,685	$4,040	$5,163
Operating expenses	(16,155)	(15,911)	(20,446)	(20,357)
Net loss	(10,926)	(7,092)	(13,589)	(12,475)
Net loss per share - basic and diluted	$(0.43)	$(0.28)	$(0.53)	$(0.46)

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$2,235	$4,051	$2,038	$3,618
Operating expenses	(12,890)	(17,680)	(15,614)	(16,843)
Net loss	(9,329)	(12,079)	(11,385)	(10,244)
Net loss per share - basic and diluted	$(9.27)	$(0.63)	$(0.45)	$(0.40)