Form 10-Q
period 2021-03-31
HOOKIPA Pharma Inc.
filed 2021-05-12
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 25,994,658 shares of common stock and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$127,716	$142,743
Accounts receivable	4,285	5,542
Receivable research incentives	13,596	15,115
Prepaid expenses and other current assets	7,743	8,104
Total current assets	153,340	171,504
Non-current assets:
Restricted cash	429	434
Property and equipment, net	6,230	6,219
Operating lease right of use assets	5,733	6,452
Finance lease right of use assets	1,140	1,298
Other non-current assets	3,069	1,910
Total non-current assets	16,601	16,313

Total assets	$169,941	$187,817

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,053	$8,009
Deferred revenues	3,222	3,750
Operating lease liabilities, current	1,936	1,998
Accrued expenses and other current liabilities	6,905	7,386
Total current liabilities	20,116	21,143
Non-current liabilities
Loans payable, non-current	4,557	4,537
Operating lease liabilities, non-current	3,252	3,819
Deferred revenues, non-current	272	784
Other non-current liabilities	1,689	1,411
Total non-current liabilities	9,770	10,551
Total liabilities	29,886	31,694

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; Series A convertible preferred stock, 2,978 shares designated, 2,978 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 25,994,658 shares and 25,948,712 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	3
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 3,819,732 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	0	0
Additional paid-in capital	310,934	309,288
Accumulated other comprehensive loss	(6,543)	(6,067)
Accumulated deficit	(164,339)	(147,101)
Total stockholders’ equity	140,055	156,123

Total liabilities and stockholders’ equity	$169,941	$187,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Revenue from collaboration and licensing	$5,301	$3,696
Operating expenses:
Research and development	(20,164)	(11,526)
General and administrative	(4,309)	(4,629)
Total operating expenses	(24,473)	(16,155)
Loss from operations	(19,172)	(12,459)
Other income (expense):
Grant income	$2,204	$1,472
Interest income	7	312
Interest expense	(219)	(227)
Other income and expenses, net	(58)	(24)

Total other income, net	1,934	1,533

Net loss before tax	(17,238)	(10,926)

Income tax expense	(0)	(0)

Net loss	(17,238)	(10,926)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	(476)	(93)
Comprehensive loss	$(17,714)	$(11,019)

Net loss per share — basic and diluted	$(0.53)	$(0.43)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2020	2,978	$0	25,948,712	$3	3,819,732	$0	$309,288	$(6,067)	$(147,101)	$156,123
Issuance of common stock upon exercise of stock options	—	—	33,806	0	—	—	125	—	—	125
Vesting of restricted stock	—	—	12,140	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(476)	—	(476)
Stock-based compensation expense	—	—	—	—	—	—	1,521	—	—	1,521
Net loss	—	—	—	—	—	—	—	—	(17,238)	(17,238)
Balances as of March 31, 2021	2,978	$0	25,994,658	$3	3,819,732	$0	$310,934	$(6,543)	$(164,339)	$140,055

Balances as of December 31, 2019	—	$—	21,746,392	$3	3,819,732	$0	$225,568	$(4,653)	$(103,019)	$117,899
Issuance of common stock upon exercise of stock options	—	—	78,598	0	—	—	8	—	—	8
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(93)	—	(93)
Stock-based compensation expense	—	—	—	—	—	—	2,094	—	—	2,094
Net loss	—	—	—	—	—	—	—	—	(10,926)	(10,926)
Balances as of March 31, 2020	—	$—	21,824,990	$3	3,819,732	$0	$227,670	$(4,746)	$(113,945)	$108,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(17,238)	$(10,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,521	2,094
Depreciation and amortization expense	1,103	903
Other non-cash items	—	44
Changes in operating assets and liabilities:
Accounts receivable	1,055	(1,292)
Prepaid expenses and other current assets	1,015	(361)
Other non-current assets	(1,267)	45
Accounts payable	444	2,644
Deferred revenues	(882)	3,020
Operating lease liabilities	(466)	(428)
Accrued expenses and other liabilities	318	(2,871)

Net cash used in operating activities	(14,397)	(7,128)

Investing activities:
Purchases of property and equipment	(330)	(199)

Net cash used in investing activities	(330)	(199)

Financing activities:
Payments related to finance leases	(24)	(36)
Proceeds from issuance of common stock, net of issuance costs	125	8
Repayments of borrowings	—	(1,256)

Net cash provided by (used in) financing activities	101	(1,284)

Net decrease in cash, cash equivalents and restricted cash	(14,626)	(8,611)

Cash, cash equivalents and restricted cash at beginning of period	143,177	113,575
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(406)	(87)
Cash, cash equivalents and restricted cash at end of period	$128,145	$104,877

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$(2)
Cash paid for income taxes	$(0)	$(0)

Supplemental disclosure of non-cash investing activities:
Property and equipment additions in accounts payable and accrued expenses	$(398)	$(539)

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

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations, and comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three months ended March 31, 2021 and 2020 and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement for interim reporting. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The results for any interim period are not necessarily indicative of results for any future period. Certain previous year amounts have been reclassified to conform to the current year presentation.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through March 31, 2021, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $17.2 million for the three months ended March 31, 2021 and $44.1 million for the year ended December 31, 2020. As of March 31, 2021, the Company had an accumulated deficit of $164.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of May 12, 2021, the filing date of this Quarterly Report on Form 10-Q, the Company expected that its cash and cash equivalents would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the recognition of revenue and income, the accrual of research and development expenses, the present value of lease right of use assets and corresponding liabilities, the valuation of common and preferred stock, the valuation of stock-based awards and the valuation of current and non-current loans payable. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. The net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with investment grade U.S. financial institutions and have been partially invested in a money market fund as of March 31, 2021. The money market fund, held in U.S. dollar, is primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2020 and March 31, 2021, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of March 31, 2021 and December 31, 2020, respectively, Gilead Sciences, Inc. accounted for the majority of the accounts receivable balance. For the three months ended March 31, 2021 and March 31, 2020 one customer accounted for the majority of the Company’s sales. No other customers accounted for more than 10.0% of accounts receivable or net sales. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2021 and December 31, 2020, cash equivalents consisted of money market funds.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The $10.0 million upfront payment received in 2018 and a $4.0 million milestone payment received in 2020 were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of March 31, 2021, $1.7 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 86% of deferred revenue is expected to be recognized as revenue in the remainder of 2021 and the remaining 14% in 2022.

As of March 31, 2021, $1.8 million of cost reimbursements for research and development services were included as a liability in deferred revenues. Reimbursements for external costs are recognized as revenues in the period in which the services are provided and external costs are recognized.

In the three months ended March 31, 2021, the Company recognized $0.1 million of the upfront payment received in 2018 and $0.6 million of the $4.0 million milestone payment received in 2020. Furthermore, the Company recognized $0.3 million from cost reimbursements which were initially recorded as deferred revenue in the consolidated balance sheet. In addition, the Company recognized $4.3 million revenue from cost reimbursements for research and development services. For the three months ended March 31, 2020, revenue from reimbursement of research and development expenses was $2.7 million, and the Company recognized $0.4 million of the upfront payment received in 2018 and $0.6 million of the $4.0 million milestone payment received in 2020.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of March 31, 2021 and December 31, 2020, the contract asset and the liability relating to the sublicense payment was $0.1 million and $0.1 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at March 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,399	$—	$—	$35,399
Total	$35,399	$—	$—	$35,399

	Fair Value Measurement at December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,397	$—	$—	$35,397
Total	$35,397	$—	$—	$35,397

During the three months ended March 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

5. Receivable research incentive

The Company participates in a research incentive program provided by the Austrian government under which it is entitled to reimbursement of a percentage of qualifying research and development expenses and capital expenditures incurred in Austria. Submissions for reimbursement under the program are submitted annually. Incentive amounts are generally paid out during the calendar year that follows the year of the expenses but remain subject to subsequent examinations by the responsible authority.

As of March 31, 2021, the Company recognized receivables of $13.6 million from the research incentive program, which are reported in research incentive receivables in the Company’s condensed consolidated balance sheet. As of December 31, 2020 the receivables from the research incentive program were $15.1 million. During the three months ended March 31, 2021 and 2020, the Company recorded $2.0 million and $1.3 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations as grant income.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Consulting fees	$405	$527
Salaries and bonuses	3,042	4,381
Social security contributions	235	211
Unearned grant income (current)	885	878
Invoices not yet received	2,148	1,002
Finance lease liabilities	141	155
Other accruals and liabilities	49	232
	$6,905	$7,386

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7. Loans payable

As of March 31, 2021 and December 31, 2020, loans payable consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Loans from FFG	$6,302	$6,564
Unamortized debt discount	(1,745)	(2,027)
Total Loans payable, net	$4,557	$4,537

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

No principal repayment was made in the three months ended March 31, 2021. A principal repayment of $1.3 million was made in the three months ended March 31, 2020.

8. Common stock, Class A common stock and convertible preferred stock

In June 2018, the Company became the reporting entity in a transaction between entities under common control. In the accompanying condensed consolidated financial statements and notes, the common stock is retrospectively presented as if the Company had been the reporting entity for all periods during which the previous reporting entity was under common control.

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of March 31, 2021, the Company was authorized to issue 100,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock. As of March 31, 2021, the Company had 25,994,658 shares of common stock, 3,819,732 shares of Class A common stock and 2,978 shares of preferred stock outstanding and issued.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

of the grant date. As of March 31, 2021, 1,073,663 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

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

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2021 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2020	3,555,945	$8.45	7.9	$12,839
Granted	—	—
Exercised	(33,806)	3.68
Forfeited	(17,373)	8.42
Outstanding as of March 31, 2021	3,504,766	$8.50	7.7	$18,013

Options exercisable as of March 31, 2021	1,745,984	$6.49	7.0	$12,421
Options unvested as of March 31, 2021	1,758,782	$10.46	8.4	$5,592

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The estimated fair value per common stock used for calculating the intrinsic values as of March 31, 2021 and December 31, 2020, was $13.45 and $11.09, respectively.

Cash received from option exercise under share-based payment arrangements for the three months ended March 31, 2021 was $125 thousand. Cash received from option exercise under share-based payment arrangements for the three months ended March 31, 2020 was $8 thousand.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Restricted Stock Units

In 2020, the Company granted restricted stock units with time-based vesting conditions to officers, employees and a consultant to compensate them for a temporary salary or fee reduction in response to the coronavirus pandemic. The restricted stock units are subject to time-based vesting conditions and generally vest in four equal installments between March 2021 and November 2021. The Company measures the fair value of restricted stock units on the date of grant using the grant date market price of the underlying shares. Expenses are recorded using the graded-vesting method. The table below summarizes the Company’s restricted stock unit activity since December 31, 2020:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of December 31, 2020	43,700	$11.87
Granted	—	—
Vested	(12,140)	11.87
Forfeited	—	—
Outstanding as of March 31, 2021	31,560	$11.87

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2021	2020
Research and development expenses	$624	$677
General and administrative expenses	897	1,417
	$1,521	$2,094

10. Income taxes

Income tax expense during the three months ended March 31, 2021 and 2020 resulted from minimum tax obligations. During the three months ended March 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

11. Commitments and contingencies

Operating and Finance Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

$0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company’s operating lease right-of-use assets were $5.7 million and $6.5 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the Company’s finance lease right-of-use assets were $1.1 million and $1.3 million, respectively, which are reported in finance lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2021, the Company had outstanding operating lease obligations of $5.2 million, of which $1.9 million is reported in operating lease liabilities, current portion and $3.3 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of March 31, 2021, the Company had outstanding finance lease obligations of $0.4 million, of which $0.1 million is reported in accrued expenses and other current liabilities and $0.3 million is reported in other non-current liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding operating lease obligations of $5.8 million, of which $2.0 million is reported in operating lease liabilities, current portion and $3.8 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding finance lease obligations of $0.5 million, of which $0.2 million is reported in accrued expenses and other current liabilities and $0.3 million is reported in other non-current liabilities in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 2.3% and 2.8 years, respectively. The Company’s weighted average discount rate and weighted average lease term remaining on finance lease liabilities is approximately 1.7% and 2.8 years, respectively.

The Company subleases certain of its leased real estate that it does not currently utilize to a third party. The sublease has a remaining lease term of less than one month without an option to renew and has been qualified as an operating lease.

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of March 31, 2021, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $7.4 million, of which $6.5 million relate to 2021 (remaining nine months) deliverables and $0.9 million relate to 2022 deliverables.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three months ended March 31, 2021, the Company recorded $0.2 million in licensing fees from intellectual property licenses as research and development expenses. These amounts mainly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021 and December 31, 2020.

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

12. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended March 31,
	2021	2020
Numerator:
Net loss	$(17,238)	$(10,926)

Denominator:
Weighted-average common shares outstanding, basic and diluted	29,788,284	25,630,007
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock1)	2,978,000	—
Total number of shares used to calculate net loss per share, basic and diluted	32,766,284	25,630,007

Net loss per share, basic and diluted	$(0.53)	$(0.43)

(1) Series A convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. Series A convertible preferred stock is therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted in common stock. Each share of Series A convertible preferred stock is convertible into 1,000 shares of common stock. 2,978,000 shares of the Company’s common stock are issuable upon conversion of Series A convertible preferred stock (see Note 8).

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares (Common Stock and Class A

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Common Stock) outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three months ended March 31,
	2021	2020
Options issued and outstanding	3,504,766	2,903,977
Unvested restricted stock units	31,560	—
Total	3,536,326	2,903,977

13. Related parties

Following the expiry of the consultancy agreement between the Company and its Chief Scientific Officer, Daniel Pinschewer, on March 19, 2020 the Company entered into a new consultancy agreement with Daniel Pinschewer, pursuant to which he serves as Scientific Advisor to the Chief Executive Officer.

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

In the three months ended March 31, 2021, the Company recorded no related party transactions. In the three months ended March 31, 2020, the Company recorded $0.3 million in research and development expenses for service fees paid to the University of Basel, which represented related party transactions.

14. Subsequent events

Stock option grant

In April 2021, the Company granted options to employees to purchase 792,756 shares of common stock. All options granted on April 19, 2021 vest over four years, with 25% of the options vesting on February 15, 2022 and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the vesting date, provided the option holder continues to have an employment relationship with the Company on each vesting date.

Property

In April 2021, the Company entered into a contract to acquire a property of approximately 83,000 square feet in Vienna, Austria, for the construction of a GMP manufacturing facility. The purchase price, excluding incidental acquisition costs, is approximately $2.0 million.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year end December 31, 2020, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our oncology portfolio includes two product candidates, HB-201 and HB-202, which both use our replicating technology, and are in development for the treatment of Human Papillomavirus 16-positive cancers in a Phase 1/2 clinical trial. In April, we reported positive preliminary Phase 1 immunogenicity data for these oncology candidates, demonstrating a robust increase in HPV16+-specific T cells, including up to 8% of circulating CD8+ T cells, after one dose of HB-201 or HB-202. In December 2020, we announced positive interim Phase 1 data on HB-201 with our replicating monotherapy for the treatment of HPV16+ cancers; the next data read-out is anticipated by mid-2021. In October, 2020 we dosed our first patient with HB-202. Enrollment for this trial is ongoing and we expect to share additional interim clinical data from the HB- 201/HB-202 alternating two-vector therapy segment in mid-2021.

Our non-replicating prophylactic Cytomegalovirus, or CMV, vaccine candidate, HB-101, is a potential first in-class compound in a Phase 2 clinical trial for patients awaiting kidney transplantation. In November 2020, we announced positiv interim safety, immunogenicity and efficacy data from this trial in which we observed a three-dose schedule was able to reduce incidence of CMV viremia, reduce antiviral use and prevent CMV disease. We expect to conclude enrollment of this trial in mid 2021 and to report additional safety, immunogenicity, and efficacy data from evaluable patients in the second half of 2021.

To expand our infectious disease portfolio, we entered into a collaboration and licensing agreement with Gilead Sciences, Inc. to research arenavirus functional cures for HIV and chronic Hepatitis B infections. Both programs are advancing to the clinic and Gilead is reserving manufacturing capacity and expanded resources to support future clinical trials.

We have funded our operations to date primarily from private placements of our redeemable convertible preferred stock, with aggregate gross proceeds of approximately $142.5 million, grant funding and loans from an Austrian government agency, and $22.2 million in upfront and milestone payments from Gilead in connection with a research collaboration and license agreement. On April 23, 2019, we completed an initial public offering of our common stock, the IPO, in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3.9 million shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses.

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

All of our product candidates, including our most advanced product candidate, HB-101, will require substantial additional development time and resources before we would be able to apply for and receive regulatory approvals and begin generating revenue from product sales. Before launching our first products, if approved, we plan to establish our own manufacturing facility to reduce or eliminate our reliance on contract manufacturing organizations (CMOs) which will require substantial capital expenditures and cause additional operating expenses. We currently have no marketing and sales organization and have no experience in marketing products; accordingly, we will incur significant expenses to develop a marketing organization and sales force in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. In addition, we expect to continue to incur legal, accounting and other expenses in operating our business, including the costs associated with operating as a public company.

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

We have incurred net losses each year since our inception in 2011, including net losses of $17.2 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $164.3 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish a commercial manufacturing facility.

Special Note About Coronavirus (COVID-19)

In March 2020, we announced initial potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the COVID-19 pandemic, we have experienced, and may further experience, disruptions that have and could further adversely impact our business operations as well as our preclinical studies and clinical trials. Specifically, nearly all of the Phase 2 trial sites we utilize for our HB-101 Phase 2 trial had temporarily suspended enrollment of patients, resumed patient enrollment, but suspended enrolment again during periods of increased confirmed infections in the United States and Europe. As a result, we expect the total number of patients upon the expected conclusion of enrollment of this trial in mid-2021 to be below the originally planned number of patients.

In addition, certain aspects of our supply chain were temporarily impacted as certain of our third party suppliers and manufacturers had paused their operations in response to the COVID-19 pandemic or had otherwise encountered delays in providing their services. The uncertainties resulting from the COVID-19 pandemic have led us to temporarily focus on our core programs, HB-101, HB-201 and HB-202 as well as research and development activities under our collaboration with Gilead in 2020. Certain earlier stage programs, including HB-300, have been temporarily de-prioritized and were only allocated the resources that could be made available without impacting our core programs. While we have resumed activities for these earlier stage programs in 2021, we continue to evaluate the extent to which potential constraints of our third party suppliers and manufacturers will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. The ultimate impact of the coronavirus pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

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

Since entering into the Collaboration Agreement, we have received from Gilead the non-refundable upfront payment of $10.0 million and $12.2 million in milestone payments for the achievement of pre-clinical research milestones. In addition, we have recognized $23.6 million of cost reimbursements for research and development services performed under the Collaboration Agreement.

Operating Expenses

Our operating expenses since inception have only consisted of research and development costs and general administrative costs.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting a Phase 1 clinical trial and the ongoing Phase 2 clinical trial for HB-101 as well as initiating a Phase 1/2 trial for HB-201 and preparing an investigational new drug, or IND, application for HB-202. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

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

We expect our research and development expenses to increase substantially in the future as we advance our existing and future product candidates into and through clinical trials and pursue regulatory approval. The process of conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming. Clinical trials generally become larger and more costly to conduct as they advance into later stages and, in the future, we will be required to make estimates for expense accruals related to clinical trial expenses.

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any product candidates that we develop from our programs. We are also unable to predict when, if ever, material net cash inflows will commence from sales of product candidates we develop, if at all. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	successful completion of preclinical studies and clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of INDs for our planned clinical trials or future clinical trials;
●	successful enrollment and completion of clinical trials;
●	successful data from our clinical program that support an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
●	scale-up of our manufacturing processes and formulation of our product candidates for later stages of development and commercialization;
●	establishing our own manufacturing capabilities or agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;
●	entry into collaborations to further the development of our product candidates;

●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	successfully launching commercial sales of our product candidates, if and when approved;
●	acceptance of the product candidates benefits and uses, if and when approved, by patients, the medical community and third-party payors;
●	the prevalence and severity of adverse events experienced with our product candidates;
●	maintaining a continued acceptable safety profile of the product candidates following approval;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
●	qualifying for, maintaining, enforcing and defending intellectual property rights and claims.

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

We participate in a research incentive program provided by the Austrian government under which we are entitled to reimbursement of a percentage of qualifying research and development expenses and capital expenditures incurred in Austria. Submissions for reimbursement under the program are submitted annualy. Incentive amounts are generally paid out during the calendar year that follows the year of the expenses but remain subject to subsequent examinations by the responsible authority.

Interest Expense

Interest expense results primarily from loans under funding agreements with the Austrian Research Promotion Agency, recorded at a market rate of interest. The difference between interest payments payable pursuant to the loans, which rates are at below market interest rates, and the market interest rate, is accounted for as grant income.

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of March 31, 2021.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Revenue from collaboration and licensing	$5,301	$3,696
Operating expenses:
Research and development	(20,164)	(11,526)
General and administrative	(4,309)	(4,629)
Total operating expenses	(24,473)	(16,155)
Loss from operations	(19,172)	(12,459)
Other income (expense):
Grant income	2,204	1,472
Interest income	7	312
Interest expense	(219)	(227)
Other income and expenses, net	(58)	(24)
Total other income (expense), net	1,934	1,533
Net loss before tax	(17,238)	(10,926)
Income tax expense	(0)	(0)
Net loss	$(17,238)	$(10,926)

Revenue from Collaboration and Licensing

Revenue was $5.3 million for the three months ended March 31, 2021 and $3.7 million for the three months ended March 31, 2020.

The increase of $1.6 million was primarily due to higher cost reimbursements received under the Collaboration Agreement with Gilead and the recognition of cost reimbursements initially recognized as deferred revenue.

For the three months ended March 31, 2021, revenue included $4.3 million from reimbursement of research and development expenses, $0.7 million from partial recognition of deferred revenue related to the upfront payment of

$10.0 million that we received in June 2018 and a milestone payment of $4.0 million that we received in February 2020, and $0.3 million from recognition of deferred revenue related to cost reimbursements.

For the three months ended March 31, 2020, revenue from reimbursement of research and development expenses was $2.7 million and revenue from partial recognition of the upfront payment and the milestone payment was $1.0 million.

Research and Development Expenses

For the three months ended March 31, 2021, our research and development expenses were $20.2 million, compared to $11.5 million for the three months ended March 31, 2020.

The primary drivers of the increase in research and development expenses of $8.7 million were an increase in direct research and development expenses of $6.6 million and an increase in internal research and development expenses of $2.1 million.

The primary drivers of the increase in direct research expenses were an increase in clinical trial expenses of $1.5 million and an increase in manufacturing and quality control expenses of $4.6 million. The increase was mainly due to the progress in our HB-201 and HB-202 clinical trial, the increased patient recruitment in our HB-201 and HB-202 clinical trial, monitoring and testing activities and manufacturing and quality control work in preparation of a further extension of the trial. Manufacturing and quality control expenses were also driven by the progress towards clinical development in our Gilead partnered programs. This increase in HB-201/HB-202 and Gilead related direct expenses was partially offset by a decrease in direct costs related to our HB-101 program due to slower patient recruitment as a result of the COVID pandemic.

The increase in internal research and development expenses was mainly due to an increase of personnel-related research and development expenses by $1.5 million, resulting primarily from a higher headcount. Stock-based compensation expenses included in personnel-related research and development expenses decreased to $0.6 million in the three months ended March 31, 2021 compared to $0.7 million in the three months ended March 31, 2020. In addition, an increase in facility related costs of $0.2 million and an increase in other internal costs of $0.4 million contributed to the overall increase in internal research and development expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended March 31,
	2021	2020
Direct research and development expenses by program:
HB-101	$633	$1,345
HB-201/202	7,334	1,954
Gilead partnered programs(1)	3,236	1,665
Other and earlier-stage programs	2,254	1,909
Sub-total direct expenses	13,457	6,873
Internal research and development expenses:
Personnel related (including stock-based compensation)	4,813	3,370
Facility related	721	509
Other internal costs	1,173	774
Sub-total internal expenses	6,707	4,653
Total research and development expenses	$20,164	$11,526

(1) Expenses incurred by us in connection with Gilead partnered programs are reimbursed to us by Gilead and accounted for as revenue in the same period.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $4.3 million, compared to $4.6 million for the three months ended March 31, 2020. The decrease of $0.3 million was primarily due to a decrease in personnel-related expenses of $0.4 million, partially offset by an increase in professional and consulting fees of $0.1 million. The decrease in personnel-related expenses resulted from decreased stock compensation expenses, partially offset by increased salaries and a growth in headcount in our general and administrative functions.

Grant Income

In the three months ended March 31, 2021 we recorded grant income of $2.2 million, compared to $1.5 million in the three months ended March 31, 2020. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $0.7 million was primarily due to higher income from Austrian research and development incentives.

Interest Income and Expense

Interest income was less than $0.1 million for the three months ended March 31, 2021, compared to interest income of $0.3 million for the three months ended March 31, 2020. The decrease in the three month ended March 31, 2021, despite higher cash balances, was due to the drop in interest rates in the United States and Europe. Interest income represents interest from cash and cash equivalents held in US dollars resulting from the proceeds from the issuance of common and preferred stock, including our IPO and recent follow-on public offering as well as payments received under our Collaboration Agreement with Gilead. During the three months ended March 31, 2021 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition smaller amounts were held in euros at our Austrian subsidiary that produced no material interest income due the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.2 million for the three months ended March 31, 2021 and for the three months ended March 31, 2020. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other expenses were $0.1 million for the three months ended March 31, 2021, compared to other expenses of less than $0.1 million for the three months ended March 31, 2020. The moderate increase in the three months ended March 31, 2021 resulted primarily from realized exchange rate differences and foreign currency remeasurements.

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

We have raised gross proceeds of approximately $142.5 million from the issuance of our convertible preferred stock and $22.2 million from non-refundable upfront and milestone payments pursuant to the Collaboration Agreement with Gilead. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2021, the principal amount outstanding under loans from government agencies was $6.3 million and we had cash, cash equivalents and restricted cash of $128.1 million.

We entered into various funding agreements with the Austrian Research Promotion Agency, (Österreichische Forschungsförderungsgesellschaft, or FFG). The loans by FFG, or the FFG Loans, were made on a project-by-project basis and bear interest at rates ranging from 0.75% to 1.0% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of our assets.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of March 31, 2021, the unamortized debt discount related to FFG Loans was $1.7 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of March 31, 2021, we had an accumulated deficit of $164.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	pursue the clinical and preclinical development of our current and future product candidates;
●	leverage our technologies to advance product candidates into preclinical and clinical development;
●	seek regulatory approvals for product candidates that successfully complete clinical trials, if any;
●	attract, hire and retain additional clinical, quality control and scientific personnel;
●	establish our manufacturing capabilities through third parties or by ourselves and scale-up manufacturing to provide adequate supply for clinical trials and commercialization;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	expand and protect our intellectual property portfolio;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly;
●	acquire or in-license other product candidates and technologies; and

●	incur additional legal, accounting and other expenses in operating our business, including ongoing costs associated with operating as a public company.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(14,397)	$(7,128)
Net cash used in investing activities	(330)	(199)
Net cash provided by (used in) financing activities	101	(1,284)
Net increase (decrease) in cash and cash equivalents	(14,626)	(8,611)

Cash Used in Operating Activities

During the three months ended March 31, 2021, cash used in operating activities was $14.4 million, which consisted of a net loss of $17.2 million, adjusted by non-cash charges of $2.6 million and cash provided from changes in our operating assets and liabilities of $0.2 million. The non-cash charges consisted primarily of stock-based compensation of $1.5 million and depreciation and amortization expense of $1.1 million. The change in our operating assets and liabilities was primarily due to a decrease in accounts receivable of $1.1 million, a decrease in prepaid expenses and other current assets of $1.0 million, an increase in other non-current liabilities of $0.6 million, and an increase in accounts payable of $0.4 million, partially offset by an increase in other non-current assets of $1.3 million, a decrease in deferred revenues of $0.9 million, a decrease in operating lease liabilities of $0.5 million, and a decrease in accrued expenses and other current liabilities of $0.2 million.

During the three months ended March 31, 2020, cash used in operating activities was $7.1 million, which consisted of a net loss of $10.9 million, adjusted by non-cash charges of $3.0 million and cash provided by changes in our operating assets and liabilities of $0.8 million. The non-cash charges consisted primarily of stock-based compensation of $2.1 million and depreciation and amortization expense of $0.9 million. The change in our operating assets and liabilities was primarily due to an increase in deferred revenues of $3.0 million and an increase in accounts payable of $2.6 million, partially offset by an increase in prepaid expenses and other current assets of $0.3 million, a decrease in operating lease liabilities of $0.4 million, a decrease of accrued expenses and other current liabilities of $2.8 million and an increase in accounts receivable of $1.3 million.

Cash Used in Investing Activities

During the three months ended March 31, 2021, cash used in investing activities was $0.3 million and resulted from capital expenditures in connection with improvements of our laboratory and office space and purchase of property and equipment.

During the three months ended March 31, 2020, cash used in investing activities was $0.2 million and resulted from capital expenditures in connection with an expansion of our laboratory and office space and purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $0.1 million and resulted primarily from the exercise prices received from stock options.

During the three months ended March 31, 2020, cash used for financing activities was $1.3 million and resulted primarily from the repayment of a loan.

Off-Balance Sheet Arrangements

We did not have during the periods presented and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2021 (in thousands):

	Payments Due by Calendar Year
		Less Than	1 - 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years
Lease commitments	$5,720	$2,035	$3,646	$39	$—
CMO commitments	7,429	7,429	—	—	—
Debt obligations	6,302	—	6,302	—	—

Total	$19,451	$9,464	$9,948	$39	$—

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of March 31, 2021 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $128.1 million as of March 31, 2021, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

In April 2021, a third party opposed European Patent No. 3218504, or the EP ’504 Patent, which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. While the opposition was filed in the name and on behalf of Dr. Ursula Sprenzel, we believe that the real party in interest has not identified itself. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidates HB-201 and HB-202. Following formal notice from the European Patent Office, or the EPO, we will have four months to respond to the opposition. We believe the EP ’504 patent is valid and we will vigorously defend the decision of the Examining Division of the EPO to grant that patent.

From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2021.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by us during the three months ended March 31, 2021.

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

HOOKIPA Pharma Inc.

Date: May 12, 2021	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial Officer)