Form 10-Q
period 2021-06-30
HOOKIPA Pharma Inc.
filed 2021-08-12
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, the registrant had 26,072,989 shares of common stock and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$102,523	$142,743
Accounts receivable	4,923	5,542
Receivable research incentives	15,977	15,115
Prepaid expenses and other current assets	20,028	8,104
Total current assets	143,451	171,504
Non-current assets:
Restricted cash	430	434
Property and equipment, net	13,206	6,219
Operating lease right of use assets	5,266	6,452
Finance lease right of use assets	1,045	1,298
Other non-current assets	2,758	1,910
Total non-current assets	22,705	16,313

Total assets	$166,156	$187,817

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable, current	$2,674	$—
Accounts payable	10,865	8,009
Deferred revenues	3,020	3,750
Operating lease liabilities, current	1,954	1,998
Accrued expenses and other current liabilities	15,363	7,386
Total current liabilities	33,876	21,143
Non-current liabilities
Loans payable, non-current	2,127	4,537
Operating lease liabilities, non-current	2,753	3,819
Deferred revenues, non-current	31	784
Other non-current liabilities	1,435	1,411
Total non-current liabilities	6,346	10,551
Total liabilities	40,222	31,694

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; Series A convertible preferred stock, 2,978 shares designated, 2,978 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 26,051,846 shares and 25,948,712 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	3
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 3,819,732 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	0	0
Additional paid-in capital	313,673	309,288
Accumulated other comprehensive loss	(6,250)	(6,067)
Accumulated deficit	(181,492)	(147,101)
Total stockholders’ equity	125,934	156,123

Total liabilities and stockholders’ equity	$166,156	$187,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue from collaboration and licensing	$5,378	$6,685	$10,679	$10,381
Operating expenses:
Research and development	(19,572)	(11,564)	(39,736)	(23,090)
General and administrative	(5,095)	(4,347)	(9,404)	(8,976)
Total operating expenses	(24,667)	(15,911)	(49,140)	(32,066)
Loss from operations	(19,289)	(9,226)	(38,461)	(21,685)
Other income (expense):
Grant income	$2,505	$1,595	$4,709	$3,067
Interest income	7	59	14	371
Interest expense	(218)	(166)	(437)	(393)
Other income and expenses, net	(158)	646	(216)	622

Total other income, net	2,136	2,134	4,070	3,667

Net loss before tax	(17,153)	(7,092)	(34,391)	(18,018)

Income tax expense	(0)	(0)	(0)	(0)

Net loss	(17,153)	(7,092)	(34,391)	(18,018)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	293	(133)	(183)	(226)
Comprehensive loss	$(16,860)	$(7,225)	$(34,574)	$(18,244)

Net loss per share — basic and diluted	$(0.52)	$(0.28)	$(1.05)	$(0.70)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2020	2,978	$0	25,948,712	$3	3,819,732	$0	$309,288	$(6,067)	$(147,101)	$156,123
Issuance of common stock upon exercise of stock options	—	—	33,806	0	—	—	125	—	—	125
Vesting of restricted stock	—	—	12,140	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(476)	—	(476)
Stock-based compensation expense	—	—	—	—	—	—	1,521	—	—	1,521
Net loss	—	—	—	—	—	—	—	—	(17,238)	(17,238)
Balances as of March 31, 2021	2,978	$0	25,994,658	$3	3,819,732	$0	$310,934	$(6,543)	$(164,339)	$140,055
Issuance of common stock upon exercise of stock options	—	—	45,681	0	—	—	112	—	—	112
Vesting of restricted stock	—	—	11,507	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	293	—	293
Stock-based compensation expense	—	—	—	—	—	—	2,627	—	—	2,627
Net loss	—	—	—	—	—	—	—	—	(17,153)	(17,153)
Balances as of June 30, 2021	2,978	$0	26,051,846	$3	3,819,732	$0	$313,673	$(6,250)	$(181,492)	$125,934

Balances as of December 31, 2019	—	$—	21,746,392	$3	3,819,732	$0	$225,568	$(4,653)	$(103,019)	$117,899
Issuance of common stock upon exercise of stock options	—	—	78,598	0	—	—	8	—	—	8
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(93)	—	(93)
Stock-based compensation expense	—	—	—	—	—	—	2,094	—	—	2,094
Net loss	—	—	—	—	—	—	—	—	(10,926)	(10,926)
Balances as of March 31, 2020	—	$—	21,824,990	$3	3,819,732	$0	$227,670	$(4,746)	$(113,945)	$108,982
Issuance of common stock upon exercise of stock options	—	—	9,702	0	—	—	7	—	—	7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(133)	—	(133)
Stock-based compensation expense	—	—	—	—	—	—	2,151	—	—	2,151
Net loss	—	—	—	—	—	—	—	—	(7,092)	(7,092)
Balances as of June 30, 2020	—	$—	21,834,692	$3	3,819,732	$0	$229,828	$(4,879)	$(121,037)	$103,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2021	2020
Operating activities:
Net loss	$(34,391)	$(18,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,148	4,245
Depreciation and amortization expense	2,321	1,874
Other non-cash items	33	(29)
Changes in operating assets and liabilities:
Accounts receivable	444	(2,971)
Prepaid expenses and other current assets	(13,680)	(6,531)
Other non-current assets	(923)	127
Accounts payable	457	4,833
Deferred revenues	(1,364)	1,431
Operating lease liabilities	(1,006)	(927)
Accrued expenses and other liabilities	11,008	(1,668)
Other non-current liabilities	(2,176)	(39)

Net cash used in operating activities	(35,129)	(17,673)

Investing activities:
Purchases of property and equipment	(4,954)	(1,241)

Net cash used in investing activities	(4,954)	(1,241)

Financing activities:
Payments related to finance leases	(51)	(65)
Proceeds from issuance of common stock, net of issuance costs	237	15
Payments for deferred offering costs	—	(128)
Repayments of borrowings	—	(1,256)

Net cash provided by (used in) financing activities	186	(1,434)

Net decrease in cash, cash equivalents and restricted cash	(39,897)	(20,348)

Cash, cash equivalents and restricted cash at beginning of period	143,177	113,575
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(327)	55
Cash, cash equivalents and restricted cash at end of period	$102,953	$93,282

Supplemental disclosure of cash flow information:
Cash paid for interest	$(24)	$(47)
Cash paid for income taxes	$(0)	$(0)

Supplemental disclosure of non-cash investing activities:
Property and equipment additions in accounts payable and accrued expenses	$(3,426)	$(368)

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

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations, and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through June 30, 2021, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $34.4 million for the six months ended June 30, 2021 and $44.1 million for the year ended December 31, 2020. As of June 30, 2021, the Company had an accumulated deficit of $181.5 million. The Company expects to continue to generate operating losses in the foreseeable future. As of August 12, 2021, the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. The net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with investment grade U.S. financial institutions and have been partially invested in a money market fund as of June 30, 2021. The money market fund, held in U.S. dollar, is primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2020 and June 30, 2021, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of June 30, 2021 and December 31, 2020, respectively, Gilead Sciences, Inc. accounted for the majority of the accounts receivable balance. For the six months ended June 30, 2021 and June 30, 2020 one customer accounted for the majority of the Company’s revenues. No other customers accounted for more than 10.0% of accounts receivable or net sales. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2021 and December 31, 2020, cash equivalents consisted of money market funds.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated useful life
Leasehold improvements	2 - 5 years
Laboratory equipment	2 - 10 years
Furniture and fixtures	2 - 10 years
Computer equipment and software	2 - 4 years

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

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, which provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options. The new guidance clarifies that to the extent applicable, issuers should first reference other GAAP to account for the effect of a modification. If other GAAP is not applicable, the guidance clarifies whether to account for the modification or exchange as an adjustment to equity, with the related EPS implications, or an expense, and if so, the manner and pattern of recognition. The accounting depends on the substance of the transaction, such as whether the modification or exchange is the result of raising equity, a financing transaction, or some other event. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The $10.0 million upfront payment received in 2018 and a $4.0 million milestone payment received in 2020 were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of June 30, 2021, $0.7 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 67% of deferred revenue is expected to be recognized as revenue in the remainder of 2021 and the remaining 33% in 2022.

As of June 30, 2021, $2.3 million of cost reimbursements for research and development services were included as a liability in deferred revenues. Reimbursements for external costs are recognized as revenues in the period in which the services are provided and external costs are recognized.

In the three months ended June 30, 2021, the Company recognized $0.4 million of the upfront payment received in 2018 and $0.6 million of the $4.0 million milestone payment received in 2020 as revenue. Furthermore, the Company recognized $4.4 million revenue from cost reimbursements for research and development services, of which

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

$0.4 million were initially recorded as deferred revenue in the consolidated balance sheet. For the three months ended June 30, 2020, revenue from reimbursement of research and development expenses was $4.1 million, and the Company recognized $1.0 million of the upfront payment received in 2018 and $0.6 million of the $4.0 million milestone payment received in 2020 as revenue. In addition, the Company fully recognized revenue for a $1.0 million milestone payment for a milestone achieved in the three months ended June 30, 2020.

In the six months ended June 30, 2021, the Company recognized $0.5 million of the upfront payment received in 2018 and $1.2 million of the $4.0 million milestone payment received in 2020 as revenue. Furthermore, the Company recognized $9.0 million revenue from cost reimbursements for research and development services, of which $0.7 million were initially recorded as deferred revenue in the consolidated balance sheet. For the six months ended June 30, 2020, revenue from reimbursement of research and development expenses was $6.8 million, and the Company recognized $1.4 million of the upfront payment received in 2018 and $1.2 million of the $4.0 million milestone payment received in 2020 as revenue. In addition, the Company fully recognized revenue for a $1.0 million milestone payment for a milestone achieved in the six months ended June 30, 2020.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of June 30, 2021 and December 31, 2020, the contract asset and the liability relating to the sublicense payment was less than $0.1 million and $0.1 million, respectively.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at June 30, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,399	$—	$—	$35,399
Total	$35,399	$—	$—	$35,399

	Fair Value Measurement at December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,397	$—	$—	$35,397
Total	$35,397	$—	$—	$35,397

During the six months ended June 30, 2021, there were no transfers between Level 1, Level 2 and Level 3.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020

Leasehold improvements	$3,419	$3,322
Construction in progress	6,448	28
Laboratory equipment	6,691	5,982
Furniture and fixtures	573	430
Computer equipment and software	1,909	1,554
Property and equipment, gross	19,040	11,316
Less: Accumulated depreciation	(5,834)	(5,097)
Property and equipment, net	$13,206	$6,219

Construction-in-progress as of June 30, 2021 related to investments in connection with the Companies GMP manufacturing facility project. Construction-in-progress as of December 31, 2020 related to implementation costs for a cloud computing arrangement which is a service contract.

6. Receivable research incentive

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

As of June 30, 2021, the Company recognized receivables of $16.0 million from the research incentive program, which are reported in research incentive receivables in the Company’s condensed consolidated balance sheet. As of December 31, 2020 the receivables from the research incentive program were $15.1 million. During the three months ended June 30, 2021 and 2020, the Company recorded $2.3 million and $1.4 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations as grant income.

During the six months ended June 30, 2021 and 2020, the Company recorded $4.3 million and $2.7 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations as grant income.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Salaries and bonuses	3,756	4,381
Social security contributions	388	211
Unearned grant income (current)	934	878
Accrued external research and development expenses	7,408	895
Accrued external general and administration expenses	589	634
Accrued for property and equipment acquisitions	2,104	—
Finance lease liabilities	138	155
Other accruals and liabilities	46	232
	$15,363	$7,386

8. Loans payable

As of June 30, 2021 and December 31, 2020, loans payable consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Loans from FFG	$6,359	$6,564
Unamortized debt discount	(1,558)	(2,027)
Total Loans payable, net	$4,801	$4,537

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

No principal repayment was made in the three and six months ended June 30, 2021. No principal repayment was made in the three months ended June 30, 2020. A principal repayment of $1.3 million was made in the six months ended June 30, 2020.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2021, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Payments Due by Calendar Year	Amount
2021 (remaining 6 months)	—
2022	3,197
2023	1,906
2024	1,256
Thereafter	—
Total	$6,359

9. Common stock, Class A common stock and convertible preferred stock

In June 2018, the Company became the reporting entity in a transaction between entities under common control. In the accompanying condensed consolidated financial statements and notes, the common stock is retrospectively presented as if the Company had been the reporting entity for all periods during which the previous reporting entity was under common control.

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of June 30, 2021, the Company was authorized to issue 100,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock. As of June 30, 2021, the Company had 26,051,846 shares of common stock, 3,819,732 shares of Class A common stock and 2,978 shares of preferred stock outstanding and issued.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of June 30, 2021, 1,027,793 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Three and six months ended June 30,
	2021	2020

Risk-free interest rate	1.07%	0.44%
Expected term (in years)	6.1	6.0
Expected volatility	85.5%	79.0%
Expected dividends	—%	—%

For the 2021 and 2020 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2021 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2020	3,555,945	$8.45	7.9	$12,839
Granted	859,956	12.36
Exercised	(79,487)	2.97
Forfeited	(52,419)	10.42
Outstanding as of June 30, 2021	4,283,995	$9.31	7.9	$8,344

Options exercisable as of June 30, 2021	1,960,775	$7.09	7.0	$7,223
Options unvested as of June 30, 2021	2,323,220	$11.17	8.7	$1,121

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The estimated fair value per common stock used for calculating the intrinsic values as of June 30, 2021 and December 31, 2020, was $9.16 and $11.09, respectively.

Cash received from option exercise under share-based payment arrangements for the six months ended June 30, 2021 was $237 thousand. Cash received from option exercise under share-based payment arrangements for the six months ended June 30, 2020 was $15 thousand.

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

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of December 31, 2020	43,700	$11.87
Granted	—	—
Vested	(23,647)	11.87
Forfeited	—	—
Outstanding as of June 30, 2021	20,053	$11.87

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development expenses	$1,145	$771	$1,769	$1,448
General and administrative expenses	1,482	1,380	2,379	2,797
	$2,627	$2,151	$4,148	$4,245

11. Income taxes

Income tax expense during the three months ended June 30, 2021 and 2020 resulted from minimum tax obligations. During the three months ended June 30, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

12. Commitments and contingencies

Operating and Finance Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, the Company’s operating lease right-of-use assets were $5.3 million and $6.5 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the Company’s finance lease right-of-use assets were $1.0 million and $1.3 million, respectively, which are reported in finance lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of June 30, 2021, the Company had outstanding operating lease obligations of $4.8 million, of which $2.0 million is reported in operating lease liabilities, current portion and $2.8 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of June 30, 2021, the Company had outstanding finance lease obligations of $0.3 million, of which $0.1 million is reported in accrued expenses and other current liabilities and $0.2 million is reported in other non-current liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding operating lease obligations of $5.8 million, of which $2.0 million is reported in operating lease liabilities, current portion and $3.8 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding finance lease obligations of $0.5 million, of which $0.2 million is reported in accrued expenses and other current liabilities and $0.3 million is reported in other non-current liabilities in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 2.3% and 2.6 years, respectively. The Company’s weighted average discount rate and weighted average lease term remaining on finance lease liabilities is approximately 1.7% and 2.6 years, respectively.

The Company subleased certain of its leased real estate that it did not utilize to a third party. The sublease was qualified as an operating lease and was terminated in April 2021.

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of June 30, 2021, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $11.4 million, of which $9.7 million relate to 2021 (remaining six months) deliverables, $1.6 million relate to 2022, less than $0.1 million relate to 2023, and less than $0.1 million relate to 2024 deliverables.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In the three and six months ended June 30, 2021, the Company recorded $0.3 million and $0.5 million, respectively, in licensing fees from intellectual property licenses as research and development expenses. These amounts mainly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 and December 31, 2020.

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

13. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(17,153)	$(7,092)	$(34,391)	$(18,018)

Denominator:
Weighted-average common shares outstanding, basic and diluted	29,826,269	25,647,819	29,807,382	25,638,913
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	2,978,000	—	2,978,000	—
Total number of shares used to calculate net loss per share, basic and diluted	32,804,269	25,647,819	32,785,382	25,638,913

Net loss per share, basic and diluted	$(0.52)	$(0.28)	$(1.05)	$(0.70)

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(1) Series A convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. Series A convertible preferred stock is therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted in common stock. Each share of Series A convertible preferred stock is convertible into 1,000 shares of common stock. 2,978,000 shares of the Company’s common stock are issuable upon conversion of Series A convertible preferred stock (see Note 9).

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

	Three and six months ended June 30,
	2021	2020
Options issued and outstanding	4,283,995	3,585,971
Unvested restricted stock units	20,053	—
Total	4,304,048	3,585,971

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

In the three and six months ended June 30, 2021, the Company recorded no related party transactions. In the six months ended June 30, 2020, the Company recorded $0.3 million in research and development expenses for service fees paid to the University of Basel, which represented related party transactions. None of these expenses were recorded in the three months ended June 30, 2020.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel immunotherapies based on our proprietary arenavirus platform that is designed to mobilize and amplify targeted T cells and the body’s natural infection killers, to fight or prevent serious disease. Our replicating and non-replicating technologies are engineered to induce robust and durable antigen-specific CD8+ T cell responses and pathogen-neutralizing antibodies. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by inducing CD8+ T cell response levels previously not achieved by other immunotherapy approaches.

Our oncology portfolio includes two disclosed programs, HB-200 and HB-300, which both use our replicating technology. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive cancers in a Phase 1/2 clinical trial ongoing and HB-300 is in preclinical development for treatment of prostate cancer. HB-200 is comprised of HB-201 and HB-202; HB-201 is being evaluated as monotherapy and in an alternating combination with HB-202. The positive Phase 1 data for HB-200 presented as an oral presentation at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2021 (abstract #2502), showed HB-200 is highly immunogenic, including unpresented levels of activated, tumor antigen-specific CD8+ T cells. In addition, HB-201 monotherapy showed an 18 percent overall response rate and median progression-free survival of 3.45 months in heavily pre-treated head a neck cancer patients who progressed on standard of care, including checkpoints inhibitors. In April 2021, we reported positive preliminary Phase 1 immunogenicity data for these oncology candidates, demonstrating a robust increase in HPV16+-specific T cells, including up to 8% of circulating CD8+ T cells, after one dose of HB-201 or HB-202. In December 2020, we announced positive interim Phase 1 data on HB-201 with our replicating monotherapy for the treatment of HPV16+ cancers. Upcoming milestones include additional HB-201/HB-202 Phase 1/2 data in HPV16+ cancers expected in fourth quarter of 2021 and the recommended Phase 2 dose for the HB-200 program is expected to be announced in the fourth quarter of 2021.

Our non-replicating prophylactic Cytomegalovirus, or CMV, vaccine candidate, HB-101, is a potential first in-class compound in a Phase 2 clinical trial for patients awaiting kidney transplantation. In November 2020, we announced positive interim safety, immunogenicity and efficacy data from this trial in which we observed a three-dose schedule was able to reduce incidence of CMV viremia, reduce antiviral use and prevent CMV disease. In June 2021, we completed enrollment in the Phase 2 clinical trial and expect to report additional safety, immunogenicity and efficacy data from evaluable patients in the second half of 2021 with final top-line data readout in the first half of 2023.

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

We have incurred net losses each year since our inception in 2011, including net losses of $17.2 million and $34.4 million for the three and six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $181.5 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish a commercial manufacturing facility.

Special Note About Coronavirus (COVID-19)

In March 2020, we announced initial potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the COVID-19 pandemic, we have experienced, and may further experience, disruptions that have and could further adversely impact our business operations as well as our preclinical studies and clinical trials. Specifically, nearly all of the Phase 2 trial sites we utilize for our HB-101 Phase 2 trial had temporarily suspended enrollment of patients, resumed patient enrollment, but suspended enrolment again during periods of increased confirmed infections in the United States and Europe. As a result, the total number of patients in the trial at the conclusion of enrollment trial in June 2021 was below the originally planned number of patients.

In addition, certain aspects of our supply chain were temporarily impacted as certain of our third party suppliers and manufacturers had paused their operations in response to the COVID-19 pandemic or had otherwise encountered delays in providing their services. The uncertainties resulting from the COVID-19 pandemic have led us to temporarily focus on our core programs, HB-101, HB-200 as well as research and development activities under our collaboration with Gilead in 2020 and 2021. Certain earlier stage programs, including HB-300, have been temporarily de-prioritized and were only allocated the resources that could be made available without impacting our core programs. While we have resumed activities for these earlier stage programs in 2021, we continue to evaluate the extent to which potential constraints of our third party suppliers and manufacturers will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. The ultimate impact of the coronavirus pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

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

Since entering into the Collaboration Agreement, we have received from Gilead the non-refundable upfront payment of $10.0 million and $12.2 million in milestone payments for the achievement of pre-clinical research milestones. In addition, we have recognized $28.0 million of cost reimbursements for research and development services performed under the Collaboration Agreement.

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of June 30, 2021.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue from collaboration and licensing	$5,378	$6,685	$10,679	$10,381
Operating expenses:
Research and development	(19,572)	(11,564)	(39,736)	(23,090)
General and administrative	(5,095)	(4,347)	(9,404)	(8,976)
Total operating expenses	(24,667)	(15,911)	(49,140)	(32,066)
Loss from operations	(19,289)	(9,226)	(38,461)	(21,685)
Other income (expense):
Grant income	2,505	1,595	4,709	3,067
Interest income	7	59	14	371
Interest expense	(218)	(166)	(437)	(393)
Other income and expenses, net	(158)	646	(216)	622
Total other income (expense), net	2,136	2,134	4,070	3,667
Net loss before tax	(17,153)	(7,092)	(34,391)	(18,018)
Income tax expense	(0)	(0)	(0)	(0)
Net loss	$(17,153)	$(7,092)	$(34,391)	$(18,018)

Revenue from Collaboration and Licensing

Revenue was $5.4 million and $10.7 million for the three and six months ended June 30, 2021, respectively and $6.7 million and $10.4 million for the three and six months ended June 30, 2020, respectively.

The decrease of $1.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to a $1.0 million milestone payment recognized in the three months ended June 30, 2020, lower deferred revenues recognized related to the upfront and milestone payments compared to the three months ended June 30, 2020, partially offset by higher cost reimbursements.

For the three months ended June 30, 2021, revenue included $4.4 million from reimbursement of research and development expenses, $0.4 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and $0.6 million from partial recognition of the $4.0 million milestone payment that we received in 2020. For the three months ended June 30, 2020, revenue included $4.1 million from reimbursement of research and development expenses, $1.0 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and $0.6 million from partial recognition of the $4.0 million milestone payment that we received in 2020, as well as $1.0 million of revenue that was recognized upon the achievement of a research milestone in June 2020.

The increase of $0.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to higher cost reimbursements of $2.2 million received under the Collaboration Agreement with Gilead, partially offset by the prior-year-effect of a $1.0 million milestone payment recognized in the six months ended June 30, 2020 and lower deferred revenues recognized related to the upfront and milestone payments compared to the six months ended June 30, 2020.

For the six months ended June 30, 2021, revenue included $9.0 million from reimbursement of research and development expenses, $0.5 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and $1.2 million from partial recognition of the $4.0 million milestone payment that we received in 2020. For the six months ended June 30, 2020, revenue included $6.8 million from reimbursement of research and development expenses, $1.4 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and $1.2 million from partial recognition of the $4.0 million milestone payment that we received in 2020, as well as $1.0 million of revenue that was recognized upon the achievement of a research milestone in June 2020.

Research and Development Expenses

For the three and six months ended June 30, 2021, our research and development expenses were $19.6 million and $39.7 million, respectively, compared to $11.6 million and $23.1 million for the three and six months ended June 30, 2020.

The increase of $8.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due to an increase in direct R&D expenses of $5.4 million, and an increase in internal R&D expenses of $2.6 million.

The primary drivers of the increase in direct R&D expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 were an increase in manufacturing and quality control expenses of $1.6 million, an increase in clinical operations expenses of $1.4 million, along with a general increase in other direct R&D expenses and laboratory expenses of $2.4 million. The increase was mainly due to the progress in our HB-201 and HB-202 clinical trial, in particular for monitoring and testing activities, and manufacturing and quality control work in preparation of a further extension of the trial. Manufacturing and quality control expenses were also driven by the progress towards clinical development in our Gilead partnered programs.

The increase in internal research and development expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to an increase in personnel expenses and stock based compensation by $1.9 million, and an increase in other internal expenses by $0.7 million. The increase in internal research and development expenses was mainly due to our increased research and development headcount.

The increase in research and development expenses of $16.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to an increase in direct research and development expenses of $11.9 million, and an increase in internal research and development expenses of $4.7 million.

The primary drivers of the increase in direct research and development expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were an increase in manufacturing and quality control expenses of $6.3 million, an increase in clinical operations expenses of $2.8 million, along with a general increase in other direct expenses and laboratory expenses of $2.8 million. The increase was mainly due to the progress in our HB-201 and HB-202 clinical trial, particularly, the increased patient recruitment and related clinical trial monitoring and testing activities, as well as manufacturing and quality control work in preparation of a further extension of the trial.

Manufacturing and quality control expenses were also driven by the progress towards clinical development in our Gilead partnered programs.

The increase in internal research and development expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase in personnel expenses by $3.4 million, and an increase in facility related and other internal research and development expenses by $1.3 million. The increase in personnel-related research and development expenses resulted primarily from our increased research and development headcount and an increase in stock compensation expenses. Other internal research and development costs and facility related costs also increased as a result of our expansion of research and development activities and headcount.

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Direct research and development expenses by program:
HB-101	$1,422	$904	$2,056	$2,249
HB-201/202	4,957	2,134	12,291	4,088
Gilead partnered programs(1)	2,963	1,833	6,200	3,498
Other and earlier-stage programs	3,032	2,143	5,284	4,053
Sub-total direct expenses	12,374	7,014	25,831	13,888
Internal research and development expenses:
Personnel related (including stock-based compensation)	5,130	3,208	9,943	6,578
Facility related	691	537	1,413	1,046
Other internal costs	1,377	805	2,549	1,578
Sub-total internal expenses	7,198	4,550	13,905	9,202
Total research and development expenses	$19,572	$11,564	$39,736	$23,090

(1) Expenses incurred by us in connection with Gilead partnered programs are reimbursed to us by Gilead and accounted for as revenue in the same period.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $5.1 million, compared to $4.3 million for the three months ended June 30, 2020. The increase of $0.8 million was primarily due to an increase in personnel-related expenses of $0.9 million, partially offset by a decrease in professional and consulting fees of 0.1 million. The increase in personnel-related expenses resulted from a growth in headcount along with increased salaries in our general and administrative functions, and increased stock compensation expenses.

General and administrative expenses for the six months ended June 30, 2021 were $9.4 million, compared to $9.0 million for the six months ended June 30, 2020. The increase of $0.4 million was primarily due to an increase in personnel-related expenses of $0.4 million. The increase in personnel-related expenses resulted from a growth in headcount in our general and administrative functions and increased salaries, partially offset by a decrease in stock compensation expenses.

Grant Income

In the three months ended June 30, 2021 we recorded grant income of $2.5 million, compared to $1.6 million in the three months ended June 30, 2020. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $0.9 million was primarily due to higher income from Austrian research and development incentives.

In the six months ended June 30, 2021, we recorded grant income of $4.7 million, compared to $3.1 million in the six months ended June 30, 2020. The increase of $1.6 million was primarily due to higher income from Austrian research and development incentives.

Interest Income and Expense

Interest income was less than $0.1 million for the three and six months ended June 30, 2021, compared to interest income of $0.1 million and $0.4 million for the three and six months ended June 30, 2020, respectively. The decrease in the three and six month ended June 30, 2021, despite higher cash balances, was due to the drop in interest rates in the United States and Europe. Interest income represents interest from cash and cash equivalents held in US dollars resulting from the proceeds from the issuance of common and preferred stock, including our IPO and recent follow-on public offering as well as payments received under our Collaboration Agreement with Gilead. During the three and six months ended June 30, 2021 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition smaller amounts were held in euros at our Austrian subsidiary that produced no material interest income due the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.2 million for the three months ended June 30, 2021 and for the three months ended June 30, 2020. Interest expenses for loans from government agencies were $0.4 million for the six months ended June 30, 2021 and for the six months ended June 30, 2020. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other expenses were $0.2 million for the three months ended June 30, 2021, compared to other income of $0.6 million for the three months ended June 30, 2020. The decrease in the three months ended June 30, 2021 resulted primarily from realized exchange rate differences and foreign currency remeasurements. In addition, in April 2020, we applied for support under the Corona Short-term Work Program in Austria to mitigate the financial impact of the COVID 19 pandemic. In the three months ended June 30, 2020, we recognized $0.2 million in other operating income from non-refundable subsidies under this support program which contributes to the decrease of other income and expenses in the three months ended June 30, 2021.

Other expenses were $0.2 million for the six months ended June 30, 2021, compared to other income of $0.6 million for the six months ended June 30, 2020. The decrease in the six months ended June 30, 2021 resulted primarily from realized exchange rate differences and foreign currency remeasurements. In addition, in April 2020, we applied for support under the Corona Short-term Work Program in Austria to mitigate the financial impact of the COVID 19 pandemic. In the six months ended June 30, 2020, we recognized $0.2 million in other operating income from non-refundable subsidies under this support program which contributes to the decrease of other income and expenses in the six months ended June 30, 2021.

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

We have raised gross proceeds of approximately $142.5 million from the issuance of our convertible preferred stock and $22.2 million from non-refundable upfront and milestone payments pursuant to the Collaboration Agreement with Gilead. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2021, the principal amount outstanding under loans from government agencies was $6.4 million and we had cash, cash equivalents and restricted cash of $103.0 million.

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

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of June 30, 2021, the unamortized debt discount related to FFG Loans was $1.6 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of June 30, 2021, we had an accumulated deficit of $181.5 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(35,129)	$(17,673)
Net cash used in investing activities	(4,954)	(1,241)
Net cash provided by (used in) financing activities	186	(1,434)
Net increase (decrease) in cash and cash equivalents	(39,897)	(20,348)

Cash Used in Operating Activities

During the six months ended June 30, 2021, cash used in operating activities was $35.1 million, which consisted of a net loss of $34.4 million, adjusted by non-cash charges of $6.5 million and cash used due to changes in our operating assets and liabilities of $7.2 million. The non-cash charges consisted primarily of stock-based compensation of $4.1 million and depreciation and amortization expense of $2.4 million. The change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $13.7 million, a decrease in other non-current liabilities of $2.2 million, a decrease in deferred revenues of $1.4 million, a decrease in operating lease liabilities of $1.0 million, and an increase in other non-current assets of $0.9 million, partially offset by an increase in accrued expenses and other liabilities of $11.0 million, an increase in accounts payable of $0.5 million, and a decrease in accounts receivable of $0.5 million.

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

Cash Used in Investing Activities

During the six months ended June 30, 2021, cash used in investing activities was $5.0 million. The increase of $3.8 million compared to the six months ended June 30, 2020 resulted from capital expenditures in connection with our own GMP manufacturing facility project and was partially offset by lower expenditures for laboratory and office space extension and purchase of equipment.

During the six months ended June 30, 2020, cash used in investing activities was $1.2 million and resulted from capital expenditures in connection with an expansion of our laboratory and office space and purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $0.2 million and consisted primarily of proceeds from the exercise of stock options.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021 (in thousands):

	Payments Due by Calendar Year
		Less Than	1 - 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years
Lease commitments	$5,179	$2,038	$3,141	$—	$—
CMO commitments	11,400	9,706	1,663	31
Debt obligations	6,359	3,197	3,162	—	—

Total	$22,938	$14,941	$7,966	$31	$—

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of June 30, 2021 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $103.0 million as of June 30, 2021, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

In April 2021, a third party opposed European Patent No. 3218504, or the EP ’504 Patent, which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. While the opposition was filed in the name and on behalf of Dr. Ursula Sprenzel, we believe that the real party in interest has not identified itself. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidates HB-201 and HB-202. Following formal notice from the European Patent Office, or the EPO, in May 2021 we are preparing our response, which is due in September 2021.

From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2021.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by us during the six months ended June 30, 2021.

Item 3.      Defaults upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

On August 11, 2021, Jean-Charles Soria, MD, PhD notified the Company of his intention to resign from the Company’s Board of Directors, effective as of August 12, 2021. Jean-Charles Soria’s decision to resign from the Board was not the result of any dispute or disagreement with the Company or the Company’s Board on any matter relating to the operations, policies or practices of the Company.

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

32.1*	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

HOOKIPA Pharma Inc.

Date: August 12, 2021	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial and Accounting Officer)