Form 10-Q
period 2021-09-30
HOOKIPA Pharma Inc.
filed 2021-11-10
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 26,139,143 shares of common stock and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

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

		Page

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$82,269	$142,743
Accounts receivable	2,520	5,542
Receivable research incentives	17,879	15,115
Prepaid expenses and other current assets	15,909	8,104
Total current assets	118,577	171,504
Non-current assets:
Restricted cash	428	434
Property and equipment, net	15,350	6,219
Operating lease right of use assets	4,665	6,452
Finance lease right of use assets	920	1,298
Other non-current assets	2,232	1,910
Total non-current assets	23,595	16,313

Total assets	$142,172	$187,817

Liabilities and Stockholders’ Equity
Current liabilities
Loans payable, current	$2,735	$—
Accounts payable	10,100	8,009
Deferred revenues	2,372	3,750
Operating lease liabilities, current	1,924	1,998
Accrued expenses and other current liabilities	9,507	7,386
Total current liabilities	26,638	21,143
Non-current liabilities
Loans payable, non-current	2,174	4,537
Operating lease liabilities, non-current	2,264	3,819
Deferred revenues, non-current	29	784
Other non-current liabilities	2,981	1,411
Total non-current liabilities	7,448	10,551
Total liabilities	34,086	31,694

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; Series A convertible preferred stock, 2,978 shares designated, 2,978 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 26,084,065 shares and 25,948,712 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	3
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 3,819,732 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	0	0
Additional paid-in capital	315,394	309,288
Accumulated other comprehensive loss	(5,779)	(6,067)
Accumulated deficit	(201,532)	(147,101)
Total stockholders’ equity	108,086	156,123

Total liabilities and stockholders’ equity	$142,172	$187,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue from collaboration and licensing	$3,874	$4,040	$14,553	$14,421
Operating expenses:
Research and development	(20,698)	(16,009)	(60,434)	(39,099)
General and administrative	(4,342)	(4,437)	(13,746)	(13,413)
Total operating expenses	(25,040)	(20,446)	(74,180)	(52,512)
Loss from operations	(21,166)	(16,406)	(59,627)	(38,091)
Other income (expense):
Grant income	$2,487	$1,997	$7,196	$5,064
Interest income	7	20	21	391
Interest expense	(234)	(194)	(671)	(587)
Other income and expenses, net	(1,133)	994	(1,348)	1,615

Total other income, net	1,127	2,817	5,198	6,483

Net loss before tax	(20,039)	(13,589)	(54,429)	(31,608)

Income tax expense	(1)	(0)	(1)	(0)

Net loss	(20,040)	(13,589)	(54,430)	(31,608)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	471	(309)	288	(535)
Comprehensive loss	$(19,569)	$(13,898)	$(54,142)	$(32,143)

Net loss per share — basic and diluted	$(0.61)	$(0.53)	$(1.66)	$(1.23)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2020	2,978	$0	25,948,712	$3	3,819,732	$0	$309,288	$(6,067)	$(147,101)	$156,123
Issuance of common stock upon exercise of stock options	—	—	33,806	0	—	—	125	—	—	125
Vesting of restricted stock	—	—	12,140	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(476)	—	(476)
Stock-based compensation expense	—	—	—	—	—	—	1,521	—	—	1,521
Net loss	—	—	—	—	—	—	—	—	(17,238)	(17,238)
Balances as of March 31, 2021	2,978	$0	25,994,658	$3	3,819,732	$0	$310,934	$(6,543)	$(164,339)	$140,055
Issuance of common stock upon exercise of stock options	—	—	45,681	0	—	—	112	—	—	112
Vesting of restricted stock	—	—	11,507	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	293	—	293
Stock-based compensation expense	—	—	—	—	—	—	2,627	—	—	2,627
Net loss	—	—	—	—	—	—	—	—	(17,153)	(17,153)
Balances as of June 30, 2021	2,978	$0	26,051,846	$3	3,819,732	$0	$313,673	$(6,250)	$(181,492)	$125,934
Issuance of common stock upon exercise of stock options	—	—	21,912	0	—	—	2	—	—	2
Vesting of restricted stock	—	—	10,307	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	471	—	471
Stock-based compensation expense	—	—	—	—	—	—	1,719	—	—	1,719
Net loss	—	—	—	—	—	—	—	—	(20,040)	(20,040)
Balances as of September 30, 2021	2,978	$0	26,084,065	$3	3,819,732	$0	$315,394	$(5,779)	$(201,532)	$108,086

								Accumulated
			Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	—	—	21,746,392	$3	3,819,732	$0	$225,568	$(4,653)	$(103,019)	$117,899
Issuance of common stock upon exercise of stock options	—	—	78,598	0	—	—	8	—	—	8
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(93)	—	(93)
Stock-based compensation expense	—	—	—	—	—	—	2,094	—	—	2,094
Net loss	—	—	—	—	—	—	—	—	(10,926)	(10,926)
Balances as of March 31, 2020	—	$—	21,824,990	$3	3,819,732	$0	$227,670	$(4,746)	$(113,945)	$108,982
Issuance of common stock upon exercise of stock options	—	—	9,702	0	—	—	7	—	—	7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(133)	—	(133)
Stock-based compensation expense	—	—	—	—	—	—	2,151	—	—	2,151
Net loss	—	—	—	—	—	—	—	—	(7,092)	(7,092)
Balances as of June 30, 2020	—	$—	21,834,692	$3	3,819,732	$0	$229,828	$(4,879)	$(121,037)	$103,915
Issuance of common stock upon exercise of stock options	—	—	7,044	0	—	—	16	—	—	16
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(309)	—	(309)
Stock-based compensation expense	—	—	—	—	—	—	2,147	—	—	2,147
Net loss	—	—	—	—	—	—	—	—	(13,589)	(13,589)
Balances as of September 30, 2020	—	$—	21,841,736	$3	3,819,732	$0	$231,991	$(5,188)	$(134,626)	$92,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net loss	$(54,430)	$(31,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,867	6,392
Depreciation and amortization expense	3,412	3,037
Other non-cash items	34	(27)
Changes in operating assets and liabilities:
Accounts receivable	2,754	(1,243)
Prepaid expenses and other current assets	(12,058)	(6,612)
Other non-current assets	(437)	(89)
Accounts payable	528	1,961
Deferred revenues	(1,952)	259
Operating lease liabilities	(1,392)	(1,387)
Accrued expenses and other liabilities	5,298	1,385
Other non-current liabilities	(397)	(106)
Net cash used in operating activities	(52,773)	(28,038)

Investing activities:
Purchases of property and equipment	(7,440)	(1,866)

Net cash used in investing activities	(7,440)	(1,866)

Financing activities:
Payments related to finance leases	(64)	(89)
Proceeds from issuance of common stock, net of issuance costs	239	31
Payments for deferred offering costs	—	(307)
Repayments of borrowings	—	(1,291)

Net cash provided by (used in) financing activities	175	(1,656)

Net decrease in cash, cash equivalents and restricted cash	(60,038)	(31,560)

Cash, cash equivalents and restricted cash at beginning of period	143,177	113,575
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(442)	244
Cash, cash equivalents and restricted cash at end of period	$82,697	$82,259

Supplemental disclosure of cash flow information:
Cash paid for interest	$(24)	$(49)
Cash paid for income taxes	$(1)	$(0)

Supplemental disclosure of non-cash investing activities:
Property and equipment additions in accounts payable and accrued expenses	$(3,950)	$(152)

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

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations, and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through September 30, 2021, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $54.4 million for the nine months ended September 30, 2021 and $44.1 million for the year ended December 31, 2020. As of September 30, 2021, the Company had an accumulated deficit of $201.5 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 10, 2021, the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. The net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with investment grade U.S. financial institutions and have been partially invested in a money market fund as of September 30, 2021. The money market fund, held in U.S. dollar, is primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2020 and September 30, 2021, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of September 30, 2021 and December 31, 2020, respectively, Gilead Sciences, Inc. accounted for the majority of the accounts receivable balance. For the nine months ended September 30, 2021 and September 30, 2020 Gilead Sciences, Inc accounted for the majority of the Company’s revenues. No other customers accounted for more than 10.0% of accounts receivable or net sales. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2021 and December 31, 2020, cash equivalents consisted of money market funds.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Recently Issued Accounting Pronouncements

In July 2021, the FASB issued ASU 2021-05, which requires a lessor to classify a lease with variable lease payments (that do not depend on an index or rate) as an operating lease if the lease would have been classified as a sales-type or direct financing lease, and the lessor would have recognized a selling loss at lease commencement. These changes are intended to avoid recognizing a day-one loss for a lease with variable payments even though the lessor expects the arrangement will be profitable overall. The amendments are effective for all entities for fiscal years beginning after December 15, 2021. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, however since the Company does not act as a lessor the Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

beginning after December 15, 2021, including interim periods within those fiscal years with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, which amends the scope of the recent reference rate reform guidance (ASC 848). New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment (i.e., discount transition) to qualify for certain optional relief. The new optional expedients for contract modifications and hedge accounting are expected to benefit companies, including those with certain centrally cleared derivatives affected by a discount rate transition in 2020. The guidance is effective immediately and can be applied retrospectively to any interim period beginning January 1, 2020 or prospectively to any new modifications in any period including or subsequent to the issuance date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU provides guidance that simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The new guidance reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments intended to improve the information provided to users. The guidance also amended the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Finally, the standard changed the way certain convertible instruments are treated when calculating earnings per share. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to address the impact of reference rate reform where contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate need to be discontinued. This guidance is effective as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements. However, since the Company currently does not have contracts, hedging relationships, or other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform, the Company believes that this guidance will not have a material impact on its consolidated financial statements.

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

The $10.0 million upfront payment received in 2018 and a $4.0 million milestone payment received in 2020 were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

revenue recognition criteria are met. As of September 30, 2021, $0.6 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 52% of deferred revenue is expected to be recognized as revenue in the remainder of 2021 and the remaining 48% in 2022.

As of September 30, 2021, $1.8 million of cost reimbursements for research and development services were included as a liability in deferred revenues. Reimbursements for external costs are recognized as revenues in the period in which the services are provided and external costs are recognized.

In the three months ended September 30, 2021, the Company recognized $0.1 million of the upfront payment received in 2018 and less than $0.1 million of the $4.0 million milestone payment received in 2020 as revenue. Furthermore, the Company recognized $3.7 million revenue from cost reimbursements for research and development services, of which $1.0 million were initially recorded as deferred revenue in the consolidated balance sheet. For the three months ended September 30, 2020, revenue from reimbursement of research and development expenses was $2.8 million, and the Company recognized $0.6 million of the upfront payment received in 2018 and $0.6 million of the $4.0 million milestone payment received in 2020 as revenue.

In the nine months ended September 30, 2021, the Company recognized $0.6 million of the upfront payment received in 2018 and $1.3 million of the $4.0 million milestone payment received in 2020 as revenue. Furthermore, the Company recognized $12.7 million revenue from cost reimbursements for research and development services, of which $1.6 million were initially recorded as deferred revenue in the consolidated balance sheet. For the nine months ended September 30, 2020, revenue from reimbursement of research and development expenses was $9.6 million, and the Company recognized $2.0 million of the upfront payment received in 2018 and $1.8 million of the $4.0 million milestone payment received in 2020 as revenue. In addition, the Company fully recognized revenue for a $1.0 million milestone payment for a milestone achieved in the nine months ended September 30, 2020.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of September 30, 2021 and December 31, 2020, the contract asset and the liability relating to the sublicense payment was less than $0.1 million and $0.1 million, respectively.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at September 30, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,400	$—	$—	$35,400
Total	$35,400	$—	$—	$35,400

	Fair Value Measurement at December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,397	$—	$—	$35,397
Total	$35,397	$—	$—	$35,397

During the nine months ended September 30, 2021, there were no transfers between Level 1, Level 2 and Level 3.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020

Leasehold improvements	$3,409	$3,322
Construction in progress	8,306	28
Laboratory equipment	7,270	5,982
Furniture and fixtures	623	430
Computer equipment and software	1,983	1,554
Property and equipment, gross	21,591	11,316
Less: Accumulated depreciation	(6,241)	(5,097)
Property and equipment, net	$15,350	$6,219

Construction-in-progress as of September 30, 2021 related to investments in connection with the Companies GMP manufacturing facility project.

6. Receivable research incentive

The Company participates in a research incentive program provided by the Austrian government under which it is entitled to reimbursement of a percentage of qualifying research and development expenses and capital expenditures incurred in Austria. Submissions for reimbursement under the program are submitted annually. Incentive amounts are generally paid out during the calendar year that follows the year of the expenses but remain subject to subsequent examinations by the responsible authority. Reimbursements received in excess of the recognized receivable research incentive for a certain period are recorded within other long term liabilities for potential repayment until such time that an audit has taken place, upon expiration of the potential reclaim period, or when it is no longer probable that a reclaim will happen.

As of September 30, 2021, the Company recognized receivables of $17.9 million from the research incentive program, which are reported in research incentive receivables in the Company’s condensed consolidated balance sheet. As of December 31, 2020, the receivables from the research incentive program were $15.1 million. During the three months ended September 30, 2021 and 2020, the Company recorded $2.3 million and $1.8 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations as part of the grant income.

During the nine months ended September 30, 2021 and 2020, the Company recorded $6.6 million and $4.5 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations as part of the grant income.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Salaries and bonuses	4,780	4,381
Social security contributions	250	211
Unearned grant income (current)	811	878
Accrued external research and development expenses	2,417	895
Accrued external general and administration expenses	818	634
Accrued for property and equipment acquisitions	271	—
Finance lease liabilities	132	155
Other accruals and liabilities	28	232
	$9,507	$7,386

8. Loans payable

As of September 30, 2021 and December 31, 2020, loans payable consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Loans from FFG	$6,213	$6,564
Unamortized debt discount	(1,304)	(2,027)
Total Loans payable, net	$4,909	$4,537

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

No principal repayment was made in the three and nine months ended September 30, 2021. No principal repayment was made in the three months ended September 30, 2021. A principal repayment of $1.3 million was made in the nine months ended September 30, 2020.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of September 30, 2021, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Payments Due by Calendar Year	Amount
2021 (remaining 3 months)	—
2022	3,124
2023	1,862
2024	1,227
Thereafter	—
Total	$6,213

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

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of September 30, 2021, the Company was authorized to issue 100,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock. As of September 30, 2021, the Company had 26,084,065 shares of common stock, 3,819,732 shares of Class A common stock and 2,978 shares of preferred stock outstanding and issued.

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

Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of September 30, 2021, 995,961 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Risk-free interest rate	0.94%	0.38%	1.06%	0.44%
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	85.3%	85.8%	85.4%	79.7%
Expected dividends	—%	—%	—%	—%

For the 2021 and 2020 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2021 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2020	3,555,945	$8.45	7.9	$12,839
Granted	946,932	11.86
Exercised	(101,399)	2.35
Forfeited	(174,621)	11.54
Outstanding as of September 30, 2021	4,226,857	$9.23	7.7	$4,465

Options exercisable as of September 30, 2021	2,071,001	$7.32	6.8	$4,328
Options unvested as of September 30, 2021	2,155,856	$11.06	8.6	$137

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The estimated fair value per common stock used for calculating the intrinsic values as of September 30, 2021 and December 31, 2020, was $5.89 and $11.09, respectively.

Cash received from option exercise under share-based payment arrangements for the nine months ended September 30, 2021 was $239 thousand. Cash received from option exercise under share-based payment arrangements for the nine months ended September 30, 2020 was $31 thousand.

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

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of December 31, 2020	43,700	$11.87
Granted	—	—
Vested	(33,954)	11.88
Forfeited	—	—
Outstanding as of September 30, 2021	9,746	$11.84

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development expenses	$643	$856	$2,412	$2,304
General and administrative expenses	1,076	1,291	3,455	4,088
	$1,719	$2,147	$5,867	$6,392

11. Income taxes

Income tax expense during the three months ended September 30, 2021 and 2020 resulted from minimum tax obligations. During the three months ended September 30, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

12. Commitments and contingencies

Operating and Finance Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company’s operating lease right-of-use assets were $4.7 million and $6.5 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company’s finance lease right-of-use assets were $0.9 million and $1.3 million, respectively, which are reported in finance lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2021, the Company had outstanding operating lease obligations of $4.2 million, of which $1.9 million is reported in operating lease liabilities, current portion and $2.3 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of September 30, 2021, the Company had outstanding finance lease obligations of $0.3 million, of which $0.1 million is reported in accrued expenses and other current liabilities and $0.2 million is reported in other non-current liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding operating lease obligations of $5.8 million, of which $2.0 million is reported in operating lease liabilities, current portion and $3.8 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding finance lease obligations of $0.5 million, of which $0.2 million is reported in accrued expenses and other current liabilities and $0.3 million is reported in other non-current liabilities in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 2.3% and 2.3 years, respectively. The Company’s weighted average discount rate and weighted average lease term remaining on finance lease liabilities is approximately 1.7% and 2.3 years, respectively.

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of September 30, 2021, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $10.5 million, of which $7.2 million relate to 2021 (remaining three months) deliverables, $3.2 million relate to 2022, less than $0.1 million relate to 2023, and less than $0.1 million relate to 2024 deliverables.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three and nine months ended September 30, 2021, the Company recorded $0.2 million and $0.7 million, respectively, in licensing fees from intellectual property licenses as research and development expenses. These amounts mainly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 and December 31, 2020.

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

13. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(20,040)	$(13,589)	$(54,430)	$(31,608)

Denominator:
Weighted-average common shares outstanding, basic and diluted	29,896,426	25,659,504	29,837,389	25,645,827
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	2,978,000	—	2,978,000	—
Total number of shares used to calculate net loss per share, basic and diluted	32,874,426	25,659,504	32,815,389	25,645,827

Net loss per share, basic and diluted	$(0.61)	$(0.53)	$(1.66)	$(1.23)

(1) Series A convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. Series A convertible preferred stock is therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted in common stock. Each

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

	Three and nine months ended September 30,
	2021	2020
Options issued and outstanding	4,226,857	3,645,967
Unvested restricted stock units	9,746	44,308
Total	4,236,603	3,690,275

14. Related parties

Following the expiry of the consultancy agreement between the Company and its Chief Scientific Officer, Daniel Pinschewer, on March 19, 2020 the Company entered into a new consultancy agreement with Daniel Pinschewer, pursuant to which he serves as Scientific Advisor to the Chief Executive Officer.

The Company is party to research and service arrangements with the University of Basel. Daniel Pinschewer, formerly Chief Scientific Officer, and his spouse are employees of the University of Basel and both involved in providing the services under these arrangements. The University of Basel is also entitled to receive de minimis royalties on the net sales of any product that is based on a patent created by Daniel Pinschewer during the course of his consulting services to the Company. Payments to the University of Basel during Daniel Pinschewer’s term as Chief Scientific Officer were reported as related party transactions but payments following the expiry of that role in March 2020 were no longer considered related party transactions.

In the three and nine months ended September 30, 2021, the Company recorded no related party transactions. In the nine months ended September 30, 2020, the Company recorded $0.3 million in research and development expenses for service fees paid to the University of Basel, which represented related party transactions. None of these expenses were recorded in the three months ended September 30, 2020.

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

Our oncology portfolio includes three disclosed programs, HB-200, HB-300, and HB-700, which all use our replicating technology. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive cancers in an ongoing Phase 1/2 clinical trial. HB-300 is in development for the treatment of prostate cancer and expected to move into the clinic after the third quarter 2022 investigational new drug application filing. HB-700 is our newest asset in preclinical development for treatment of KRAS mutated cancers, including, lung, colorectal and pancreatic cancers.

Our HB-200 program is comprised of HB-201 and HB-202. HB-201 is being evaluated as monotherapy and in an alternating combination with HB-202 in an ongoing Phase 1/2 study. In November 2021, we announced updated interim data on our ongoing Phase 1 portion of the study, with additional data strengthening HB-200’s tolerability, anti-tumor activity and pharmacodynamic T cell datasets, released earlier in the year at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2021. The updates included data on an additional 24 patients who received HB-201 or HB-202/HB-201, 13 of whom were evaluable (had one or more scans).

The interim data showed that HB-200 continues to demonstrate a favorable tolerability profile in heavily pre-treated patients with HPV16+ cancers, highlighting its potential in possible combination with checkpoint inhibitors and other agents. Treatment-related adverse events were reported in 66% of patients, with only 8% experiencing treatment-related adverse events rated grade 3 or higher. HB-200 demonstrated promising, early anti-tumor activity in patients with advanced head and neck cancers (a median of three prior lines of therapy), including a 75% disease control rate, tumor shrinkage in 53% of patients and an ongoing median progression-free survival of 3.45 months. The T cell data show that HB-200 rapidly induces high levels of activated, tumor-specific CD8+ T cells, with more than 90% of patients achieving an increase in tumor-specific CD8+ T cells within two weeks of the initial HB-200 dose and 50% of patients showing elevated tumor infiltrating lymphocytes in their tumors.

Additionally, we have initiated the Phase 2 portion of the study, combining HB-200 and pembrolizumab as treatment for advanced/metastatic head and neck cancer patients. In September 2021, we entered into a clinical collaboration with Merck & Co., Inc. to evaluate the combination of HB-200 and Merck & Co., Inc’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) in a separate randomized Phase 2 study.

HB-300, our therapeutic candidate for prostate cancer, is planned to move into the clinic after we file an investigational new drug application for this program, expected in the third quarter of 2022. In November 2021 we announced our preclinical asset for KRAS mutated cancers, HB-700 with an initial tumor type focus areas of colorectal, pancreatic and lung cancers.

Our oncology product candidate pipeline consists of the following programs:

Our non-replicating prophylactic Cytomegalovirus, or CMV, vaccine candidate, HB-101, is a potential first in-class compound in a Phase 2 clinical trial for patients awaiting kidney transplantation. In June 2021, we completed enrollment in the Phase 2 clinical study. In November 2021, we reported additional safety, immunogenicity and efficacy data to be largely consistent with the update in November 2020, whereby the three-dose schedule of HB-101 pre-transplantation showed a trend of reducing incidence of CMV viremia and antiviral use. The trial will continue to follow patients currently on-study with final top-line data readout in the first half of 2023. We have decided to pursue HB-101 further only if we are able to partner the program with a collaborator, thereby enabling greater strategic focus on the immuno-oncology programs.

To expand our infectious disease portfolio, we entered into a collaboration and licensing agreement with Gilead Sciences, Inc. to research arenavirus functional cures for HIV and chronic Hepatitis B infections. The HBV program has successfully passed Gilead’s Request for Development milestone, and we expect Gilead to file the necessary regulatory documents to initiate clinical trials in 2022. For the HIV program, following successful completion of all pre-clinical activities in accordance with the Collaboration Agreement, we are in ongoing discussions with Gilead to find alternative structures in order to continue the advancement of the HIV program.

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

We have incurred net losses each year since our inception in 2011, including net losses of $20.0 million and $54.4 million for the three and nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $201.5 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish a commercial manufacturing facility.

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

In addition, certain aspects of our supply chain were temporarily impacted as certain of our third-party suppliers and manufacturers had paused their operations in response to the COVID-19 pandemic or had otherwise encountered delays in providing their services. The uncertainties resulting from the COVID-19 pandemic have led us to temporarily focus on our core programs, HB-101, HB-200 as well as research and development activities under our collaboration with Gilead in 2020 and 2021. Certain earlier stage programs, including HB-300, have been temporarily de-prioritized and were only allocated the resources that could be made available without impacting our core programs. While we have resumed activities for these earlier stage programs in 2021, we continue to evaluate the extent to which potential constraints of our third-party suppliers and manufacturers will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. The ultimate impact of the coronavirus pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

Furthermore, in order to preserve resources and liquidity, all of our officers had waived at least 25% of their cash salaries for the three months ended June 30, 2020, and the vast majority of our employees agreed to a temporary salary reduction of 20% for the three months ended June 30, 2020. We compensated our officers and employees for the forgone cash salaries by issuing restricted stock units in July 2020. Our directors have also accepted to receive equity instead of cash for their accrued board fees. We encourage our staff to work from home, and since October 2020, we offer twice per week sentinel COVID-19 PCR-testing to all our Vienna employees in order to enhance health and safety, in particular for laboratory work that has to be performed on site. Since October 2021 we have required our employees to be either fully vaccinated, cured from a COVID-19 infection or to have obtained a negative PCR-test to enter our offices.

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

Since entering into the Collaboration Agreement, we have received from Gilead the non-refundable upfront payment of $10.0 million and $12.2 million in milestone payments for the achievement of pre-clinical research milestones. In addition, we have recognized $31.7 million of cost reimbursements for research and development services performed under the Collaboration Agreement.

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of September 30, 2021.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue from collaboration and licensing	$3,874	$4,040	$14,553	$14,421
Operating expenses:
Research and development	(20,698)	(16,009)	(60,434)	(39,099)
General and administrative	(4,342)	(4,437)	(13,746)	(13,413)
Total operating expenses	(25,040)	(20,446)	(74,180)	(52,512)
Loss from operations	(21,166)	(16,406)	(59,627)	(38,091)
Other income (expense):
Grant income	2,487	1,997	7,196	5,064
Interest income	7	20	21	391
Interest expense	(234)	(194)	(671)	(587)
Other income and expenses, net	(1,133)	994	(1,348)	1,615
Total other income (expense), net	1,127	2,817	5,198	6,483
Net loss before tax	(20,039)	(13,589)	(54,429)	(31,608)
Income tax expense	(1)	(0)	(1)	(0)
Net loss	$(20,040)	$(13,589)	$(54,430)	$(31,608)

Revenue from Collaboration and Licensing

Revenue was $3.9 million and $14.6 million for the three and nine months ended September 30, 2021, respectively and $4.0 million and $14.4 million for the three and nine months ended September 30, 2020, respectively.

Revenues for the three months ended September 30, 2021 did not materially change compared to the three months ended September 30, 2020 though they included lower deferred revenues from upfront and milestone payments which were partially offset by higher cost reimbursements.

For the three months ended September 30, 2021, revenue included $3.7 million from reimbursement of research and development expenses, $0.1 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and less than $0.1 million from partial recognition of the $4.0 million milestone payment that we received in 2020. In the three months ended September 30, 2021 we completed the recognition of the deferred revenue related to the upfront payment of $10.0 million that we received in June 2018. For the three months ended September 30, 2020, revenue included $2.8 million from reimbursement of research and development expenses, $0.6 million from partial recognition of deferred revenue related to the upfront payment of

$10.0 million that we received in June 2018 and $0.6 million from partial recognition of the $4.0 million milestone payment that we received in 2020.

The increase in revenue of $0.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to higher cost reimbursements of $3.1 million received under the Collaboration Agreement with Gilead, partially offset by the prior-year-effect of a $1.0 million milestone payment recognized in the nine months ended September 30, 2020 and $1.9 million lower deferred revenues recognized related to the upfront and milestone payments compared to the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, revenue included $12.7 million from reimbursement of research and development expenses, $0.6 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and $1.3 million from partial recognition of the $4.0 million milestone payment that we received in 2020. In the nine months ended September 30, 2021 we completed the recognition of the deferred revenue related to the upfront payment of $10.0 million that we received in June 2018. For the nine months ended September 30, 2020, revenue included $9.6 million from reimbursement of research and development expenses, $2.0 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and $1.8 million from partial recognition of the $4.0 million milestone payment that we received in 2020, as well as $1.0 million of revenue that was recognized upon the achievement of a research milestone in June 2020.

Research and Development Expenses

For the three and nine months ended September 30, 2021, our research and development expenses were $20.7 million and $60.4 million, respectively, compared to $16.0 million and $39.1 million for the three and nine months ended September 30, 2020.

The increase of $4.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to an increase in direct research and development expenses of $3.1 million, and an increase in internal R&D expenses of $1.6 million.

The primary drivers of the increase in direct research and development expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were an increase in manufacturing and quality control expenses of $2.1 million, along with a general increase in other direct research and development expenses and laboratory expenses of $1.6 million, partially offset by a decrease in expenses for clinical studies of $0.6 million. The increase in manufacturing and quality control expenses as well as other direct research and development expenses was mainly due to the progress in our HB-201 and HB-202 clinical trial, in particular for monitoring and testing activities, and manufacturing and quality control work in preparation of a further extension of the trial. Clinical study expenses decreased primarily due to the completion of patient enrollment of the Phase 2 study for our CMV vaccine candidate HB-101.

The increase in internal research and development expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to an increase in personnel expenses and stock-based compensation by $0.7 million and an increase in other expenses by $0.9 million which were mainly related to our increased research and development headcount.

The increase in research and development expenses of $21.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to an increase in direct research and development expenses of $14.5 million, and an increase in internal research and development expenses of $6.8 million.

The primary drivers of the increase in direct research and development expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were an increase in manufacturing and quality control expenses of $8.4 million, an increase in clinical study expenses of $2.2 million, along with an increase in other direct expenses and laboratory expenses of $3.9 million. The increase was mainly due to the progress in our HB-

201 and HB-202 clinical trial, particularly, the increased patient recruitment and related clinical trial monitoring and testing activities, as well as manufacturing and quality control work in preparation of a further extension of the trial. Manufacturing and quality control expenses were also driven by the progress towards clinical development in our Gilead partnered programs and other preclinical programs.

The increase in internal research and development expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to an increase in personnel expenses by $4.0 million, and an increase in facility related and other internal research and development expenses by $2.8 million. The increase in personnel-related research and development expenses resulted primarily from our increased research and development headcount and an increase in stock compensation expenses. Other internal research and development costs and facility related costs also increased as a result of our expansion of research and development activities and headcount.

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Direct research and development expenses by program:
HB-101	$1,126	$2,494	$3,182	$4,744
HB-201/202	5,624	2,917	17,915	7,005
Gilead partnered programs(1)	2,832	2,674	9,031	6,171
Other and earlier-stage programs	4,050	2,287	9,335	6,340
Sub-total direct expenses	13,632	10,372	39,463	24,260
Internal research and development expenses:
Personnel related (including stock-based compensation)	4,561	3,896	14,504	10,474
Facility related	665	573	2,078	1,619
Other internal costs	1,840	1,168	4,389	2,746
Sub-total internal expenses	7,066	5,637	20,971	14,839
Total research and development expenses	$20,698	$16,009	$60,434	$39,099

(1) Expenses incurred by us in connection with Gilead partnered programs are reimbursed to us by Gilead and accounted for as revenue in the same period.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $4.3 million, compared to $4.4 million for the three months ended September 30, 2020. The decrease of $0.1 million was primarily due to a decrease in personnel-related expenses of less than $0.1 million, and a decrease in professional and consulting fees of $0.1 million. The decrease in personnel-related expenses resulted from decreased stock compensation expenses, partially offset by a growth in headcount along with increased salaries in our general and administrative functions.

General and administrative expenses for the nine months ended September 30, 2021 were $13.7 million, compared to $13.4 million for the nine months ended September 30, 2020. The increase of $0.3 million was primarily due to an increase in personnel-related expenses of $0.4 million, partially offset by a decrease in professional and consulting fees of $0.1 million. The increase in personnel-related expenses resulted from a growth in headcount in our general and administrative functions and increased salaries, partially offset by a decrease in stock compensation expenses.

Grant Income

In the three months ended September 30, 2021 we recorded grant income of $2.5 million, compared to $2.0 million in the three months ended September 30, 2020. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $0.5 million was primarily due to higher income from Austrian research and development incentives.

In the nine months ended September 30, 2021, we recorded grant income of $7.2 million, compared to $5.1 million in the nine months ended September 30, 2020. The increase of $2.1 million was primarily due to higher income from Austrian research and development incentives.

Interest Income and Expense

Interest income was less than $0.1 million for the three and nine months ended September 30, 2021, compared to interest income of less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. The decrease in the three and nine month ended September 30, 2021, despite higher cash balances, was due to the drop in interest rates in the United States and Europe. Interest income represents interest from cash and cash equivalents held in US dollars resulting from the proceeds from the issuance of common and preferred stock as well as payments received under our Collaboration Agreement with Gilead. During the three and nine months ended September 30, 2021 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros at our Austrian subsidiary that produced no material interest income due the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.2 million for the three months ended September 30, 2021, compared to interest expenses of $0.2 million for the three months ended September 30, 2020. Interest expenses for loans from government agencies were $0.7 million for the nine months ended September 30, 2021, compared to $0.6 million for the nine months ended September 30, 2020. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other expenses were $1.1 million for the three months ended September 30, 2021, compared to other income of $1.0 million for the three months ended September 30, 2020. The decrease in the three months ended September 30, 2021 resulted primarily from exchange rate differences and foreign currency remeasurements.

Other expenses were $1.3 million for the nine months ended September 30, 2021, compared to other income of $1.6 million for the nine months ended September 30, 2020. The decrease in the nine months ended September 30, 2021 resulted primarily from exchange rate differences and foreign currency remeasurements. In addition, in April 2020, we applied for support under the Corona Short-term Work Program in Austria to mitigate the financial impact of the COVID-19 pandemic. In the nine months ended September 30, 2020, we recognized $0.2 million in other operating income from non-refundable subsidies under this support program which contributed to the decrease of other income and expenses in the nine months ended September 30, 2021.

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

We have raised gross proceeds of approximately $142.5 million from the issuance of our convertible preferred stock and $22.2 million from non-refundable upfront and milestone payments pursuant to the Collaboration Agreement with Gilead. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2021, the principal amount outstanding under loans from government agencies was $6.2 million and we had cash, cash equivalents and restricted cash of $82.7 million.

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

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of September 30, 2021, the unamortized debt discount related to FFG Loans was $1.3 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of September 30, 2021, we had an accumulated deficit of $201.5 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(52,773)	$(28,038)
Net cash used in investing activities	(7,440)	(1,866)
Net cash provided by (used in) financing activities	175	(1,656)
Net increase (decrease) in cash and cash equivalents	(60,038)	(31,560)

Cash Used in Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities was $52.8 million, which consisted of a net loss of $54.4 million, adjusted by non-cash charges of $9.3 million and cash used due to changes in our operating assets and liabilities of $7.7 million. The non-cash charges consisted primarily of stock-based compensation of $5.9 million and depreciation and amortization expense of $3.4 million. The change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $12.1 million, a decrease in deferred revenues of $2.0 million, a decrease in operating lease liabilities of $1.4 million, an increase in other non-current assets of $0.4 million, and a decrease in other non-current liabilities of $0.4 million, partially offset by an increase in accrued expenses and other liabilities of $5.3 million, a decrease in accounts receivable of $2.8 million, and an increase in accounts payable of $0.5 million.

During the nine months ended September 30, 2020, cash used in operating activities was $28.0 million, which consisted of a net loss of $31.6 million, adjusted by non-cash charges of $9.4 million and cash used due to changes in our operating assets and liabilities of $5.8 million. The non-cash charges consisted primarily of stock-based compensation of $6.4 million, depreciation and amortization expense of $1.5 million and operating lease expenses of $1.5 million. The change in our operating assets and liabilities was primarily due an increase in prepaid expenses and other current assets of $6.6 million, a decrease in operating lease liabilities of $1.4 million, an increase in accounts receivable of $1.2 million, an increase in other assets of $0.1 million and a decrease in other non-current liabilities of $0.1 million, partially offset by an increase in accounts payable of $2.0 million, an increase of accrued expenses and other current liabilities of $1.4 million and an increase in deferred revenues of $0.2 million.

Cash Used in Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities was $7.4 million. The increase of $5.5 million compared to the nine months ended September 30, 2020 resulted from capital expenditures in connection with our own GMP manufacturing facility project and was partially offset by lower expenditures for laboratory and office space extension and purchase of equipment.

During the nine months ended September 30, 2020, cash used in investing activities was $1.9 million and resulted from capital expenditures in connection with an expansion of our laboratory and office space and purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $0.2 million and consisted primarily of proceeds from the exercise of stock options, partially offset by payments related to finance leases.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021 (in thousands):

	Payments Due by Calendar Year
		Less Than	1 - 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years
Lease commitments	$4,592	$1,994	$2,598	$—	$—
CMO commitments	10,448	7,165	3,252	31	—
Debt obligations	6,213	3,124	3,089	—	—

Total	$21,253	$12,283	$8,939	$31	$—

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of September 30, 2021 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $82.7 million as of September 30, 2021, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

In April 2021, a third party opposed European Patent No. 3218504, or the EP ’504 Patent, which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. While the opposition was filed in the name and on behalf of Dr. Ursula Sprenzel, we believe that the real party in interest has not identified itself. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidates HB-201 and HB-202. We filed our formal response to the opposition with the European Patent Office (EPO) on September 3, 2021. It is expected that the EPO’s opposition division will issue a preliminary opinion in the next six months, and summons the parties to oral proceedings within the next nine to twelve months.

From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2021.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by us during the nine months ended September 30, 2021.

Item 3.      Defaults upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

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

HOOKIPA Pharma Inc.

Date: November 10, 2021	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial and Accounting Officer)