Form 10-K
period 2021-12-31
HOOKIPA Pharma Inc.
filed 2022-03-24
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2021 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $237.9 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 14, 2022 was 50,868,668 shares and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

Documents Incorporated by Reference

If the Registrant’s Definitive Proxy Statement relating to the 2022 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Business” in Part I Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological Licensing Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	the potential benefits of and our ability to maintain our collaboration with Gilead Sciences, Inc., or Gilead, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our non-replicating and replicating technologies and the product candidates based on these technologies, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	regulatory developments in the United States and foreign countries;
●	the effects of the ongoing coronavirus pandemic on business and operations;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

●	the accuracy of our estimates of our annual total addressable market, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

Unless otherwise indicated or the context otherwise requires, all references in this 10-K report to “HOOKIPA Pharma”, “HOOKIPA”, the “Company”, “we”, “our”, “ours”, “us” or similar terms refer to HOOKIPA Pharma Inc. and our consolidated subsidiaries.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risk factors include, but are not limited to the following:

●	We are a clinical-stage biopharmaceutical company with no approved products and a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

●	We will require substantial additional financing and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.
●	If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the FDA, the EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.
●	Our product candidates may cause serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential or result in significant negative consequence.
●	We are fully dependent on our collaboration with Gilead for the development of our hepatitis B virus programs, rely on funding from Gilead for development of our human immunodeficiency virus, and may depend on Gilead or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	The ongoing effect of the COVID-19 pandemic has adversely impacted, and we expect it will continue to adversely impact our business, including our clinical trials.
●	Our rights to develop and commercialize our product candidates are subject, in part, to the terms and conditions of licenses granted to us by others, and, if we fail to comply with our obligations under these arrangements or resolve related disputes, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.
●	If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.
●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in licenses.

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

We are building a proprietary immuno-oncology pipeline by targeting oncoviral cancer antigens, self-antigens and next-generation antigens. Our lead replicating arenavirus oncology product candidates, HB-201 and HB-202, are in development for the treatment of Human Papillomavirus 16-positive (HPV16+) cancers in a Phase 1/2 clinical trial. Our non-replicating prophylactic Cytomegalovirus (CMV) vaccine candidate, HB-101, is a potential first-in-class compound in a Phase 2 clinical trial for patients awaiting kidney transplantation.

As announced in November 2021, based on the strength of our HB-200 data in HPV16+ cancers, we have prioritized our oncology portfolio and we plan to continue developing infectious disease therapies in partnership with other companies.

Platform

Our differentiated platform is based on engineered arenaviruses that are designed to activate the natural immune defense mechanism to trigger potent and target-specific T cell and B cell immunity. Arenaviruses have been used for decades as a preclinical tool to study CD8+ T cell responses. Our cofounder, Rolf Zinkernagel, was awarded a Nobel Prize in Physiology or Medicine for his arenavirus-based work on how CD8+ T cells recognize virus-infected cells. We believe that arenaviruses have several key advantages which give them the characteristics of an optimal immunotherapy, including:

●	ability to induce a robust CD8+ T cell response by directly targeting and activating antigen-presenting cells (APCs), such as dendritic cells, which are the most efficient antigen presenting cells of the body;
●	ability to induce a robust antibody response to disease specific target antigens;
●	reduced neutralization of vector specific antibodies, which facilitates potential for repeat administration;
●	do not require an adjuvant to stimulate the immune system; and
●	have been observed to be well tolerated in our preclinical studies and clinical trials.

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

We believe that our arenavirus platform approach gives us a unique and powerful way to tap into the biology of the immune system and reprogram it by instructing APCs, such as dendritic cells, to express antigens that direct the immune system to the desired targets. Our product candidates are designed to deliver full length proteins to activate T cells and B cells to produce a robust immune response through natural means, avoiding the use of artificial ex vivo constructs such as CAR-T cells and related approaches that bypass the immune system’s normal control mechanisms. Although these latter approaches have shown clinical efficacy, they have the potential to cause life threatening side effects, including cytokine release syndrome. In addition, we believe that our immunotherapy approach is simpler, more straightforward and cost effective to manufacture and administer than CAR-T cells or other patient derived cellular approaches.

Oncology Pipeline Highlights

The HB-200 program is our first program in oncology and the first clinical exploration of our replicating technology. The HB-200 program is therapeutic agents for people with cancers caused by the Human Papillomavirus (HPV), specifically Human Papillomavirus type 16 (HPV16+).

HPV is estimated to cause about 5% of the worldwide burden of cancer. This includes approximately 99% of cases in cervical, up to 60% of head and neck, 70% of vaginal and 88% of anal cancers. Prevalence and recent studies have shown that approximately 70% of cancers of the tonsil and tongue base and the majority of cervical and anal cancers may be linked to HPV. It is estimated that the yearly incidence of metastatic head and neck cancers in Spain, France, Germany, Italy, Japan, the United Kingdom and the United States will be 44,000 by 2030. Tumors caused by HPV are referred to as HPV-positive tumors (HPV+) and can be characterized by their expression of proteins from the HPV genome, particularly the viral E6 and E7 proteins. These two proteins are expressed in tumors but are absent in normal cells, which makes them ideal target candidates for immunotherapy; however, to date, there are no therapeutically approved agents directed against these targets.

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

The HB-200 program encompasses our arenaviral-based immunotherapies for the treatment of patients with advanced/metastatic cancers caused by HPV16+. These arenaviral-based immunotherapies include

1.	HB-201 single vector therapy: sequential injections of HB-201 (E7E6 fusion protein derived from HPV16 encoded in a Lymphocytic Choriomeningitis Virus (LCMV) vector);
2.	HB-201/HB-202 two vector therapy: alternating sequential injections of HB-201 and HB-202 (the same E7E6 fusion protein encoded in a Pichinde Virus (PICV) vector).

In preclinical studies, HB-201, as a monotherapy, was observed to suppress tumor growth and eliminated up to 40% of HPV+ tumors. HB-201 generated a strong and durable T cell response with successfully treated animals demonstrating resistance to a tumor rechallenge. Based on these preliminary results, we believe that treating patients with HB-201 has the potential to both control metastatic disease and prevent relapse.

In December 2019, we opened the HB-200 Phase 1/2 trial (NCT04180215), investigating both Phase 1 dose optimization and Phase 2 dose expansion in a single trial. During the initial 10 months of the trial, the HB-201 single vector therapy was studied through escalating doses. Starting in October 2020, enrollment into the HB-201/HB-202 alternating sequential two vector therapy began, representing a parallel dose escalation.

As a first-in-human trial, the Phase 1 arm of the trial was designed to investigate multiple questions for HB-200 program, including:

●	Route of administration: intravenous (IV) vs. intratumoral (IT)
●	Dose optimization
●	Dosing schedule: every two weeks (Q2W) or every three weeks (Q3W)

In November 2021, interim Phase 1 data on HB-201 single vector therapy and HB-201/HB-202 two vector therapy for advanced/metastatic HPV16+ cancers showed promising anti-tumor activity and favorable tolerability. The interim data was derived from 62 patients who received either HB-201 single vector therapy or HB-201/HB-202 two vector therapy for advanced/metastatic HPV16+ cancers. Data demonstrated responses and stable disease in head and neck cancer patients who failed prior standard of care therapy, platinum therapy, PD(L)1 inhibitor, or both. We believe that these early-stage data establish proof of concept for our replicating single-vector immunotherapy in oncology.

In addition, the interim Phase 1 data released in November 2021 enabled decisions on Phase 2 clinical plans for target tumor type as well as recommended schedule and route of administration for HB-200:

●	IV administration was observed to be superior to IT administration; therefore, the IT route has been discontinued and IV only will be used in Phase 2;
●	The initial Q3W dosing schedule was observed to be superior to Q2W; therefore, the Q2W regimen arm has been discontinued and the Q3W dosing will be used in Phase 2;
●	The majority of data accrued to date has been from HNSCC patients; therefore, the Phase 2 target tumor type will be HNSCC.

In coordination with the November 2021 update, the Recommended Phase 2 Dose (RP2D) for HB-201 single vector therapy was determined. In January 2022, we dosed the first patient with a combination of HB-201 and pembrolizumab for the treatment of first line advanced/metastatic HPV16+ HNSCC in the Phase 2 expansion portion of the ongoing Phase 1/2 trial (NCT04180215). The Phase 2 portion of the trial is also open for enrollment of patients with second line advanced/metastatic HPV16+ HNSCC for treatment with a combination of HB-201 and pembrolizumab. Similarly, for the alternating sequential two vector HB-201/HB-202 therapy, a recommended Phase 2 Dose will be determined. Thereafter, enrollment of patients with first line or second line advanced/metastatic HPV16+ HNSCC will begin, using a combination treatment of HB-201/HB-202 and pembrolizumab. Enrollment of those patients will also proceed in the unrandomized Phase 2 dose expansion part of the ongoing Phase 1/2 trial (NCT04180215).

Infectious Disease Pipeline Highlights

Our lead product candidate in infectious diseases, HB-101, is a potential first-in-class vaccine for the prevention of CMV disease. CMV is a type of herpes virus that infects the majority of people over the course of their lifetime. The U.S. Centers for Disease Control and Prevention estimates that more than half of adults have been infected with CMV by age 40. The majority of CMV infections are not serious, and the virus can lay dormant in the body for years. However, CMV infection poses a considerable risk to infants in utero, as well as immune-compromised individuals, such as solid organ transplant recipients.

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

We reported interim safety, immunogenicity and efficacy data for HB-101 in evaluable patients in November 2021. The interim Phase 2 data were released for patients who received two- or three-doses of HB-101 prior to a kidney organ transplantation. These interim results showed a reduction in CMV viremia, reduction in antiviral use, and no CMV disease in these CMV-negative kidney transplant recipients as compared to placebo. Strong CMV-neutralizing antibody responses and a favorable tolerability profile were also observed. We concluded enrollment of this trial in June 2021 and anticipate the final data read-out in 2023. We plan to explore partnership opportunities for further development of HB-101 in order to focus on advancing our oncology portfolio.

To expand our infectious disease portfolio, we entered into a collaboration and licensing agreement, the Collaboration Agreement, with Gilead in June 2018, to research arenavirus functional cures for HIV and chronic Hepatitis B infections. We received a one-time upfront payment of $10.0 million upon entering into the Collaboration Agreement.

In February 2022, we signed an amended and restated collaboration agreement, the Restated Collaboration Agreement, which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial and Gilead will provide funding through a combination of an initiation payment of $15.0 million, a milestone payment of $5.0 and equity contributions of up to $35.0 million, pursuant to a Stock Purchase Agreement entered into by us and Gilead in February 2022. Pursuant to the Restated Collaboration Agreement, Gilead will retain an exclusive right, the Option, to take back the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to a further $167.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of an approved product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Through to December 31, 2021, we have received from Gilead the non-refundable upfront payment of $10.0 million and $12.2 million in milestone payments for the achievement of pre-clinical research milestones. In addition, we have recognized $35.6 million of cost reimbursements for research and development services performed under the Restated Collaboration Agreement. In the first quarter of 2022, we received an additional milestone payment of $4.0 million and a payment of $15.0 million upon execution of the Restated Collaboration Agreement.

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

Our Pipeline

We are leveraging our modular arenavirus platform to develop the following product candidates for multiple cancers and infectious diseases:

Investing in a Diverse Oncology Pipeline, Partnering Infectious Disease Programs

	Program & Indication	Development Stage (Preclinical / Phase 1 / Phase 2 / Phase 3)	Next Milestone	Partner
Immuno-Oncology	HB-200 HPV+ Cancers [1]	3rd+ Line Monotherapy	Data Mid 2022	-
Immuno-Oncology	HB-200 1L HPV16+ HNSCC	+ Pembro ± Chemo	Data 2H 2022, Randomized study start 2023	MERCK[2]
Immuno-Oncology	HB-200 2L HPV16+ HNSCC	+ Pembro or Chemo	Data in 2H 2022	-
Immuno-Oncology	HB-300 Prostate cancer		IND Q3 2022	-
Immuno-Oncology	HB-700 KRAS mutant tumors		Pursuing partnership	-
Infectious Diseases	HB-101 CMV prophylaxis in kidney transplant [3]		Final Phase 2 data in 2023	To be identified
Infectious Diseases	HBV Therapy		IND 2022	GILEAD
Infectious Diseases	HIV Therapy		IND 2023	GILEAD[4]

[1]ClinicalTrials.gov NCT04180215; [2]Clinical supply agreement for Pembrolizumab; [3]ClinicalTrials.gov: NCT03629080.
[4]HIV Therapy: Upon completion of Phase 1b study, Gilead has exclusive right for further development

We are also pursuing the development of “off-the-shelf” cancer therapies by identifying the next generation cancer testis antigens, which are tumor associated antigens that are generally not expressed in normal tissue.

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

The innate immune system is the body’s first line of defense and enables a rapid, short-lived and nonspecific response. In contrast, the adaptive immune system utilizes highly specialized immune cells called lymphocytes that have been selected to recognize specific foreign antigens. Although it takes longer to mobilize, the adaptive immune system is capable of providing long-term, more effective immunity against specific pathogens by being able to recall prior antigen exposure and mounting a very powerful and specific response.

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

Immunotherapy and Current Limitations

The clinical application of immunotherapy in the context of managing infectious diseases and cancers is distinctly different. The approach taken for infectious diseases is commonly that of “vaccination”, whereby the aim is to prevent onset of disease by administering a derivative of the disease-causing agent to a healthy individual. In contrast, for cancer, the approach is typically one of therapeutic intervention in patients with active disease.

Infectious disease and cancer immunotherapies represent areas of medicine with high potential for prophylactic and therapeutic benefit and have generated significant interest and investment from leading biopharmaceutical companies. Data from ongoing industry and academic research have demonstrated the potential clinical benefit for patients in a range of infectious disease and cancer settings. Several immunotherapy products have been approved by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA), and other foreign regulatory agencies. However, despite ongoing development efforts and successes, we believe that the current immunotherapies are limited by several factors, including:

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

Safety and Toxicity Concerns. Some immunotherapies, such as engineered T cells (CAR-T and TCR-T), use artificial constructs that bypass normal control mechanisms of the immune system. As a result, these approaches have the risk of causing life threatening immune reactions, including cytokine release syndrome, and can have various other toxicity concerns.

Clinical Application. Two common limiting factors of many immunotherapies are the inability to deliver full length proteins directly to antigen presenting cells and the inability to be administered systemically. The former limitation restricts these therapies to being patient specific as they can only deliver smaller proteins such as neoantigens and it furthermore prevents an “off-the-shelf” approach. The latter restricts their application only to tumors that are amenable to intratumoral administration, as is the case for oncolytic viruses.

Handling and Manufacturing. Ex vivo approaches, such as CAR-T, require CD8+ T lymphocytes to be isolated from cancer patients, manipulated, substantially expanded and delivered back into the patient. This represents a costly, time consuming and substantially more complex approach.

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

Our Technology Platform

Our proprietary platform is based on engineering arenaviruses to carry and deliver virus specific or tumor specific genes to APCs, such as dendritic cells, which are natural activators of CD8+ T cells. Arenaviruses have been used for decades to stimulate potent CD8+ T cells responses in preclinical research. Our cofounder, Rolf Zinkernagel, was awarded a Nobel Prize in Physiology or Medicine for his arenavirus based work on how CD8+ T cells recognize virus infected cells.

Arenaviruses have several important advantages, which we believe represent the optimal characteristics for an antigen specific immunotherapy. Specifically, they:

●	have the ability to induce a robust CD8+ T cell response by directly targeting and activating APCs, such as dendritic cells, which are the most efficient antigen presenting cells of the body;
●	have the ability to induce a robust antibody response to disease specific target antigens;
●	are not efficiently neutralized by vector specific antibodies, which may facilitate repeat administration;
●	do not require an adjuvant to stimulate the immune system; and
●	have been observed to be well tolerated in preclinical studies and clinical trials.

The arenavirus family is comprised of over 30 currently known species, many of which we believe have potential prophylactic and therapeutic applications. We believe we are the first to reengineer arenaviruses for the prevention and treatment of disease. We have created two types of viral technologies capable of delivering disease specific antigens: a replication defective vector, and a replication competent but attenuated vector.

Our non-replicating and replicating technologies utilize both LCMV and PICV, two of over 30 species of arenaviruses, as a backbone of the product candidates we are developing. LCMV is principally carried and secreted by wild mice, with human infection being secondary to such exposure and uncommon. Approximately 2% to 5% of individuals in industrialized countries have circulating antibodies against LCMV, which indicates prior exposure in these individuals. Individuals infected with LCMV typically remain asymptomatic or may present with a nonspecific and self-resolving flu-like illness. PICV is principally carried and secreted by Colombian rice rats (oryzomys albigularis) and is a nonpathogenic virus that does not cause disease in humans.

Non-Replicating Technology Overview

Our proprietary non-replicating technology disables arenavirus replication by substituting one of its four structural genes with the gene for a desired antigen. The modified, non-replicating arenavirus is able to directly infect individual APCs, such as dendritic cells and deliver proteins that serve as antigens to activate the immune system but is not able to replicate and infect additional cells in the body.

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

Reduced Neutralization of Vector Specific Antibodies. The reduced neutralization of vector specific antibodies facilitates repeat administration.

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

To demonstrate the superior properties of our approach, we performed a head-to-head comparison in mice of our replicating LCMV and PICV E7 constructs versus modified vaccinia virus Ankara (MVA), and adenovirus 5 (Adeno5), each expressing E7 antigens for their ability to induce E7 specific CD8+ T cells. As shown below, our replicating constructs were superior to MVA and Adeno5, despite being dosed at concentrations 1,000 times lower than the latter two vectors. Furthermore, sequential dosing of replicating PICV vector followed by administration of replicating (LCMV) vector resulted in over 50% of CD8+ T cells being targeted against E7.

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

Figure: Flatz, L. et al. Gene-based vaccination with a mismatched envelope protects against simian immunodeficiency virus infection in nonhuman primates; https://pubmed.ncbi.nlm.nih.gov/22593152/

*

A p-value of 0.05 or less represents statistical significance, meaning that there is a less than 1in20 likelihood that the observed results occurred by chance. A p-value of 0.01 or less means that there is a less than 1in100 likelihood that the observed results occurred by chance.

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

Replicating Vector Preclinical Data

We have conducted several preclinical studies assessing the efficacy of our replicating technology, for both LCMV and PICV constructs, carrying the HPV specific E7E6 fusion protein through intravenous (IV) and intratumoral (IT) administration. Mice treated with the replicating vectors showed no evidence of toxicity. In a mouse model of HPV-induced cancer (TC1), we observed that a single intravenous administration of replicating LCMV significantly suppressed and delayed tumor growth while a single IT administration of replicating LCMV eliminated the tumor in approximately half of the mice (top left panel). IV administration of replicating PICV eliminated the tumor in approximately half of the mice, by the same definition, while IT administration of replicating PICV significantly suppressed and delayed tumor growth (bottom left panel). These mice had complete remission without recurrence for at least six months, which represents over 25% of a mouse’s lifetime (right panel). In contrast, replicating vectors carrying non-tumor specific antigens, such as GFP, demonstrated no anti-tumor activity. In these studies, we also observed resistance to a tumor re-challenge after six months (right panel).

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

When we combined the above two experiments, by initially introducing B16F10 malignant cells subcutaneously, and then intravenously, we achieved both a localized subcutaneous tumor and metastatic lung lesions. Subsequent administration of our intratumoral replicating vector demonstrated both a localized response, through subcutaneous tumor shrinkage, and systemic response, through clearance of lung metastases. The long-term survivor mice were then rechallenged with B16F10 several months after remission with no observed subsequent tumor regrowth.

Advantages of sequential administration of replicating PICV and replicating LCMV

We have observed increased antitumor activity and survival of animals that received sequential administration of replicating PICV and replicating LCMV in a preclinical mastocytoma model. In this model, tumor cells expressed a cancer testis self-antigen known as P1A. In the absence of treatment, tumors grew rapidly and most of the mice died by day 25. When given a first dose with a replicating LCMV P1A vector, followed by a second dose with the same vector, there was a delay in tumor growth of approximately ten days and an increase in survival rates, with some mice surviving to almost 100 days (left panel below). In contrast, mice that were treated first with replicating PICV P1A followed by a second dose with a different arenavirus, replicating LCMV P1A, had an average tumor growth delay of approximately 25 days and in 18% of the mice the tumors were eliminated, and they survived beyond the 160 days of the study.

Furthermore, and as seen in our other studies, mice with eliminated tumors demonstrated resistance to a tumor rechallenge (right panel below).

Figure: Bonilla, W. et al. Heterologous arenavirus vector prime-boost overrules self-tolerance for efficient tumor-specific CD8 T cell attack. journal.ppat. 100209. Cell Reports Medicine

Our Product Candidates

HB-200 Program for the Treatment of HPV16+ Cancers

We are currently developing two immunotherapeutics targeting HPV16+ cancers, referred to as our HB-200 program.

HB-201 is a replicating LCMV-based product candidate expressing the E7E6 fusion protein specific to HPV16+ cells and being developed for the treatment of HPV16+ cancers, including head and neck squamous cell carcinoma (HNSCC) cervical and anal cancer. HB-201 is being evaluated as both monotherapy and in combination with a checkpoint inhibitor.

HB-202 is a replicating PICV-based product candidate expressing the same E7E6 fusion protein as HB-201. HB-202 is being evaluated as an alternating vector therapy with HB-201, so called “HB-201/HB-202 therapy”.

The “HB-200 program” encompasses our arenaviral-based immunotherapies for the treatment of patients with advanced/metastatic cancers caused by HPV16+. These two arenaviral-based immunotherapy regimens include:

●	HB-201 single vector therapy: sequential injections of HB-201 (E7E6 fusion protein derived from HPV16 encoded in a Lymphocytic Choriomeningitis Virus (LCMV) vector);
●	HB-201/HB-202 two vector therapy: alternating sequential injections of HB-201 and HB-202 (the same E7E6 fusion protein encoded in a Pichinde Virus (PICV) vector).

In preclinical studies, HB-201, as a monotherapy, was observed to suppress tumor growth and eliminated up to 40% of HPV+ tumors. HB-201 generated a strong and durable T cell response with successfully treated animals demonstrating resistance to a tumor rechallenge. Based on these preliminary results, we believe that treating patients with HB-201 has the potential to both control metastatic disease and prevent relapse. Additionally, our preclinical data support the concept that the alternating vector therapy of two different replicating constructs based on different arenaviruses, but carrying the same tumor antigen, results in an exponentially more robust immune response with potential improvements in antitumor activity.

In December 2019, we opened the HB-200 Phase 1/2 trial (NCT04180215), investigating both Phase 1 dose optimization and Phase 2 dose expansion in a single trial. During the initial 10 months of the trial, the HB-201 single vector therapy was studied through escalating doses. Starting in October 2020, enrollment into the HB-201/HB-202 alternating sequential two vector therapy began, representing a parallel dose escalation.

In November 2021, interim Phase 1 data on HB-201 for the treatment of advanced HPV16+ cancers continued to show promising anti-tumor activity and favorable tolerability as a monotherapy. The interim data was derived from 62 patients who received either HB-201 single vector therapy or HB-201/HB-202 two vector therapy for advanced/metastatic HPV16+ cancers. Data demonstrated responses and stable disease in head and neck cancer patients who failed prior standard of care therapy, platinum therapy, PD(L)1 inhibitor, or both.

In coordination with the November 2021 update, the Recommended Phase 2 Dose (RP2D) for HB-201 single vector therapy was determined. In January 2022, we dosed the first patient with a combination of HB-201 and pembrolizumab for the treatment of first line advanced/metastatic HPV16+ HNSCC in the Phase 2 expansion portion of the ongoing Phase 1/2 trial (NCT04180215). The Phase 2 portion of the trial is also open for enrollment of patients with second line advanced/metastatic HPV16+ HNSCC for treatment with a combination of HB-201 and pembrolizumab. Similarly, for the alternating sequential two vector HB-201/HB-202 therapy, a recommended Phase 2 Dose will be determined. Thereafter, enrollment of patients with first line or second line advanced/metastatic HPV16+ HNSCC will begin, using a combination treatment of HB-201/HB-202 and pembrolizumab. Enrollment of those patients will also proceed in the unrandomized Phase 2 dose expansion part of the ongoing Phase 1/2 trial (NCT04180215).

The first data from Phase 2 arms with combination therapy of HB-200 and pembrolizumab in first line and second line advanced/metastatic HPV16+ HNSCC are anticipated in the second half of 2022.

HPV-Positive Cancers

HPV is estimated to cause about 5% of cancers worldwide, including approximately 99% of cervical cancers, up to 60% of HNSCC, 70% of vaginal cancers and 88% of anal cancers, the majority of which are caused by the HPV serotype 16. While most infections with HPV are cleared from the body with no lasting consequences, in some cases, HPV DNA becomes integrated into chromosomal DNA. When host cells take up this DNA, they express the HPV E6 and E7 proteins. The expression of these proteins can lead to alterations in cell cycle control, which in turn predisposes these cells to become cancerous.

While the rates of HNSCC from causes such as smoking and alcohol are decreasing, the rates of HPV16+ HNSCC are increasing. HNSCC is the sixth most common form of cancer. Each year, HNSCC is diagnosed in more than 600,000 people worldwide, with 65,000 new cases and more than 14,500 deaths occurring in the United States alone. HNSCC includes tumors of the oral cavity, oropharynx, larynx and hypopharynx. The current standard of care for HNSCC is the same regardless of HPV status. Treatment typically involves immunotherapy, chemotherapy, radiation and surgery, the precise regimen varying based on the Stage of cancer and responses to prior therapies. These treatments are associated with acute and long-term effects including mucositis, swallowing dysfunction, dry mouth, and dental problems. The overall survival time for patients with advanced metastatic HNSCC progressing on platinum and checkpoint-based therapies is less than six months. While there is no T cell therapy approved for HNSCC, retrospective analyses have shown that patients’ outcomes are improved for those with high levels of CD8+ T cells in tumors as compared to patients with low levels. In many cases, the survival rate of patients with higher levels is more than double that of patients with lower levels of CD8+ T cells.

We believe that HB-200 has potential to provide beneficial treatment to persons with HPV16+ HNSCC, in the post-standard of care therapy OR in combination with pembrolizumab in earlier line (e.g., first-line or second-line) therapy. Proof of concept in either HPV16+ HNSCC or HPV16+ non-HNSCC could support the potential of our product candidates to be effective for all HPV16+ cancers, regardless of the cancer’s tissue of origin.

Our Solution HB-200 Programs: HB-201 and HB-202

Both HB-201 (LCMV) and HB-202 (PICV) are replicating based product candidates expressing a non-oncogenic but highly antigenic E7E6 fusion protein from HPV16. In animal models, HB-201 was observed to be highly immunogenic, resulting in a robust CD8+ T cell response. Based on the levels of antigen-specific CD8+ T cells induced by HB-201 in preclinical models, notably when compared to therapeutic levels induced by other published approaches including adoptive cell therapies, as observed in separately designed and conducted third-party clinical trials, we believe that HB-201 single vector therapy has the potential to provide therapeutic benefit to patients across the broader HPV16+ cancer setting. We have observed strong immunogenicity and robust antitumor activity in mouse models for HB-201 alone as well as for the sequential administration of HB-201 and HB-202.

Relevance of E6 and E7 as Tumor Antigens

Integration of HPV viral sequences into the genome of a cell can result in the introduction of E6 and E7 oncoproteins. They are present in cells that become cancerous and play a critical role in interfering with cellular processes and interrupting normal tumor suppressor functions.

Profiling of immune cells isolated from patients with HPV16+ tumors has identified E6 and E7 specific T cells, indicating that the E6 and E7 proteins are immunogenic, meaning that they trigger antigen specific CD8+ T cell responses. Because both E6 and E7 are highly expressed in tumor cells and are absent in normal cells, they are ideal candidates for use as targets of tumor directed active immunization.

HB-201 Preclinical Results

The ability of HB-201 to suppress tumor growth was tested in a TC1 mouse model of a transplantable HPV16+ E6/E7 expressing tumor. HB-201 was administered either intravenously or intratumorally to animals when tumor volume was approximately 100mm3. In both cases, as depicted in the figures below, single doses of HB-201 led to suppression of tumor growth in a statistically significant manner (p < 0.05) in all treated mice, and intratumoral administrations resulted in an approximately 40% long term survival rate. When these long-term survivor mice were rechallenged with the same tumor six months later, no new tumor growth was detected. We believe that these results demonstrate the potential for HB-201 to be active both in treating primary tumors and also controlling metastatic and recurring disease.

Furthermore, we have observed that the dose of HB-201 strongly correlated with both immunogenicity, as depicted in the left side of the figure below, and antitumor activity, as depicted in the right side of the figure below. We believe that this indicates that antitumor activity is directly linked to immunogenicity. Specifically, low doses of HB-201 containing as few as 100 replication competent vector (RCV) particles per dose suppressed tumor growth by more than 50% as compared to untreated tumors. Dosing with the highest three doses of HB-201, ranging from 10,000 to 1,000,000 RCV particles per dose, led to greater suppression of tumor growth. These data suggest that the maximal effective dose was already achieved at the lower of those three doses, or 10,000 RCV particles per dose. All doses of HB-201 were well tolerated in this model.

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

HB-200 Clinical Trial (NCT04180215)

Our oncology product candidates, HB-201 and HB-202, are in an ongoing Phase 1/2 clinical trial (NCT04180215) for the treatment of HPV16+ cancers.

In December 2019, we opened the HB-200 Phase 1/2 trial (NCT04180215), investigating both Phase 1 dose optimization and Phase 2 dose expansion in a single trial. During the initial 10 months of the trial, the HB-201 single vector therapy was studied through escalating doses. Starting in October 2020, enrollment into the HB-201/HB-202 alternating sequential two vector therapy began, representing a parallel dose escalation. The primary endpoint of the Phase 1 part of the Phase 1/2 trial is a recommended Phase 2 dose based on safety and tolerability. Secondary endpoints include anti-tumor activity as defined by RECIST 1.1, immunogenicity, safety, and tolerability.

As a first-in-human trial, the Phase 1 arm of the trial opened to investigate multiple questions for HB-200 program:

●	Route of administration: intravenous (IV) vs. intratumoral (IT)
●	Dose optimization
●	Dosing schedule: every two weeks (Q2W) or every three weeks (Q3W)

In November 2021, interim Phase 1 data on HB-201 single vector therapy and HB-201/HB-202 two vector therapy for advanced/metastatic HPV16+ cancers showed promising anti-tumor activity and favorable tolerability. The interim data was derived from 62 patients who received either HB-201 single vector therapy or HB-201/HB-202 two vector therapy for advanced/metastatic HPV16+ cancers. Data demonstrated responses and stable disease in head and neck cancer patients who failed prior standard of care therapy, platinum therapy, PD(L)1 inhibitor, or both. We believe that these early-stage data establish proof of concept for our replicating single-vector immunotherapy in oncology.

In addition, the interim Phase 1 data released in November 2021 enabled decisions on Phase 2 clinical plans for target tumor type as well as recommended schedule and route of administration for HB-200:

●	IV administration was observed to be superior to IT administration; therefore, the IT route has been discontinued and IV only will be used in Phase 2;
●	The initial Q3W dosing schedule was observed to be superior to Q2W; therefore, the Q2W regimen arm has been discontinued and the Q3W dosing will be used in Phase 2;
●	The majority of data accrued to date has been from HNSCC patients; therefore, the Phase 2 target tumor type will be HNSCC.

Patient Details

In the November 2021 data release, a total of 62 patients with advanced HPV16+ tumors had been enrolled and treated with HB-200 therapy. Forty patients with HNSCC tumors were treated intravenously every three weeks, including 20 patients who received single vector HB-201 and 20 patients who received alternating two-vector HB-202/HB-201. Twenty-eight of these 40 patients (14 who received single vector HB-201 and 14 who received alternating two-vector HB-202/HB-201) were evaluable (they had at least one scan). An additional 22 patients were dosed in cohorts dedicated to exploring other schedules and/or non-head and neck squamous cell carcinoma subtypes. Participants had received a median of three prior therapies (ranging from zero to eleven), and 87% had previously received a checkpoint inhibitor regimen.

Ongoing HB-200 Program: 62 HPV16+ Recurrent/Metastatic Patients Dosed, Including 40 HNSCC Patients on Dose Regimen Selected for Phase 2

62 patients dosed
As of November 1, 2021 data cut-off
40 HNSCC patients dosed
Q3W-Q6W IV only
22 other
patients dosed
HB-201 IV
Every 3 weeks
Alternating
HB-202/HB-201 IV
Every 3 weeks
Other subjects
Non-HNSCC patients;
Initial intra-tumoral dose;
Every 2 weeks frequency
20 patients treated
20 patients treated
22 patients treated
14 patients ≥1 scan
14 patients ≥1 scan
Safety analysis only
6 patients ongoing
7 patients ongoing
2 patients ongoing
28 evaluable
patients

- Median 3 prior lines of therapy (range 0-11)
- 87% prior checkpoint inhibitor use

HNSCC, head and neck squamous cell carcinoma.
One patient had an incomplete/non-evaluable scan and was excluded.

Clinical Biomarker Data

The November 2021 data release included clinical biomarker data on 20 patients treated with the Q3W IV regimens (including 10 patients who received HB-201 and 10 who received alternating two-vector HB-201/HB-202). These data demonstrated that HB-200, either as a single or alternating two-vector, rapidly induced high levels of activated, tumor-specific CD8+ T cells. As depicted in the figures below, the clinical data showed remarkable similarity to the preclinical mouse models in terms of expansion of E7E6 specific CD8+ T cells.

Important clinical biomarker findings in the November 2021 data update included:

●	More than 90% of patients showed an increase in tumor-specific CD8+ T cells within 2 weeks of the initial HB-200 dose (Figure A);

●	More than 50% of patients had tumor antigen-specific CD8+ T cell levels that exceeded the single-digit percentage threshold of the circulating T cell pool, which is generally considered a strong indicator of response (Figure B);
●	50% of patients with paired biopsies (3 of 6 patients) showed elevated tumor infiltrating lymphocytes (TILs), or an increase in CD8+ T cells in their tumors (Figure C).

Figure A: Fast induction of active tumor-specific T cell responses in nearly all patients (ELISpot: HPV16+ E6/E7 specific responses). Direct measurement without prior in vitro expansion of cells; data from HB-201 and HB-201/HB-202 combined.

Figure B: More than 50% of patients achieved greater than single digit percentage increases of tumor specific systemic CD8+ T cells (HPV16+ E6/E7 specific CD8+ responses). Direct measurement without prior in vitro expansion of cells; majority of patients show peak responses within two to three weeks post the first administration of study drug.

Figure C: Three of six of biopsied patients show TILs (i.e. CD8+ T cells infiltrating tumors)

Clinical Safety Data

HB-200 continued to demonstrate a favorable tolerability profile in heavily pre-treated patients with HPV16+ cancers, highlighting its potential in combination with checkpoint inhibitors and other agents. As of the November 2021 data release, safety was evaluated across all 62 patients who received any regimen of HB-200, inclusive of all doses, frequencies and routes of administration. As shown below, treatment-related adverse events were reported in 66% of the patients, with 8% experiencing treatment-related adverse events rated grade 3 or higher.

Clinical Efficacy Data

Efficacy was considered for the 40 patients who received the intended Phase 2 dose frequency (initial Q3W, moving to Q6W) and route of administration (IV) for treatment of HPV16+ advanced/metastatic HNSCC. As shown below, the efficacy was evaluated separately for the single vector therapy of HB-201 (20 patients) and for the alternating two vector therapy HB-201/HB-202 (also 20 patients). Combined, the regimens demonstrated tumor shrinkage in 53% of patients (15 of 28 evaluable patients) and an ongoing median progression-free survival (mPFS) of 3.45 months, which compares favorably with published, historical mPFS of 2.0 months for nivolumab in line 2+ HNSCC patients (Ferris et al, NEJM 2016; 375: 1856-1867).

HB-201 Single Vector Therapy Efficacy Data

For HB-201, the interim efficacy results released in November 2021 were based on 14 evaluable patients (who had at least one scan) and a median time on treatment of 107 days. As shown below, treatment was ongoing for six of the 14 evaluable patients.

As shown below, the interim data for the HB-201 treated patients included one confirmed PR (41% tumor shrinkage), one unconfirmed PR (60% tumor shrinkage), a disease control rate of 71% (10 of 14 evaluable patients) and tumor shrinkage in 50% of patients.

HB-201/HB-202 Alternating Two Vector Therapy Efficacy Data

For HB-201/HB-202, the interim efficacy results released in November 2021 were based 14 evaluable patients (who had at least one scan) and a median time on treatment of 75 days. As shown below, treatment was ongoing for seven of the 14 evaluable patients.

As shown below, the interim data for the HB-201 treated patients included one confirmed PR (31% tumor shrinkage), one near PR (29% tumor shrinkage), a disease control rate of 78% (11 of 14 evaluable patients) and tumor shrinkage in 57% of patients.

Best TL SOD Percent Change from Baseline (%)
100
80
60
40
20
0
-20
-40
-60
-80
-100
*
*
*
(-29%)
1 uPR (-31%)
*Patients on treatment
HB-202/HB-201 DL1
HB-202/HB-201 DL2
HB-202/HB-201 DL3
Pembro added

In connection with the November 2021 update, the Recommended Phase 2 Dose for HB-201 single vector therapy was determined. In January 2022, we dosed the first patient with a combination of HB-201 and pembrolizumab for the treatment of first line advanced/metastatic HPV16+ HNSCC in the Phase 2 expansion portion of the ongoing Phase 1/2 trial (NCT04180215). The Phase 2 portion of the trial is also open for enrollment of patients with second line advanced/metastatic HPV16+ HNSCC for treatment with a combination of HB-201 and pembrolizumab. Similarly, for the alternating sequential two vector HB-201/HB-202 therapy, a Recommended Phase 2 Dose will be determined. Thereafter, enrollment of patients with first line or second line advanced/metastatic HPV16+ HNSCC will begin, using a combination treatment of HB-201/HB-202 and pembrolizumab. Enrollment of those patients will also proceed in the unrandomized Phase 2 dose expansion part of the ongoing Phase 1/2 trial (NCT04180215). The initial data from the combination with pembrolizumab treatment groups of patients with first line or second line advanced/metastatic HPV16+ HNSCC is anticipated in the second half of 2022.

The FDA has granted Fast Track Designation to single-vector HB-201 and alternating two-vector HB-201/HB-202, both in combination with pembrolizumab, for the treatment of first-line advanced/metastatic HPV16+ HNSCC.

In addition to the ongoing nonrandomized Phase 1/2 clinical trial (NCT04180215), in September 2021 we announced a clinical collaboration with Merck & Co., Inc, Kenilworth, NJ, USA, to study HB-200 in combination with pembrolizumab in a randomized Phase 2 trial of patients with first-line advanced/metastatic HPV16+ HNSCC. We anticipate starting this Phase 2 clinical trial in the first half of 2023.

HB-300 Program for Prostate Cancer

Targeting Self Antigens

We believe that our viral vectors may be appropriate for any antigen where a T cell response may be therapeutically meaningful. We have shown in multiple preclinical models that replicating product candidates are active in generating robust immune responses to tumor self-antigens and that this response results in decreased tumor growth and an increase in survival rates.

Our HB-200 program targets viral antigens associated with tumors induced by HPV16. In these programs, the viral, or non-self nature of the antigens, makes them a natural target for an immunotherapy approach. In addition, we are pursuing the development of product candidates based on our arenavirus platform to target self-antigens, nonviral antigenic proteins that are highly overexpressed in solid tumors or only minimally expressed in normal cells. Because self-antigens are found in certain normal cells as well as tumor cells, the immune system does not typically recognize them as foreign proteins and does not respond to them. This protection of self-antigens from immune system attack is known as immune tolerance. The results obtained by earlier-generation marketed products such as sipuleucel-T, developed as PROVENGE by Dendreon Pharmaceuticals, Inc. and currently marketed by Sanpower Group Co., Ltd., have proven that it is possible to overcome immune tolerance and activate the immune system to produce an antitumor response.

Our Solution: HB-300 for Prostate Cancer

We are developing our most advanced self-antigen candidate in this area, HB-300, based on our replicating technology in metastatic, hormone resistant prostate cancer. Prostate cancer provides a unique treatment opportunity for immunotherapy because prostate cancer cells express a number of tumor-specific antigens that serve as potential targets. HB-300 targets three of these antigens: prostatic acid phosphatase (PAP), prostate specific antigen (PSA), and prostate specific membrane antigen (PSMA).

Direct evidence for the ability to induce a therapeutically relevant immune response to one of these antigens, PAP, comes from PROVENGE. To create PROVENGE, a personalized treatment, clinicians remove dendritic cells from the body, load them with PAP and then reintroduce them to the patient. The use of PROVENGE has been shown to increase survival in patients with metastatic, hormone resistant prostate cancer. Other companies are developing dendritic cell therapies similar to PROVENGE by using other tumor antigens. All of these dendritic cell therapies require complex, patient-specific therapeutic manufacturing processes involving isolating cells from patients, loading them ex vivo with tumor antigens and then readministering the cells to patients.

Our replicating technology has been engineered to contain two additional genes compared to the natural form of the arenavirus. This allows us to express multiple antigens in one construct. In HB-300, we are including the coding sequences for PAP, PSA and PSMA antigens in our vectors. Since it is a replicating-based product candidate, we can deliver HB-300 by simple infusion- and it can target APCs, such as dendritic cells, in the body, without the need for cellular isolation or ex vivo processing. We have shown in preclinical experiments that replicating vectors can lead to robust CD8+ T cell responses to the encoded antigens. We intend to maximize these CD8+ T cell responses using a combination of replicating vectors based on both LCMV and PICV in a sequential dosing regimen and are planning to file an IND for HB-300 in the second half of 2022.

PAP Stimulation*
IFN-γ CD8+ [x10⁴]
PSA Stimulation*
IFN-γ CD8+ [x10⁴]
PSMA Stimulation**
IFN-γ CD8+ [x10⁴]
CD45+CD8+ IFN-γ+ T cells [x10⁴]/Spleen
0
10
20
30
40
5
15

* PSA and PAP specific CD8+ responses in C57BL6 mice after single dose of replicating vectors

** PSMA specific CD8+ responses in Balb/cmice after single dose of replicating vectors

Mice receiving active

Mice receiving buffer control

In the future, we intend to develop further product candidates against other self-antigens with the aim of eventually establishing a franchise of dendritic cell-targeting agents that take advantage of the ability of arenaviruses to stimulate CD8+ T cell responses.

HB-700 for Targeting Mutated KRAS in Pancreatic Cancer, Colorectal Cancer and Lung Cancer

HB-700 is based on our replicating arenavirus platform and was designed for treatment of cancers encoding mutated KRAS. KRAS, as an immunotherapy target, is relevant in many cancers. Many modern, targeted cancer therapies are specific to a cancer type or even sub-groups within those cancer types. The fact that KRAS mutations are present in many different cancers offers the potential for a new therapy to add benefit to the treatment of many patients suffering from myriad cancer types.

Specifically, KRAS is a key regulator of cell proliferation and survival. It is one of the most frequently mutated proto-oncogenes with respective mutations found in approximately 30% of all human cancers. KRAS mutations are most frequently found in pancreatic cancer (85% to 90%), colorectal cancer (approximately 40%) and lung cancer (approximately 32%). However, the spectrum of mutations is limited and focused on amino acid position 12 (G12D, G12V, G12R, and G12C) and position 13 (G13D), rendering these mutations an attractive target for immunotherapy. We plan to develop our KRAS targeted therapy for patients suffering from pancreatic adenocarcinoma (PAAD), colorectal cancer (CRC) and lung adenocarcinoma (LUAD).

An early proof of concept for targeting KRAS mutations via CD8+ T cells was reported by Tran et al in 2016. Tran targeted a KRAS mutation on position 12 (G12D) in a patient with metastatic CRC by tumor infiltrating lymphocyte (TILs); Tran demonstrated objective regression of all seven lung metastatic lesions from underlying CRC after the infusion of KRAS G12D-directed tumor infiltrating lymphocytes. More recently, small molecule inhibitors targeting mutated KRAS were developed and have showed promising results in clinical trials. However, those targeted therapies are limited to a single, specific KRAS mutation (KRAS G12C), which is frequently found in LUAD (approximately 50% of the late-stage cancers). However, KRAS G12C is underrepresented in PAAD and CRC when compared to other KRAS mutations such as G12D, G12V, G12R and G13D, which are much more frequently found

(greater than 60% and greater than 90% in advanced CRC or PAAD, respectively). Hence, we believe that there is an urgent medical need to develop effective therapies for those patients.

Pancreatic cancer is considered one of the most lethal malignancies. Overall, approximately 500,000 new cases of pancreatic cancer per year are recorded globally. Incidence, prevalence and mortality for pancreatic cancer has increased by more than 50% during the last 25 years. Pancreatic cancer accounts for 1.8% of all cancers but causes 4.6% of all cancer deaths and pancreatic cancer deaths are expected to double by the year 2060. The high mortality rate can be explained in part as pancreatic cancer typically remains silent, not causing signs or symptoms for a long time. When patients become symptomatic, the cancer has usually reached an advanced and incurable stage. According to the American Cancer Society, the overall 5-year survival rate for pancreatic cancer is approximately 9%. 97% of patients with metastatic cancer (i.e., stage IV) are expected to die within 5 years after diagnosis. Additional effective therapies are therefore urgently needed.

Colorectal cancer is the third most diagnosed malignancy worldwide and the second leading cause of cancer death. The incidence of colorectal cancer was estimated at 1.9 million cases in 2020, causing 0.9 million deaths worldwide. The incidence is higher in highly developed countries and it is increasing in middle- and low-income countries due to westernization. The death rate from colorectal cancer in 2018 was 55%. The 5-year survival rate of patients with localized stage colorectal cancer is 90%. About 38% of patients are diagnosed at this early stage. If the cancer has spread to surrounding tissues or organs and/or the regional lymph nodes, the 5-year survival rate is 72%. If the cancer has metastasized to distant parts of the body, the 5-year survival rate is 14%. The advancements made in understanding colorectal cancer pathophysiology have led to increased treatment options, including endoscopic and surgical excision, radiotherapy, immunotherapy, palliative chemotherapy, targeted therapy, and extensive surgery and local ablative therapies for metastases. These treatments have prolonged overall survival and screening through endoscopy also greatly enhanced the early detection, leading to good prospects of a cure. Although the prospect for colorectal cancer therapy is generally good, the increasing number of cases and rising incidence among younger generations still poses a heavy financial burden and a public health challenge.

Lung cancer is the most common cause of cancer death worldwide, with an estimated 1.6 million deaths annually. Approximately 85% of lung cancer patients suffer from a subgroup called non-small cell lung cancer (NSCLC), of which LUAD and lung squamous cell carcinoma (LUSC) are the most common subtypes. LUAD represents approximately 40% of NSCLC and is the most common primary lung cancer diagnosed in the United States. Despite new treatments, the 5-year survival rate is only 12% to 15%.

Our replicating technology has been engineered to encode fragments encoding multiple KRAS mutations found in Pancreatic, CRC and LUAD. Analogous to our other immuno-oncology candidate therapies, we can deliver HB-700 by simple infusion; HB-700 is designed to target APCs, such as dendritic cells, in the body, without the need for cellular isolation or ex vivo processing. Since induction of KRAS mutation-specific CD8+ T cells is the mode of action of this investigational therapy, and administration of alternating LCMV (HB-201)- and PICV (HB-202)- based vectors have been shown to induce unprecedented tumor antigen-specific CD8+ T cell levels in the context of our HB-200 program, we also intend to maximize HB-700 induced CD8+ T cell responses of by using replicating vectors based on both LCMV and PICV in a sequential dosing regimen.

Next Generation Product Candidates

A critical advantage of our technology is that it is designed to deliver full length proteins directly to APCs, such as dendritic cells, for endogenous expression and direct presentation to CD8+ T cells. Having APCs, such as dendritic cells, express full-length proteins and present all fragments (epitopes) overcomes the major difficulty of attempting to predict which part of the protein, or epitope, will be presented by the patient’s individual major histocompatibility complex (MHC) class I alleles. This presentation is important in immunotherapy because T cells will only recognize and respond to the antigen when it is bound to the individual’s MHC class I molecules, of which several hundred different versions exist in the population. While this approach overcomes the major issue faced by neoepitope based personalized antigen approaches, it also has limitations in that the repertoire of known tumor associated proteins that could be used for targets is limited. The best example of full-length proteins that are, to a degree, cancer specific and immunogenic include the cancer testis antigens, examples of which include NYESO1, MAGE and CAGE. These cancer testis antigens have been known for decades, and many of them are currently being pursued by other companies. For many tumor types the cancer testis type of antigens remains unknown. Furthermore, most of the known tumor associated antigens are not commonly expressed or are not sufficiently specific to tumor tissue, making them suboptimal targets for clinical development.

In November 2018, we entered into a research collaboration and license agreement with DarwinHealth, a New York City based bioinformatics company pioneering novel bioinformatic approaches, with the intent to identify the next generation of “cancer testis antigens.” Our goal is to find novel immunogenic full-length transcripts that are specific for, and highly represented in specific tumor types, allowing for an “off-the-shelf” approach for many cancer types. During the initial collaboration period, we intend to develop and validate the bioinformatics approach and resulting proprietary algorithms. We will start out by identifying “off-the-shelf” next generation cancer-testis type antigens in mouse tumors and will assess the antitumor efficacy of our technology when targeting these same antigens in tumor bearing animals. Mice will thereby serve as a testing ground to validate and optimize our new proprietary bioinformatics algorithms. In parallel we will apply the same validated algorithms to human samples and will prepare the next generation of cancer testis antigens.

HB-101, a Prophylactic Vaccine for Cytomegalovirus (CMV)

HB-101 is a vector candidate based on our non-replicating technology that delivers two clinically validated antigens: pp65, to induce CMV-specific CD8+ T cells, and gB, to elicit CMV-neutralizing antibodies. CMV infections present a serious risk for patients with suppressed immune systems, such as solid organ and stem cell transplant recipients. In our Phase 1 clinical trial, HB-101 was well tolerated and elicited strong and durable CMV-specific immune responses in all 42 volunteers in the treatment arm. Importantly, we observed robust CD8+ and CD4+ T cell responses as well as CMV-neutralizing antibody responses. As anticipated, the LCMV vector did not elicit clinically meaningful vector-neutralizing antibodies, as only one volunteer developed a transient neutralizing antibody response against the vector after three administrations. Furthermore, upon repeat administration, the pp65 CD8+ T cell levels achieved by the non-replicating vector increased in a statistically significant manner. The Phase 1 clinical findings were published in the April 2020 issue of The Journal of Infectious Diseases.

In the fourth quarter of 2018, we commenced a randomized, double-blinded Phase 2 clinical trial for HB-101 in CMV-negative patients awaiting kidney transplantation from living CMV-positive donors. Based on HB-101’s tolerability profile observed in the target patient population, and to gain further insights to inform a Phase 3 trial design, we added a new cohort of CMV-positive recipients awaiting kidney transplantation from CMV-positive or CMV-negative donors to the trial in early 2020 and amended the investigational new drug (IND) application accordingly in January 2020. The goal of our Phase 2 trial is to assess safety, immunogenicity and efficacy of HB-101 in individuals receiving a kidney transplant from live donors to measure the decrease of post-transplant viremia. In November 2020, we reported initial positive interim safety, immunogenicity and efficacy data in which we observed a pre-transplant three-dose vaccination schedule was able to reduce incidence of CMV viremia, reduce antiviral use and prevent CMV disease. In November 2021, we reported additional strong immunogenicity and reduced incidence of CMV viremia in people who received three doses of HB-101, consistent with results previously reported in November 2020.

The Phase 2 HB-101 clinical trial concluded recruitment in June 2021 with 80 patients dosed. Given the challenges of enrollment of voluntary, live donor kidney transplantation during the on-going COVID-19 pandemic, the total number of patients enrolled in the trial was smaller than the originally planned 150 patients. Patients continue on-trial to progress through transplantation and a 12-month follow-up period. We expect the last patient to complete follow-up in the second half of 2022 and a final data read-out in 2023. As announced in November 2021, based on the strength of our HB-200 data in HPV16+ cancers, we have prioritized our oncology portfolio and we plan to continue developing infectious disease therapies in partnership with other companies.

Cytomegalovirus

Cytomegalovirus is a virus that is commonly transmitted in childhood and early adulthood. Approximately 60% of the U.S. population has been exposed, and as such, is latently infected. Worldwide data indicate that while half the people in industrialized countries have been exposed, up to 99% of people in developing countries, including China and

India, have been exposed. Infections result in lifelong latent persistence of the virus with few symptoms, if any. However, in immunosuppressed patients, such as transplant recipients, primary CMV infection or reactivation generally causes significant morbidity, mortality and graft rejection. There are two scenarios in which CMV infections are relevant in the transplant setting. In one case, the recipient could be CMV negative, or previously uninfected, and the donor CMV positive. In this case, introduction of CMV into the immunocompromised recipient can lead to rapid virus spread and development of serious complications. In the other case, the recipient is already CMV positive, but the immunosuppressive treatments required as part of the transplant procedure can lead to reactivation of latent virus. Based on a market research study we commissioned from an independent third party, we believe that approximately 110,000 patients are added to the solid organ transplant waiting list annually in developed countries, with kidney transplantation representing approximately 60% of cases. Furthermore, more than 20,000 allogeneic cell transplants, in which cell and tissue donors are matched with transplant recipients, are carried out annually worldwide. In this group, the incidence of CMV infection is approximately 30% as a result of the donor being CMV positive. Current therapies to prevent the transmission of CMV during organ transplants utilize antiviral prophylactic and therapeutic strategies. However, these therapies are only partially protective in preventing viral disease while also being hampered by toxicity and resistance.

There are currently two standards of care to deal with CMV during solid organ transplant: prophylactic and preemptive. In prophylactic therapy, patients are given antiviral drugs for several months after transplant. Antivirals can reduce the rate of CMV viremia from approximately 70% to 36% in kidney transplant patients over a 12-month period. Of the 36% that present with viremia, most of these cases emerge once antiviral treatment has been stopped. In preemptive therapy, patients are intensively monitored posttransplant for CMV reactivation using laboratory diagnostics, and short term antiviral treatment is given only to those with significant viral loads, or CMV viremia, before symptoms and overt CMV disease occur. In preemptive therapy, most infections occur within a year following a transplant. However, the antiviral drugs used to treat CMV have the potential to induce significant toxicities, including bone marrow toxicity for ganciclovir, valganciclovir and cidofovir, and renal toxicity for foscarnet and cidofovir. In addition, CMV drug resistance mutations arise during this antiviral therapy. Despite the use of prophylactic and preemptive therapy using small molecule antivirals, many transplant patients develop serious symptomatic complications from CMV, highlighting the need for new treatments.

Cytomegalovirus in Kidney Transplant Patients

In 2018, approximately 92,000 of the approximately 141,000 solid organ transplants performed worldwide were kidney transplants, an increase of 8.2% compared to 2015. Approximately 80% of high-risk kidney transplant recipients develop active CMV infections. High-risk recipients are defined as CMV negative patients receiving kidney transplants from CMV positive donors. In most solid organ transplant patients, complications from CMV develop between 30 and 90 days after transplantation and rarely after 180 days.

Our Solution, HB-101

HB-101 is a non-replicating based product candidate designed to stimulate the immune system against CMV and to protect against future CMV infection or reactivation from latency. HB-101 is comprised of two non-replicating LCMV based vectors:

●	one vector expresses the gene encoding the CMV 65 kD pp65 protein; and
●	another vector expresses the gene encoding the CMV gB protein.

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

HB-101 Preclinical Results

In preclinical studies, we have observed that HB-101 has the ability to improve the survival rates in animal models in a statistically significant manner. In our study, nonpregnant female guinea pigs were administered three doses of HB-101 at 30-day intervals. Thirty days after the last vaccination, females were allowed to mate. Following conception, the pregnant females were infected with CMV during the gestation period, putting the guinea pig pups at risk of severe viral infection, low birth weight and potential mortality. As depicted below, guinea pig pups born to CMV infected females that had received a guinea pig equivalent of HB-101 (gpHB101) had a statistically significant (p<0.0001) lower mortality rate at birth compared to those born to females who had only received a non-replicating vector carrying an irrelevant antigen, labeled as GFP in the figure below. CMV positive pups born to mothers that received gpHB101 vaccination also gained weight more rapidly and had improved survival rates as compared to those born to mothers vaccinated with placebo.

HB-101 Phase 1 Clinical Results

We conducted a placebo controlled, randomized doubleblinded dose escalating Phase 1 clinical trial of HB-101 to assess its safety and immunogenicity. In this trial (NCT02798692), 54 healthy volunteers aged 18 to 45 were administered three consecutive doses of either HB-101 or placebo by intramuscular injection at month zero, one and three, then monitored for one year after the initial dose. The volunteers were randomized into three cohorts of 18 volunteers, with 14 volunteers receiving the study drug and four receiving placebo in each cohort.

We observed that HB-101 was well tolerated with no dose limiting toxicities and no serious adverse events. Symptoms by volunteers were of mild to moderate intensity and 93.5% of reported symptoms were of short duration (18 days). The maximum duration of any symptom was 10 days. Pain at the injection site was the predominant solicited local adverse event. Malaise, fatigue and generalized myalgia were the most common solicited general symptoms. The percentage of subjects reporting unsolicited causally related adverse events of mild to moderate intensity was similar for placebo and the vaccine groups. Upper respiratory tract infections were the predominant adverse event, occurring at rates in the low dose group that were twice as high as those seen in all three other groups (placebo, middle and high dose). The percentage of volunteers reporting related adverse events of mild to moderate intensity was similar for placebo and vaccine groups. None of the adverse events appeared to be treatment related.

In addition, HB-101 elicited a strong, dose dependent, and durable response as measured by the frequency of pp65 specific interferon gamma (IFNγ) producing CD8+ T cells. Each administration of HB-101, as depicted by the black arrows in the figure below, resulted in an increase in IFNγ producing CD8+ T cells, demonstrating the potential and rationale for repeat administrations of HB-101. Importantly, the frequencies of IFNγ producing CD8+ T cells induced by the highest dose of HB-101 after the third administration in healthy volunteers were in the range of, or higher than, the therapeutic levels reported in human adoptive T cell therapy clinical trials which were separately designed and conducted by third parties for patients with active CMV viremia. These frequencies were observed to be therapeutic in patients experiencing active CMV infection following stem cell as well as organ transplantation.

Similarly, HB-101 administration also resulted in a strong neutralizing antibody response to the CMV antigen gB that increased with each additional dose, as depicted by the black arrows in the figures below, which was sustained over the 12-month follow up period. All volunteers receiving the highest or middle doses of HB-101, and 92% of the volunteers receiving the lowest dose, developed CMV neutralizing antibodies. The levels of antibodies generated in the highest dose after three doses were comparable to therapeutic levels reported with other CMV vaccine product candidates in development that have demonstrated clinical efficacy in separately designed and conducted, published third-party clinical trials. As anticipated, the LCMV vector did not elicit clinically meaningful vector neutralizing antibodies, as only one volunteer developed a transient neutralizing antibody response against the vector after three administrations. We believe that a fourth administration of the vaccine in all 42 of these volunteers could have resulted in an additional antibody response, if desired.

HB-101 Phase 2 (H100-001) Clinical Development Plan and Results

In the fourth quarter of 2018, we initiated a randomized, multi-center double blind Phase 2 trial (NCT03629080) of HB-101 to assess the safety, reactogenicity, immunogenicity and efficacy of HB-101 in CMV-negative patients receiving a kidney transplant from living CMV-positive donors. Based on HB-101’s observed tolerability profile in the target patient through August 24, 2020 cut off date, and to gain further insights that will inform a potential Phase 3 trial design, we added a new cohort of CMV-positive recipients awaiting kidney transplantation from CMV-positive or CMV-negative donors to the trial in early 2020.

We enrolled patients in three treatment arms:

●	Arm 1 (CMV-negative, pre-emptive antivirals): CMV-negative patients were randomized 2:1 to either receive two to three administrations of HB-101 or placebo prior to transplant and then treated with standard preemptive antiviral therapy post-transplant.
●	Arm 2 (CMV-negative, prophylactic antivirals): CMV-negative patients were randomized 2:1 to either receive two to three administrations of HB-101 or placebo before transplant and will then receive three to six months of antiviral prophylaxis therapy post-transplant.
●	Arm 3 (CMV-positive, prophylactic antivirals): CMV-positive patients received two to three administrations of HB-101 before transplant and will then receive up to six months of antiviral prophylaxis therapy post-transplant.

Patients are monitored for twelve months post-transplant to assess safety and T cell and antibody responses to pp65, gB and the LCMV vector, as well as CMV viremia and the need for use of antivirals.

The trial design is depicted in the figure below.

In June 2020, we reported initial interim safety and immunogenicity data (containing both CMV specific antibody and CMV specific CD8+ T cell responses) from the ongoing Phase 2 trial. HB-101 was observed to be well tolerated with fewer adverse events in patients with end-stage kidney disease than in the previous healthy volunteer trial. Patients who received three doses of HB-101 showed comparable immunogenicity to healthy volunteers in the Phase 1 clinical trial of HB-101.

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

In November 2021, we reported an additional interim data update on the ongoing Phase 2 trial, encompassing safety, immunogenicity, and preliminary efficacy data.

Safety and tolerability were evaluated in 80 participants who were dosed in the trial by the cut-off date. HB-101 was generally well tolerated with a low incidence of side effects, which were mostly mild to moderate. Specifically, 21.3% of participants across the combined HB-101 and placebo groups showed side effects related to vaccine administration. Five cases of human leukocyte antigen (HLA)-sensitization have been reported, two as serious adverse events. HLA-sensitization is a known complication of dialysis patients waiting for kidney transplantation, affecting an estimated 4% of this patient population.

The interim immunogenicity analysis included CMV-neutralizing antibody data assessed from 33 patients, a subset of the 52 included in the efficacy analysis. 21 participants were vaccinated with HB-101 and 12 received placebo. In line with the previous interim data, all of the participants who received three doses of HB-101 mounted CMV-neutralizing antibodies.

The preliminary efficacy analysis included data from 52 participants as of the cut-off date; 9 were vaccinated with three doses of HB-101 pre-transplant, 25 were vaccinated with two doses and 18 received placebo.

Compared to placebo, participants vaccinated with three HB-101 doses had:

●	A 41% reduction in CMV viremia (presence of CMV DNA in the blood);
●	A 41% reduction in the use of antiviral therapy; and
●	No CMV disease (compared to 2 out of 14 cases in the placebo group)

Response to a two-dose schedule did not show an improvement compared to placebo, which is consistent with the low levels of CMV-neutralizing antibody in the two-dose cohort as well as with the T cell data reported in June 2020 for the two-dose group.

Enrollment of this trial concluded in June 2021. Dosed patients will continue on-study to progress through transplantation and a 12-month follow-up period. We expect the last patient to complete follow-up by the second half of 2022 and a final data read-out in 2023. We will explore partnership opportunities for further development of HB-101 in order to focus on advancing our oncology portfolio.

Intellectual Property

Our success depends, in part, on our ability to obtain and maintain intellectual property protection for our product candidates, technology and knowhow, to defend and enforce our intellectual property rights, in particular, our patent rights, to preserve the confidentiality of our knowhow and trade secrets, and to operate without infringing the proprietary rights of others. We seek to protect our product candidates and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, knowhow, continuing technological innovation and in-licensing of third-party intellectual property to develop and maintain our proprietary position. We, or our collaborators and licensors, file patent applications directed to our key product candidates in an effort to establish intellectual property positions to protect our product candidates as well as uses of our product candidates for the prevention and/or treatment of diseases.

As of February 24, 2022, we are the owner or exclusive licensee to nine issued U.S. patents and ten pending U.S. patent applications, two pending international Patent Cooperation Treaty (PCT) applications, five pending U.S. provisional patent applications, and 105 issued foreign patents and approximately 78 foreign patent applications. These patents and patent applications are related to our technologies concerned with the arenavirus-based immunization systems, non-replicating and replicating, our product candidates and various development programs, which are directed to the use of these immunization systems for the treatment and/or prevention of various infectious diseases or cancer, and certain clinical uses of our current or future product candidates in oncology. The issued patents and pending patent applications contain claims directed to various aspects of our work, including compositions of matter, methods of treatment and prevention, methods of producing certain compositions, and use of our product candidates in combination with certain other therapeutics.

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

Replicating Technology Portfolio

We are the owner or exclusive licensee to proprietary patent positions related to our replicating technology. Our patent portfolio related to our replicating technology includes a patent family exclusively licensed from the University of Geneva. This patent family includes a patent granted in the United States and patents granted in Europe (validated in Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), Hong Kong and Japan. The European patent in this family (European Patent No. 3218504) was opposed by a third party in April 2021. This patent family also includes pending applications in the United States, Europe, Canada, Australia, Japan, India, China and Hong Kong. The second patent family in our replicating platform portfolio is jointly owned by us and the University of Basel. The rights of the University of Basel under this patent family are exclusively licensed to us. This second patent family includes pending applications in various countries, including in the United States, Europe, Eurasia, Hong Kong, Korea, China, Canada, Australia, New Zealand, Mexico, Japan, Brazil, Singapore, India, and Israel. The granted United States patent from the first patent family is expected to expire in April 2037 due to patent term adjustment. The granted patents in Europe, Hong Kong and Japan, and the pending applications related to our replicating technology are expected to expire between 2035 and 2037, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our replicating technology is being employed or may be employed in one or more of the product candidates or programs described herein.

Split Vector Technology Portfolio

We have an exclusive license from the University of Basel to proprietary patent positions related to a novel molecular strategy to vectorize arenavirus genomes, which we refer to as the Split Vector Technology. Our patent portfolio related to the Split Vector Technology includes an international PCT application exclusively licensed from the University of Basel as well as a pending U.S. provisional patent application jointly owned by us and the University of Basel. The rights of the University of Basel under this patent family are exclusively licensed to us. Applications claiming priority to the respective PCT application are expected to expire in November 2040, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The Split Vector technology is currently not employed in any of our clinical stage product candidates or late-stage preclinical programs.

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

HB-101 (Cytomegalovirus)

Our HB-101 product candidate relies on our non-replicating technology. In addition to the non- replicating patent portfolio, we own one patent family that more specifically relates to our HB-101 product candidate. This patent family includes one patent granted in the United States with claims directed to pharmaceutical compositions. This patent family also includes granted patents in Europe (validated in Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), Australia, Hong°Kong and Japan, as well as pending applications in the United States, Europe, Australia, Canada, China, India and Japan. Excluding the non- replicating patent portfolio, the granted patent and pending applications specifically related to our HB-101 product candidate are expected to expire in 2034, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Hepatitis B Virus

Our Hepatitis B Virus program, codeveloped with Gilead, is in the preclinical phase and is being built on either our non-replicating or replicating technologies. In addition to the non-replicating and replicating patent portfolios, we own one patent family that relates to the use of our platform technologies for prevention and treatment of Hepatitis B Virus. This patent family includes patents granted in the United States and Japan. This patent family also includes pending applications in the United States, Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Hong Kong, Korea, Mexico, New Zealand and Singapore. Excluding the non-replicating and replicating patent portfolios, the granted patents and pending applications related to the Hepatitis B Virus program are expected to expire in 2036, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HIV

Our HIV program, codeveloped with Gilead, is in preclinical phase and is being built on either our non-replicating or replicating technologies. We announced an amended agreement wherein we will assume development responsibilities through the end of Phase 1b. We currently do not own any patents or patent applications that more specifically relate to an HIV program outside of the non-replicating and replicating patent portfolios.

HB-201 (HPV16+)

Our HB-201 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we own two patent families that relate more specifically to our HB-201 product candidate. The first patent family includes one patent granted in the United States and one patent granted in Australia with claims directed to compositions of matter. This patent family also includes pending applications in the United States, Europe, Australia, Canada, China, India, Japan and Hong Kong. The second patent family currently includes a pending international Patent Cooperation Treaty (PCT) application relating to HB-201 treatment regimens. Excluding the replicating and oncology patent portfolios, the granted patents and pending applications specifically related to our HB-201 product candidate are expected to expire in 2036 and 2041, respectively, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-202 (HPV)

Our HB-202 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we own two patent families that relate more specifically to our HB-202 product candidate. The first patent family includes one patent granted in the United States and one patent granted in Australia with claims directed to compositions of matter. This patent family also includes pending applications in the United States, Europe, Australia, Canada, China, India, Japan and Hong Kong. The second patent family currently includes a pending international Patent Cooperation Treaty (PCT) application relating to HB-202 treatment regimens. Excluding the replicating and oncology patent portfolios, the granted patents and pending applications specifically related to our HB-202 product candidate are expected to expire in 2036 and 2041, respectively, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-300

Our HB-300 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we currently own one pending U.S. provisional patent application that more specifically relates to our HB-300 product candidate. This provisional patent application is not eligible to become an issued patent until, among other things, we file a nonprovisional patent application within 12 months of the filing of our provisional patent application. If we do not timely file any nonprovisional patent applications, we may lose our priority date with respect to our provisional patent application and possibly any patent protection on the inventions disclosed in our provisional patent application. Subject to the timely filing of a non-provisional patent application, any patent claiming priority to this pending provisional patent application specifically related to our HB-300 product candidate is expected to expire in 2042, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-700

Our HB-700 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we currently own two pending U.S. provisional patent applications that more specifically relate to our HB-700 product candidate. These provisional patent applications are not eligible to become issued patents until, among other things, we file at least one nonprovisional patent application within 12 months of the filing of our provisional patent applications. If we do not timely file any nonprovisional patent applications, we may lose our priority date with respect to our provisional patent applications and possibly any patent protection on the inventions disclosed in our provisional patent applications. Subject to the timely filing of at least one non-provisional patent application, any patent claiming priority to these pending provisional patent applications specifically related to our HB-700 product candidate is expected to expire in 2042, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

Gilead Collaboration Agreement and Stock Purchase Agreement

Overview

On June 4, 2018, we entered into a Research Collaboration and License Agreement, Collaboration Agreement, with Gilead to collaborate on preclinical research programs to evaluate potential vaccine products using or incorporating our replicating and non-replicating technology platforms for the treatment, cure, diagnosis, or prevention of Hepatitis B Virus or HIV, which we refer to, collectively, as the Field.

Pursuant to the Collaboration Agreement, we granted Gilead an exclusive (even as to us and our affiliates), worldwide, royalty bearing license to our knowhow and our owned and in-licensed patent rights (including those patent rights in-licensed from the University of Geneva, the University of Basel, and the University of Zurich) that are necessary or reasonably useful for researching, developing, manufacturing or commercializing products that contain a vaccine that uses our replicating or non-replicating technology platforms for expressing one or more HIV or Hepatitis B Virus antigens, which foregoing knowhow and patent rights we refer to as the Licensed Technology (and each such product a Licensed Product), for the purpose of researching, developing, manufacturing and commercializing Licensed Products for uses in the Field.

Pursuant to the Collaboration Agreement, we will own all new intellectual property conceived or created out of the activities conducted under the Collaboration Agreement that specifically relate to the replicating and non-replicating technology platforms. Gilead will own all other intellectual property rights conceived or created out of the activities conducted under the Collaboration Agreement.

On February 15, 2022, we entered into the Restated Collaboration Agreement, which altered key aspects of the collaboration pertaining to the HIV therapeutic. Specifically, we assumed responsibility for advancing the HIV program through to the end of a Phase 1b clinical program, and Gilead retains an exclusive right, the Option, for further development thereafter. Pursuant to the Option, Gilead has the exclusive right to take back the development rights for such HIV program candidates and to further research, develop, and commercialize such candidates in accordance with the terms and conditions of the Restated Collaboration Agreement. Gilead may exercise the Option at any time, but no later than 60 days after the receipt of a data package containing pre-clinical, clinical, chemistry and manufacturing control, regulatory and other data specified by the Restated Collaboration Agreement in return for an option exercise fee of $10.0 million.

If the Option is not exercised by Gilead during the term of the Option, or if Gilead provides written notice to us of its intention to not exercise the Option, then the terms of the Restated Collaboration Agreement will be deemed terminated with respect to the HIV Development Plan and HIV Licensed Products (each as defined in the Restated Collaboration Agreement), and the Field and rights granted under the Restated Collaboration Agreement will be limited to the HBV indication. Furthermore, if the Option expires or is terminated, the non-competition and right of first negotiations terms contained in the Restated Collaboration Agreement and summarized below will not be applicable to the development for HIV indications. In the event the Option is not exercised, we and Gilead will work in good faith to enter into a license agreement pursuant to which Gilead will grant us a milestone and/or royalty-bearing license under certain Gilead owned intellectual property necessary or reasonably useful to allow us to research, develop, manufacture and commercialize HIV product candidates as of the date on which the Option is declined.

Financial support from Gilead to us includes a $15.0 million non-refundable initiation fee and $35.0 million equity commitment pursuant to a Stock Purchase Agreement.

Governance

The development of the programs governed by the Collaboration Agreement is overseen by a six member joint steering committee (JSC), comprised of three representatives from each of us and Gilead. The JSC will oversee the activities carried out pursuant to the Collaboration Agreement, including settling disputes arising under the Restated Collaboration Agreement, and approving a Licensed Product as being ready for development. Similarly, the Collaboration Agreement establishes a four member joint development committee (JDC) to oversee HIV development activities.

Research on Hepatitis B Virus and HIV products

Under the original Collaboration Agreement, we are responsible for manufacturing and supplying to Gilead Lymphocytic Choriomeningitis Virus and Pichinde Virus based vectors expressing one or more Hepatitis B Virus antigens to the extent necessary for both us and Gilead to carry out our respective research activities under the research plans. These research plans are largely completed and both programs have advanced to development stage.

Development and Commercialization of products

Pursuant to the Restated Collaboration Agreement, Gilead is solely responsible for conducting the development activities, including all regulatory filings, at its expense for any product arising from the Restated Collaboration Agreement designated for development by Gilead and approved by the JSC with respect to the HBV product candidates and we are responsible for conducting development activities for the HIV product candidates through the end of a Phase 1b study. If Gilead exercises the Option for the HIV product candidates, Gilead will be solely responsible for further (post Phase 1b) development activities of the HIV product candidates. Gilead is also solely responsible, at its expense, for the manufacture and commercialization of any HBV Licensed Product developed and commercialized under the Restated Collaboration Agreement, and if the Option is exercised, it will responsible, at its expense, for the manufacture and commercialization of any HIV Licensed Product.

Non-Compete

We may not, directly or indirectly, conduct, participate in or fund any research, development, manufacture, or commercialization of, or with respect to products utilizing arenavirus based vectors for the treatment, cure, diagnosis, or prevention of Hepatitis B Virus or HIV, except for the activities we are expressly permitted to perform under the Restated Collaboration Agreement. If the Option expires or is terminated, the non-competition terms contained in the Restated Collaboration Agreement shall not be applicable to the development for HIV indications.

Right of First Negotiation

Pursuant to the Collaboration Agreement, in the event we offer a license or other rights to the Licensed Technology to a third party to research, develop, manufacture or commercialize a Licensed Product outside of the Field before June 4, 2028, we are required to offer Gilead a right of first negotiation for the same rights to the Licensed Technology in such field offered to the third party. If the Option expires or is terminated, the right of first negotiations terms contained in the Restated Collaboration Agreement will not be applicable to the development for HIV indications.

Financial Terms

Upon execution of the Collaboration Agreement, Gilead paid us a one-time upfront fee of $10.0 million and through to December 31, 2021, we received $12.2 million in milestone payments for the achievement of pre-clinical research milestones.

Upon execution of the Restated Collaboration Agreement, we became entitled to a program initiation fee of $15.0 million. In addition, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments for the HBV program. If Gilead exercises the Option, we are eligible for up to a further $167.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million program completion fee payable upon Option exercise, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a Licensed Product, if ever, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV Licensed Product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV Licensed Product, if the Option is exercised. The royalty payments are subject to reduction under specified conditions set forth in the Collaboration Agreement. In addition, Gilead is obligated to pay us for all out-of-pocket costs actually incurred by us in connection with the HBV program.

In addition, Gilead is obligated to pay us for all out-of-pocket costs actually incurred by us in connection with the Hepatitis B Virus programs, including CMO related costs, to the extent contemplated under the research plans and research budget. In December 2019, Gilead agreed to expand the reimbursement for our resources allocated to the collaboration.

Termination

Either party may terminate for the uncured breach of the other party and upon the other party filing for bankruptcy, reorganization, liquidation, or receivership proceedings. On a program-by-program basis, at any time after the expiration or termination of the collaboration term for such program, Gilead may terminate the Restated Collaboration Agreement with respect to such program or on a product by product or a country-by-country basis upon prior written notice. If the Restated Collaboration Agreement is not otherwise terminated prior to the expiration of the last to expire royalty term, upon such expiration the license granted to Gilead will continue in effect, but will be fully paid-up, royalty free, perpetual, and irrevocable.

Supply Agreement

In December 2020, we entered into a Clinical Supply Agreement with Gilead. Under the terms of the Clinical Supply Agreement, we will provide Gilead with drug product for use in proof-of-concept clinical trials associated with the Licensed Products designated under the Collaboration Agreement. We will receive reimbursement at an agreed cost in accordance with the terms of the Restated Collaboration Agreement. Clinical supply of a potential Phase 3 clinical trial will be regulated in a separate supply agreement.

Stock Purchase Agreement

In connection with the Restated Collaboration Agreement, on February 15, 2022, the Effective Date, we entered into a Stock Purchase Agreement, the Stock Purchase Agreement, with Gilead. Pursuant to, and subject to the terms and conditions of, the Stock Purchase Agreement, Gilead will be required, at our option, to purchase up to $35,000,000 of our common stock, the proceeds of which we intend to use to fund additional research and development activities of our HIV program. On the Effective Date, Gilead purchased an initial amount of 1,666,666 unregistered shares of our common stock in exchange for approximately $5.0 million at a purchase price per share equal to $3.00. Pursuant to the terms of the Stock Purchase Agreement, we may require Gilead to purchase the balance of the $30.0 million of common stock in two subsequent purchases. The purchase price per share of the first subsequent purchase shall be equal to (a) the VWAP Purchase Price (as defined in the Stock Purchase Agreement), calculated at the date we exercise our right to require Gilead to purchase shares, plus (b) a premium of 30% on the VWAP Purchase Price, and the purchase price per share of the second subsequent purchase shall be equal to the VWAP Purchase Price, calculated at the date we exercise our right to require Gilead to purchase shares. Our ability to sell shares of our common stock to Gilead are subject to specified limitations, including compliance with Nasdaq Rule 5635(d) and continued compliance with the Nasdaq listing rules. The Stock Purchase Agreement also prohibits Gilead from purchasing shares of our common stock if such purchase would result in Gilead being a beneficial owner of more than 19.9% of the total number of our then-issued and outstanding shares of common stock.

The Stock Purchase Agreement may be terminated: (1) by Gilead (a) any time an Event of Default (as defined in the Stock Purchase Agreement) exists or (b) if we suspend, terminate or otherwise cease to perform our obligations under the HIV Development Plan; (2) automatically if Gilead exercises its Option pursuant to the Restated Collaboration Agreement; (3) by us for any reason; (4) automatically on the date that we sell and Gilead purchases the full $35.0 million of common stock; or (5) automatically on December 31, 2023.

Pursuant to the terms of the Stock Purchase Agreement, we and Gilead agreed to enter into a registration rights agreement within two months following the Effective Date, obligating us to file a registration statement on Form S-3 to register for resale the initial 1,666,666 shares of common stock issued to Gilead within six months of the issuance on the Effective Date and thereafter, within four months of any additional purchases of common stock by Gilead.

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

Pursuant to the terms of the Basel Agreement, we are obligated to use reasonable efforts to develop and make commercially available Basel Licensed Products. Beginning on February 28, 2018, and for as long as we have not effected a first commercial use of a Basel Licensed Product, we are required to provide the University of Basel with an annual report detailing our efforts to develop Basel Licensed Products.

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

University of Basel Split License Agreement

In October 2020, we entered into an Exclusive License Agreement with the University of Basel, the Basel Split Agreement. Pursuant to the Basel Split Agreement, the University of Basel granted us a worldwide, exclusive license under a currently pending international Patent Cooperation Treaty (PCT) application related to a novel molecular strategy to vectorize arenavirus genomes (Split Vector Technology as described in the Intellectual Property Section), including any patents and patent applications that claim priority thereto, the Basel Licensed Split Patent Rights, to make or to have made, to develop or have developed, to use, have used, sell, have sold, market, have marketed, offer for sale, distribute, have distributed, import or have imported products, the manufacture, use, sale, or importation of which would infringe a claim of the Basel Licensed Split Patent Rights, each a Basel Licensed Split Product. Pursuant to the Basel Split Agreement, the University of Basel further granted us a worldwide, exclusive license under the University of Basel’s share in a currently pending U.S. provisional patent application related to certain improvements of the Split Vector Technology, including any patents and patent applications that claim priority thereto, such patents and patent applications are further included in the Basel Licensed Split Patent Rights.

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

If we fail to perform any of our diligence obligations specified in the Basel Split Agreement, after having exercised all available postponement options, the University of Basel can demand a written development and marketing plan. If we fail to agree with the University of Basel on any amendments to our development and marketing plans based on the procedure specified in the Basel Split Agreement upon such demand for amendments from the University of Basel, the University of Basel has the right to send us a notice of its intention to terminate the Basel Split Agreement. If we are not in agreement, we may request that the matter is assessed by an independent expert arbitrator. If such an expert arbitrator determines that we fail to meet our diligence obligations, the University of Basel may terminate the Basel Split Agreement.

Beginning on January 1, 2021, and ending on the date of the first commercial sale of a Basel Licensed Split Products, we are required to provide the University of Basel with an annual report detailing our efforts to develop Basel Licensed Split Products and to obtain governmental approvals necessary for marketing the same.

We paid the University of Basel a nominal amount upon entering into the agreement and are required to pay a non-material annual maintenance fee, which is deductible from any milestone payments, royalties or sublicense payments payable by us to the University of Basel during the same year. We are required to pay the University of Basel, subject to the achievement of specified development and regulatory milestones, payments aggregating up to CHF 1,700,000 per Basel Licensed Split Product. While the Basel Split Agreement remains in effect, we are required to pay the University of Basel low single digit royalties on net sales of Basel Licensed Split Products. We must also pay the University of Basel a low double digit to low single digit percentage, decreasing as a Basel Licensed Split Product proceeds through development stages, of any consideration we receive from sublicensees, depending on the timing of such sublicense. We are also responsible for the prosecution and maintenance of the Basel Licensed Split Patent Rights, and the costs related thereto.

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

Pursuant to the terms of the Zurich Agreement, we are obligated to diligently proceed with the development, manufacture, and sale of, and the obtaining of government approvals for the manufacture, use and sale of, suitable Zurich Licensed Products in the United States, Japan and certain European countries. If we fail to use commercially reasonable efforts to do the foregoing, the University of Zurich can demand a written development and marketing plan. Failure of the parties to agree on a development and marketing plan entitles the University of Zurich to terminate the Zurich Agreement. Beginning on January 1, 2012, and ending on the date of the first commercial sale of a Zurich Licensed Product, we are required to provide the University of Zurich with an annual report detailing our efforts to develop and test Zurich Licensed Products and to use the Zurich Licensed Patent Rights and Zurich Licensed Methods.

In consideration for the license granted to us under the Zurich Agreement, we issued 26,744 shares with a nominal value of EUR 2,297 of our common stock to the University of Zurich and agreed to provide them certain antidilution rights, which rights have subsequently expired. We are required to pay the University of Zurich low single digit royalties on net sales of Zurich Licensed Products or Zurich Licensed Methods. We must also pay the University of Zurich percentages ranging from the mid-single digits to 20% of any sublicense fees and consideration we receive from sublicensees, depending on the amount of fees received from sublicensees and the cumulative monetary value of the consideration and fees received from all sublicensees. We are responsible for the prosecution and maintenance of the Zurich Licensed Patent Rights, and the costs related thereto.

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

National Institutes of Health License Agreement

In September 2013, we entered into a Biological Materials License Agreement with the National Institutes of Health (NIH) which was subsequently amended in April 2017, July 2018, January 2021, and May 2021, hereinafter referred to as the NIH Agreement. Pursuant to the NIH Agreement, the NIH granted us a worldwide, nonexclusive license to make, have made, import and use certain cells and cell clones developed at the Vaccine Research Center of the NIH, or the NIH Licensed Products, to manufacture viral vectors based on our proprietary arenavirus-based vectors.

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

Companies that compete with us directly on the level of the development of product candidates in our therapeutic areas include, among others:

●	In CMV management, companies such as Helocyte, Inc., VBI Vaccines Inc., Moderna, Inc., SL VaxiGen Inc., and Merck & Co.
●	In immunooncology for HPV+ cancers, companies such as ISA Pharmaceuticals B.V., Moderna, BioNTech, Kite, CureVac, Adaptimmune PLC Transgene, and TCR Cure;
●	In metastatic Hormone Resistant Prostate Cancer, companies such as Bioray Labs, Regeneron, Allife Medical, Gemoab, BioNTech, Inovio and Madison Vaccine are investigating an immuno-oncology approach.

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

Manufacturing

We have been establishing robust manufacturing processes, reliable assays and strong supply agreements for all of the components used in our product candidates to support ongoing and planned clinical trials. These include the components for our non-replicating based and replicating based product candidates. For GMP production and testing we rely on qualified CMOs to produce and test our clinical material. Currently we do not own or operate manufacturing facilities beyond laboratory scale non-GMP production. We require that our CMOs produce bulk drug substances and finished drug products in accordance with cGMP, and all other applicable laws and regulations. Although we plan to establish our own manufacturing facility, we may continue to rely on CMOs for parts of the process, like filling and labelling of our products for commercial sale, to reduce supply risks and cost of goods sold. We continue to build and maintain agreements with manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We plan to ultimately establish our own manufacturing facility. By complementing CMO capacity with our own manufacturing facility, we aim to balance supply risks, reduce supply cycle time and optimize costs. We believe that having control over the whole manufacturing process will allow us to further increase the robustness and consistency of the process. We expect that control over our own manufacturing facility will also help to shorten overall timelines for new product candidates in our development pipeline, as well as help us develop drug formulations or presentations to simplify distribution as well as administration of future immuno-therapeutics. We also believe that having a dedicated manufacturing facility will allow us to optimize commercial scale processes and to develop a suitable workforce capable of supporting market launch.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological products, such as those developed from our non-replicating and replicating technologies and any other product candidates we develop. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Biological Product Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations and biologics under the FDCA, the Public Health Service Act (PHSA) and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates and any future biological product candidates we develop must be approved by the FDA through a biologics license application (BLA) process before they may be legally marketed in the United States. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity and potency. The FDA review and approval process generally involves the following:

1.	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
2.	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
3.	Approval by an Institutional Review Board (IRB) or independent ethics committee at each clinical trial site before each trial may be initiated;
4.	Performance of adequate and well controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (GCP) requirements and other clinical trial related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
5.	Submission to the FDA of a BLA;
6.	A determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
7.	Satisfactory completion of an FDA preapproval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
8.	Potential FDA audit of the clinical trial sites that generated the data in support of the BLA; and
9.	FDA review and approval of the BLA, including, where applicable, consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the United States.

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

An IND sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well designed and well conducted foreign clinical trial not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

●	Phase 1 clinical trials generally involve a small number of healthy volunteers or disease affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.
●	Phase 2 clinical trials involve studies in disease affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
●	Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The BLA may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the investigational product to the satisfaction of FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act (PDUFA) as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2022, the user fee for an application requiring clinical data, such as a BLA, is $3,117,218. The sponsor of an approved BLA is also subject to an annual prescription drug program fee, which for fiscal year 2022 is $369,413. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing and may request additional information rather than accepting the BLA for filing. The FDA decides whether to accept a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its

PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a preapproval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data, pivotal Phase 3 clinical trial(s) as well as other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

Expedited Development and Review Programs

FDA provides programs intended to facilitate and expedite development and review of new products that are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast-track designation, breakthrough therapy designation, priority review, and accelerated approval. These designations are not mutually exclusive, and a product candidate may qualify for one or more of these programs.

The fast-track program is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast-track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast-track designation applies to both the product and the specific indication for which it is being studied. The sponsor of a biologic can request the FDA to designate the product for fast-track status any time before receiving BLA approval, but ideally no later than the pre-BLA meeting.

A product that receives fast-track program designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. If the FDA determines that the conditions of approval are not being met, the FDA can withdraw its accelerated approval for such drug or biologic.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast-track designation, plus intensive guidance from the FDA to ensure an efficient drug development program.

Fast-track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric Information

Under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act (FDASIA) amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP) within 60 days of an end of Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials as well as other clinical development programs.

Post-Marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. Prescription drug and biologic promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy (REMS) to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws, including applicable product tracking and tracing requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violations, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of post-approval problems with a product may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (FCA) which may constrain the business or financial arrangements and relationships through which companies sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy regulations by federal and state governments and by governments in foreign jurisdictions can apply to the manufacturing, sales, promotion and other activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include those referenced in the section titled “Business – U.S. Healthcare Reform and U.S. Healthcare Laws”.

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

Ensuring our business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time and resource consuming and can divert a company’s attention from the business.

The failure to comply with any of these laws or regulatory requirements may subject companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical company to incur significant legal expenses and divert management’s attention from the operation of the business. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition to coverage under Medicare Part D for the manufacturer’s outpatient drugs.

Since the ACA’s enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these cuts have been suspended from May 1, 2020, through March 31, 2022, due to COVID-19 pandemic. Following the suspension, a 1% payment reduction will occur beginning April 1, 2022, through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

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

In the United States, there has also been a lot of legislative activity at the state level with respect to privacy regulation. For example, in California, the California Consumer Privacy Act (CCPA) was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General's office on July 1, 2020. The CCPA broadly defines personal information, and creates new individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "Business" regulated by the scope of the CCPA. In addition to the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate depending on the new U.S. presidential administration. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our product candidates and any future product candidates we develop, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman

Amendments. The Hatch Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office (USPTO) in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 as part of the ACA. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA issued “Written Request” for such a trial.

European Union Drug Development

In the European Union (EU) our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, or Regulation, which replaced the Clinical Trials Directive 2001/20/EC, or Directive, on January 31, 2022. The transitory provisions of the new Regulation offer sponsors the possibility to choose between the requirements of the previous Directive and the new Regulation if the request for authorization of a clinical trial is submitted in the year after the new Regulation became applicable. If the sponsor chooses to submit under the previous Directive, the clinical trial continues to be governed by the Directive until three years after the new Regulation became applicable. If a clinical trial continues for more than three years after the Regulation became applicable, the new Regulation will at that time begin to apply to the clinical trial.

The new Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Regulation.

European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of marketing authorizations.

●	The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA and is valid throughout the entire territory of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, such as medicines produced by biotechnological processes, products designated as orphan medicinal products, advanced therapy medicines (i.e. gene therapy, somatic cell therapy or tissue engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
●	Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
●	National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member state in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other member state, referred to as the Concerned Member States, for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the member states (i.e., in the RMS and the Concerned Member States).

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January, 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. The MHRA also has the power to have regard to MAs approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the United Kingdom or Great Britain.

European Union new Chemical Entity Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, however, another company could nevertheless also market another version of the product if such company obtained an MA based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union Orphan Designation and Exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan designation to promote the development of products that: (1) are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the marketing of the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if a method exists, the product would be a significant benefit to those affected by that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following grant of an MA. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant an MA for a “similar medicinal product approval.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder of the authorized orphan product consents to such revocation; or (iii) the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Regulatory Requirements After a Marketing Authorization has been Obtained

If authorization for a medicinal product in the EU is obtained, the holder of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

●	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
●	The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
●	Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is sometimes governed by the national anti-bribery laws of the EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.
●	Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization as well as the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

European Data Collection

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or GDPR, which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021, and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Rest of the World Regulation

For other countries outside of the EU and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. In addition, many jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. These laws impose stringent requirements applicable to our collection, use and processing of personal data including identifiable health information.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Reimbursement

Sales of our products, when and if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug or biological products exists in the United States. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, coverage determination is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Factors payors consider in determining reimbursement are based on whether the product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of biosimilars for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and reimbursement. Obtaining coverage and reimbursement for newly approved drugs and biologics is a time consuming and costly process, and coverage may be more limited than the purposes for which a drug is approved by the FDA or comparable foreign regulatory authorities. Assuming coverage is obtained for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require copayments that patients find unacceptably high. Additionally, coverage policies and third-party reimbursement rates may change at any time. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of prescribed products.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Human Capital Resources

As of February 28, 2022, we had 131 full-time employees and 26 part-time employees. Of our 157 full and part-time employees, 38, or 24.2%, have Ph.D. or M.D. degrees and 123, or 78.3%, are engaged in research and development activities. Pursuant to Austrian law, all of our Austrian employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. To further drive attraction and retention of our high-quality, experienced, and diverse workforce, we invest in the physical, emotional, and financial well-being of our employees. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Facilities

Our principal executive offices are located in New York, New York, pursuant to a lease that expires in February 2024. Our European research and preclinical development operations are located in Vienna, Austria, where we lease and occupy approximately 30,656 square feet of office and laboratory space. Our first facility is leased pursuant to two operating leases, comprised of (i) a lease of unlimited duration for approximately 15,198 square feet of office and laboratory space and (ii) a lease set to expire in September 2028 and with no option to extend for approximately 2,357 square feet of storage space. In 2019, we entered into a lease for a second facility located in Vienna, Austria that is set to expire in February 2029, where we occupy approximately 15,440 square feet of office and laboratory space. In May 2021 we signed an agreement to purchase a parcel of land in the north of Vienna and have received building permission to build a GMP manufacturing plant. We are currently in the detailed engineering phase. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Legal Proceedings

We are currently a party to a patent opposition proceeding. In April 2021, a third party opposed European Patent No. 3218504, which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. While the opposition was filed in the name and on behalf of Dr. Ursula Sprenzel, we believe that the real party in interest has not identified itself. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidates HB-201 and HB-202. We filed our formal response to the opposition with the European Patent Office (EPO) on September 3, 2021. It is expected that the EPO’s opposition division will issue a preliminary opinion within the next 1 to 6 months and will summon the parties to oral proceedings within the next 6 to 12 months. Besides the European opposition proceeding, we are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

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

Risks Related to Our Financial Position and Capital Needs

We are a clinical stage biopharmaceutical company with no approved products and a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

We are a clinical stage biopharmaceutical company with no approved products and a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. For the years ended December 31, 2020 and 2021, we reported a net loss of $44.1 million and $75.7 million, respectively. As of December 31, 2021, we had an accumulated deficit of $222.8 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our non-replicating and replicating technologies and our product candidates derived from these technologies. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs, any future product candidates we may choose to pursue, when we begin to develop our own manufacturing capabilities and other corporate uses. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. Our expenses could increase beyond our current expectations if other unanticipated costs arise or if the FDA, the EMA, or other comparable foreign regulatory authorities requires us to perform clinical trials and other studies in addition to those that we currently anticipate. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current or future product candidates. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or terminate our research and development programs or future commercialization efforts.

As of December 31, 2021, we had approximately $66.9 million in cash, cash equivalents and restricted cash. Based on our research and development plans, we expect that our existing cash and cash equivalents at December 31, 2021, together with the funds we received from our offering in March 2022 and the funds received under the Restated Collaboration Agreement with Gilead in February 2022, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements depend on many factors, including:

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

All of our product candidates are in early stages of development, including our lead product candidates, HB-201 and HB-202, which are currently in a Phase 1/2 clinical trial, and as such will require extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an IND, or BLA, for regulatory approval for any of our product candidates or whether any such IND or BLA will be accepted for review by the FDA, or subsequently whether any such IND will go into effect or BLA will be approved upon review.

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

The time required to obtain approval from the FDA, the EMA and other comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that none of our current or future product candidates will ever obtain regulatory approval.

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

We have conducted, and intend to conduct, clinical trials of certain of our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA, including compliance with all applicable U.S. laws and regulations. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP, including review and approval by an independent ethics committee and informed consent from subjects. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. There can be no assurance the FDA will accept data from trials conducted outside of the United States.

The FDA, the EMA and other comparable foreign regulatory authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA or any other comparable foreign regulatory authorities.

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

We may also encounter challenges in collecting, transporting and analyzing clinical blood samples, which could cause delays or prevent the approval of our drug candidates. For example, we have encountered difficulties in the transport logistics for samples in our HB-101 trial, resulting in the failure of a number of assays, in particular with respect to CD-8 T Cells, which are a key surrogate marker in the trial. We repeated the testing of samples from the respective patients and established a validated assay with respect to HB-201 samples, and mitigated further impact by changing and improving processes and logistics.

Interim, top line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to regulatory audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, top line or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of patients have been enrolled, or after only a part of the full follow-up period but before completion of the trial. Similarly, we may report top line or preliminary results of primary and key secondary endpoints before the final trial results are completed. Preliminary, top line and interim data from our clinical trials may change as more patient data or analyses become available. Preliminary, top line or interim data from our clinical trials are not necessarily predictive of final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available, and we issue our final clinical trial report. These data also remain subject to verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim and top line data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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

Our replicating technology is an attenuated viral vector technology which is in a Phase 1/2 clinical trial. If our ongoing Phase 1/2 clinical trial for HB-201 and HB-201/HB-202 causes unexpected side effects that are not tolerable in the treatment of the relevant patient group, the further development of the product candidate and any other potential products based on the replicating technology may be significantly limited or become impossible.

Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

We have concentrated all of our research and development efforts on product candidates based on our non-replicating and replicating technologies, and our future success depends on the successful development of this therapeutic approach. Our non-replicating and replicating technologies utilize arenaviruses to activate CD8+ T cells and induce pathogen-neutralizing antibodies. There are no approved products that utilize the arenavirus. Because our non-replicating and replicating technologies are novel, regulatory agencies may lack experience with product candidates such as HB-101, HB-201 and HB-202, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. We have not yet succeeded and may not succeed in demonstrating safety and efficacy for any of our product candidates in ongoing or late-stage clinical trials or in obtaining marketing approval thereafter.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs, to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Because of our dose escalation design for our clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If we do observe severe side effects in our clinical trials, our ongoing clinical trials may be halted or put on clinical hold prior to completion if there is an unacceptable safety risk for patients.

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

We have limited experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trial will be completed on time or if the planned clinical trials will begin or be completed on time, if at all. Largescale trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs), or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

We do not have our own manufacturing facility for the production of clinical trial material or future commercial products and therefore depend on third-party contract manufacturing organizations (CMOs) and their knowhow for production of our product candidates. Because of our limited control of our third-party manufacturers and in part because of our inexperience, our third-party manufacturers may fail to produce our product in a reliable and consistent manner and in sufficient quality and quantity. We have encountered problems with our third-party manufacturers in the past, including delays and low yields, and there can be no assurance that we will not encounter similar or other difficulties in the future.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. These third-party payors decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford many types of treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. See “Business – Reimbursement.”

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

Developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you with any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

Specifically, we face significant competition in CMV management from companies such as Helocyte, Inc., VBI Vaccines, Inc., Moderna, Inc., SL VaxiGen, Inc., Merck & Co., GlaxoSmithKline plc and Pfizer, Inc. In immuno-oncology for HPV16+ cancers, we face competition from companies such as Kite Pharma, a Gilead company, Advaxis, Inc., ISA Pharmaceuticals B.V., in collaboration with Regeneron Pharmaceuticals, Inc. and BioNtech AG. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. In addition, other immuno-oncology companies are developing the following technologies, including, but not limited to, neoantigens, bispecific antibodies, engineered cell therapies and tumor specific antigens in areas outside of CMV and HPV16+ cancers.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries;
●	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the Foreign Corrupt Practices Act of 1977 (FCPA), Office of Foreign Assets Control Anti-Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism, as well as the developing conflict between Russia and Ukraine.

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

The ongoing effect of the COVID-19 pandemic, has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus spread globally and in March 2020 the World Health Organization declared COVID-19 a pandemic. The ongoing pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, and limited the number of staff in any given research and development laboratory. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

In addition, the FDA’s operations have been and may continue to be impacted by the ongoing COVID-19 pandemic. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

The United Kingdom’s withdrawal from the European Union could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe and/or the United Kingdom.

Pursuant to Article 50 of the Treaty on EU, the UK ceased being a Member State of the EU on January 31, 2020. There was a transitional period, during which EU laws, including pharmaceutical laws, continued to apply in the UK, however this ended on December 31, 2020. The UK reached a trade agreement with the European Union on December 24, 2020, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. Under the terms of the deal, the EU and UK have separate regulatory regimes for pharmaceutical products, although there are some provisions for mutual recognition of standards, for example with regards to GMP. For instance, the UK is no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations for medicinal products, and a separate process for authorization of medicinal products will be required in the UK, resulting in an authorization covering the UK or Great Britain (England, Scotland and Wales) only. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently broadly aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom. It is possible that there will be increased regulatory complexities which can disrupt the timing of our clinical trials and regulatory approvals. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy.

In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect us, and the full extent to which our business could be adversely affected.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other biotechnology and pharmaceutical companies to recruit, hire, train and retain marketing and sales personnel. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, there can be no assurance that we will be able to develop inhouse sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

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

Risks Related to Our Reliance on Third Parties

We are fully dependent on our collaboration with Gilead for the development of our hepatitis B virus programs, rely on funding from Gilead for development of our human immunodeficiency virus, and may depend on Gilead or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates

In June 2018, we entered into a research collaboration and license agreement, or the Original Collaboration Agreement, with Gilead, which was amended and restated in February 2022, the Restated Collaboration Agreement. The Original Collaboration Agreement was entered into to evaluate potential vaccine products using or incorporating our Arenavirus technology platforms for the treatment, cure, diagnosis, or prevention of human immunodeficiency virus, or HIV, and hepatitis B virus, or HBV.

The Restated Collaboration Agreement, among other things, allocated to us additional research and development responsibility with respect to our HIV candidate and provided for later stage development and commercial milestone payments. The Restated Collaboration Agreement involves a complex allocation of rights, provides for milestone payments to us based on the achievement of specified clinical development, regulatory and commercial milestones, and provides us with royalty-based revenue if certain product candidates are successfully commercialized. Gilead is solely responsible for the preclinical and clinical development of the HBV program. In connection with the Restated Collaboration Agreement, we entered into a Stock Purchase Agreement, the Stock Purchase Agreement, with Gilead. Pursuant to, and subject to the terms and conditions of, the Stock Purchase Agreement, Gilead will be required, at our option, to purchase up to $35,000,000 of our common stock, the proceeds of which we intend to use to fund additional research and development activities of our HIV program. Our lack of control over the clinical development of the HBV program under the Collaboration Agreement could result in delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended investigational new drug applications in a timely fashion, if at all. Additionally, Gilead has the right to terminate the Restated Collaboration Agreement at any time for convenience. In the event Gilead terminates the Restated Collaboration Agreement, we would be prevented from receiving any milestone payments, royalty payments and other benefits under that agreement, as well as terminating our rights to future funding under the Stock Purchase Agreement with Gilead, any of which would have a materially adverse effect on our results of operations. We cannot provide any assurance with respect to the success of the Collaboration Agreement.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, under the Collaboration Agreement, we have granted worldwide exclusive rights to Gilead for using our technologies to develop treatments for HBV, and during the term of the agreement we will be restricted from granting similar rights to other parties. This exclusivity could limit our ability to enter into strategic collaborations with future collaborators.

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

Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices (cGMP) regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Additionally, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials which could lead to delays in these trials.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a (REMS) in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, the EMA or another comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for any such approved product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or our or our distributors’, licensees’ or co-marketers’ failure to comply with changes to regulatory requirements, may result in, among other things:

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our collaborators, to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products. See “Business – U.S. Healthcare Reform and other U.S. Healthcare Laws.” We cannot predict the initiatives that may be adopted in the future.

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

●	the demand for any of our product candidates, if approved;
●	the ability to set a price that we believe is fair for any of our product candidates, if approved;

●	our ability to generate revenues and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Compliance with new requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, we may need to change our current manner of operation, which could have a material adverse effect on our business, financial condition, and results of operations. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors.

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

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

The FDA or comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device as a condition of approval for our product candidates. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our drug development strategy.

Our success may depend, in part, on the development and commercialization of companion diagnostic tests to select patients for our drug candidates. If safe and effective use of any of our product candidates depends on an in vitro diagnostic that is not otherwise commercially available, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of obtaining or creating such diagnostic is time consuming and costly.

Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting. We will be subject to additional obligations and regimes with respect to such companion diagnostic tests with regulators outside the United States.

Given our limited experience in developing and commercializing diagnostics, we do not plan to develop companion diagnostics internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, we, our collaborators or third parties may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the medical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of any product candidate for which we obtain approval and that requires a companion diagnostic test. In addition, any companion diagnostic collaborator or third party with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator or third party may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

We may seek Fast Track Designation for the product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, as we have for single-vector HB-201 and alternating 2-vector HB-202/HB-201, both in combination with pembrolizumab, for the treatment of first-line advanced/metastatic HPV16+ HNSCC, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Similarly, in Europe, the European Commission grants orphan designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan designation application. Orphan designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting no more than 5 in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the product. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

Generally, if a drug with an orphan designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

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

Although we do not currently have any products on the market, if we obtain FDA approval for our product candidates, and begin commercializing those products in the United States, our operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by comparable foreign regulatory authorities in jurisdictions in which we conduct our business that may affect our ability to operate. See “Business – U.S. Healthcare Reform and U.S. Healthcare Laws.”

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is generally not permitted in the countries that form part of the European Union. Some European Union Member States, and the United Kingdom, through the United Kingdom Bribery Act 2010, have enacted laws explicitly prohibiting the provision of these types of benefits and advantages. Infringements of these laws can result in substantial fines and imprisonment.

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

The collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data regarding individuals in the European Economic Area is governed by the GDPR. The GDPR is wide ranging in scope and imposes several requirements on companies that process personal data, including requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, including to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for breach or non-compliance. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws.

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice (DOJ) and the Securities and Exchange Commission, (SEC) is involved with enforcement of the books and records provisions of the FCPA and may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Recently the SEC and DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. We continue to examine the impact this tax reform legislation may have on our business in the future. However, the TCJA did not have an impact on us and our affiliates due to our loss making situation. You are urged to consult your tax adviser regarding the implications of the TCJA on an investment in our common stock.

Our ability to utilize our foreign net operating loss carryforwards may be limited by GILTI taxation introduced through the tax reform.

We have incurred substantial losses during our operating history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. The tax reform legislation introduced section 951A, a new tax on so-called “global intangible low-taxed income,” or GILTI. GILTI applies to income of a controlled foreign corporation (CFC) that is not otherwise subpart F income. Our Austrian subsidiary falls under the category of a CFC and GILTI taxation may therefore apply when use of foreign net operating loss carryforwards reduce our foreign income tax to a low level. Tax benefits from the use of our foreign net operating loss carryforwards could be partially offset by U.S. GILTI taxation, which could have an adverse effect on our future results of operations.

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

We cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the USPTO or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered patentable by courts in the United States or foreign countries. Certain of our issued patents and pending applications are method of use patents, which protect the use of a product for a specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and certain other development activities in the United States is not considered an act of infringement. If and when any of our another product candidates are approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we are aware of certain third-party patents and applications that relate to similar subject matter as our technologies, we do not believe that any patent claims that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable. We may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware which cover materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license, which may not be available on commercially reasonable terms, if at all, or until such patent expires or is determined to be invalid or unenforceable. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Daniel Pinschewer, M.D., Founder and Chief Scientific Officer until March 2020, who serves as our Scientific Advisor to the Chief Executive Officer, provided research services to us pursuant to a consulting agreement and will continue to do so upon execution of a new consultancy agreement. Dr. Pinschewer is also an employee of the University of Basel where he engages in, among other activities, academic research related to arenaviruses and our technology platform. Pursuant to a separate research service agreement with the University of Basel, the university provides us with on-going services with respect to our technologies, and employs the services of Dr. Pinschewer to perform some of these services. As an employee of the University of Basel, Dr. Pinschewer is subject to the university’s rules of conduct, such as confidentiality, academic objectivity and transparency of research with respect to his academic research. As a result of Dr. Pinschewer’s obligations to the University of Basel and his current role as our Scientific Advisor to the Chief Executive Officer, circumstances may arise that could create or appear to create conflicts of interest when, we, the University of Basel or Dr. Pinschewer are faced with decisions that could have different implications for the University of Basel and our company. Additionally, we would not automatically obtain rights to inventions that are developed by Dr. Pinschewer unless the inventions were made in the course of his consulting services to us. Furthermore, other research being conducted by the University of Basel may receive higher priority than research and services related to our technology platform. Any potential disagreement or dispute that may arise with the University of Basel relating to the ownership of Dr. Pinschewer’s inventions, conflicts of interest or otherwise may result in a delay or termination of the research, development or commercialization of our product candidates or may have other negative consequences for our company.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act (SOX Section 404) we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee and other third-party misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), being permitted to present only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, as well as reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering in April 2019, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in New York, New York, pursuant to a lease that expires in February 2024. Our European research and preclinical development operations are located in Vienna, Austria, where we lease and occupy approximately 30,656 square feet of office and laboratory space. Our first facility is leased pursuant to two operating leases, comprised of (i) a lease of unlimited duration for approximately 15,198 square feet of office and laboratory space and (ii) a lease set to expire in September 2028 and with no option to extend for approximately 2,357 square feet of storage space. In 2019, we entered into a lease for a second facility located in Vienna, Austria that is set to expire in February 2029, where we occupy approximately 15,440 square feet of office and laboratory space. In May 2021 we purchased a parcel of land in the north of Vienna and have received building permission to build a GMP manufacturing plant of approximately 48,440 square feet. In December 2018, we entered into a collaboration and manufacturing agreement which included embedded leases of manufacturing facilities which are located in Solna, Sweden, and expire in April 2022. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

PART II—OTHER INFORMATION

Item 3.  Legal Proceedings.

In April 2021, a third party opposed European Patent No. 3218504, or the EP ’504 Patent, which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. While the opposition was filed in the name and on behalf of Dr. Ursula Sprenzel, we believe that the real party in interest has not identified itself. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidates HB-201 and HB-202. We filed our formal response to the opposition with the European Patent Office (EPO) on September 3, 2021. It is expected that the EPO’s opposition division will issue a preliminary opinion in the next three months, and summons the parties to oral proceedings within the next six to nine months.

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

Holders of Our Common Stock

As of March 4, 2022, there were approximately four holders of record of shares of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street” name, and two holders of record of shares of our Class A common stock.

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

We are building a proprietary immuno-oncology pipeline by targeting oncoviral cancer antigens, self-antigens and next-generation antigens. Our oncology portfolio includes three disclosed programs, HB-200, HB-300 and HB-700, which all use our replicating technology. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive (HPV16+) cancers in an ongoing Phase 1/2 clinical trial. HB-300 is in development for the treatment of prostate cancer and expected to move into the clinic after the third quarter 2022 investigational new drug application filing. HB-700 is our newest asset in preclinical development for treatment of KRAS mutated cancers, including, lung, colorectal and pancreatic cancers.

Our HB-200 program is comprised of HB-201 single vector therapy and HB-201/HB-202 two vector therapy. Both therapies are being evaluated in an ongoing HB-200 Phase 1/2 study. In November 2021, we announced interim data on our ongoing Phase 1 portion of the study, showing promising anti-tumor activity against advanced/metastatic HPV16+ cancers and favorable tolerability. Data demonstrated responses and stable disease in head and neck cancer patients who failed prior standard of care therapy. We believe that these early-stage data establish proof of concept for our replicating single-vector immunotherapy in oncology.

In January 2022, we dosed the first patient with a combination of HB-201 and pembrolizumab for the treatment of first line advanced/metastatic HPV16+ HNSCC in the Phase 2 expansion portion of the ongoing Phase 1/2 trial. In September 2021, we entered into a clinical collaboration with Merck & Co., Inc. to evaluate the combination of HB-200 and Merck & Co., Inc’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) in a separate randomized Phase 2 study.

Our non-replicating prophylactic Cytomegalovirus, or CMV, vaccine candidate, HB-101, is a potential first in-class compound in a Phase 2 clinical trial for patients awaiting kidney transplantation. In November 2021, we reported safety, immunogenicity and efficacy data, whereby the three-dose schedule of HB-101 pre-transplantation showed a trend of reducing incidence of CMV viremia and antiviral use. The trial will continue to follow patients currently on-study with final top-line data readout in the first half of 2023. We have decided to pursue HB-101 further only if we are able to partner the program with a collaborator, thereby enabling greater strategic focus on the immuno-oncology programs.

We have funded our operations to date primarily from private placements of our redeemable convertible preferred stock, with aggregate gross proceeds of approximately $142.5 million, grant funding and loans from an Austrian government agency, and $26.2 million in upfront and milestone payments from Gilead in connection with a research collaboration and license agreement. On April 23, 2019, we completed an initial public offering of our common stock (IPO) in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3.9 million shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2021, the principal amount outstanding under loans from government agencies was $6.1 million and we had cash, cash equivalents and restricted cash of $66.9 million. In February 2022 we received a $15.0 million initiation fee in connection with Restated Collaboration Agreement with Gilead. In addition, Gilead purchased unregistered shares of our common stock for $5.0 million. In March 2022, we issued and sold 21,700,000 shares of our common stock at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock at $2,000.00 per share in a follow-on public offering resulting in net proceeds of approximately $70.0 million.

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

All of our product candidates, including our most advanced oncology product candidate, HB-200, will require substantial additional development time and resources before we would be able to apply for and receive regulatory approvals and begin generating revenue from product sales. Before launching our first products, if approved, we plan to establish our own manufacturing facility to reduce or eliminate our reliance on contract manufacturing organizations (CMOs) which will require substantial capital expenditures and cause additional operating expenses. We currently have no marketing and sales organization and have no experience in marketing products; accordingly, we will incur significant expenses to develop a marketing organization and sales force in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. In addition, we expect to continue to incur legal, accounting and other expenses in operating our business, including the costs associated with operating as a public company.

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

We have incurred net losses each year since our inception in 2011, including net losses of $75.7 million for the year ended December 31, 2021 and $44.1 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $222.8 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish a commercial manufacturing facility.

We believe that the net proceeds from our offering in March 2022, the funds received under Restated Collaboration Agreement with Gilead, both described below, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements at least through the next 12 months from the issuance date of the consolidated financial statement. See “—Liquidity and Capital Resources.”

Special Note About Coronavirus (COVID-19)

In March 2020, we announced initial potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the ongoing COVID-19 pandemic, we have experienced, and may further experience, disruptions that have and could further adversely impact our business operations as well as our preclinical studies and clinical trials. Specifically, nearly all of the Phase 2 trial sites we utilize for our HB-101 Phase 2 trial had temporarily suspended enrollment of patients, resumed patient enrollment, but suspended enrollment again during periods of increased confirmed infections in the United States and Europe. As a result, the total number of patients in the trial at the conclusion of enrollment in June 2021 was below the originally planned number of patients.

In addition, certain aspects of our supply chain were temporarily impacted as certain of our third-party suppliers and manufacturers had paused their operations in response to the COVID-19 pandemic or had otherwise encountered delays in providing their services. The uncertainties resulting from the COVID-19 pandemic have led us to temporarily focus on our core program, HB-200, as well as research and development activities under our collaboration with Gilead. Certain earlier stage programs, including HB-300 were temporarily de-prioritized only allocated the resources that could be made available without impacting our core programs. While we have resumed activities for these earlier stage programs in 2021, we continue to evaluate the extent to which potential constraints of our third-party suppliers and manufacturers will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. The ultimate impact of the coronavirus pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

Furthermore, in order to preserve resources and liquidity, all of our officers had waived at least 25% of their cash salaries for the three months ended June 30, 2020, and the vast majority of our employees agreed to a temporary salary reduction of 20% for the three months ended June 30, 2020. We compensated our officers and employees for the forgone cash salaries by issuing restricted stock units in July 2020. Our directors have also accepted to receive equity instead of cash for their accrued board fees. We encourage our staff to work from home where possible, and encourage our Vienna employees to make use of the readily-available PCR testing in order to enhance health and safety, in particular for laboratory work that has to be performed on site. Since October 2021 we have required our employees to be either fully vaccinated, cured from a COVID-19 infection or to have obtained a negative PCR-test to enter our offices.

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

Under the Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement, the Restated Collaboration Agreement, which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Collaboration Agreement, Gilead will retain an exclusive right, the Option, to take back the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $167.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Collaboration Agreement with respect to the HBV program, and if the Option is exercised, the HIV program. Through to December 31, 2021, we have received from Gilead the non-refundable upfront payment of $10.0 million and $12.2 million in milestone payments for the achievement of pre-clinical research milestones. In addition, we have recognized $35.6 million of cost reimbursements for research and development services performed under the Collaboration Agreement. In the first quarter of 2022, we received an additional milestone payment of $4.0 million and the initiation payment of $15.0 million due upon execution of the Restated Collaboration Agreement to fund our future performance of development activities under the Restated Collaboration Agreement.

We determined that our performance obligations under the terms of the Restated Collaboration Agreement included one combined performance obligation for each of the HBV and HIV research programs, comprised of the transfer of intellectual property rights and providing research and development services. Accordingly, we recognize these amounts as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development labor hours for each of the performance obligations.

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. As of December 31, 2021, we had a deferred tax asset of $58.8 million primarily resulting from foreign net operating loss carryforwards of $219.7 million with no expiry date. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of December 31, 2021.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Revenue from collaboration and licensing	$18,448	$19,584
Operating expenses:
Research and development	(82,853)	(54,787)
General and administrative	(17,269)	(18,082)
Total operating expenses	(100,122)	(72,869)
Loss from operations	(81,674)	(53,285)
Other income (expense):
Grant income	9,724	6,517
Interest income	27	400
Interest expense	(898)	(786)
Other income and expenses, net	(2,843)	3,072
Total other income (expense), net	6,010	9,203
Net loss before tax	(75,664)	(44,082)
Income tax expense	(1)	(0)
Net loss	$(75,665)	$(44,082)

Revenue from Collaboration and Licensing

Revenue was $18.4 million for the year ended December 31, 2021, compared to $19.6 million for the year ended December 31, 2020.

The decrease of $1.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to lower revenue from research milestones, and lower recognition of deferred revenue related to upfront and milestone payments, partially offset by higher cost reimbursements received under the Restated Collaboration Agreement with Gilead.

For the year ended December 31, 2021, revenue included $16.3 million from reimbursement of research and development expenses, $0.6 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and $1.5 million from partial recognition of the $4.0 million milestone payment that we received in 2020. In the year ended December 31, 2021 we completed the recognition of the deferred revenue related to the upfront payment of $10.0 million that we received in June 2018.

For the year ended December 31, 2020, revenue included $13.0 million from reimbursement of research and development expenses, $2.0 million from partial recognition of deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 and $2.4 million from partial recognition of the $4.0 million milestone payment that we received in February 2020, as well as $2.2 million of revenue that was recognized upon the achievement of research milestones in June and December 2020.

Research and Development Expenses

For the year ended December 31, 2021, our research and development expenses were $82.9 million, compared to $54.8 million, for the year ended December 31, 2020.

The increase of $28.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to an increase in direct research and development expenses of $21.2 million, and an increase in internal research and development expenses of $6.9 million.

The primary drivers of the increase in direct research and development expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 were an increase in manufacturing and quality control expenses of $9.9 million, an increase in clinical study expenses of $3.2 million, along with an increase in other direct expenses and laboratory expenses of $8.1 million. The increase was mainly due to the progress in the clinical trial of our HB-200 program, particularly, the increased patient recruitment and related clinical trial monitoring and testing activities, as well as manufacturing and quality control work in preparation of a further extension of the trial. Manufacturing and quality control expenses were also driven by the progress towards clinical development in our Gilead partnered programs and other preclinical programs.

The increase in internal research and development expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase in personnel expenses by $4.4 million, and an increase in facility related and other internal research and development expenses by $2.5 million. The increase in personnel-related research and development expenses resulted primarily from our increased research and development headcount and an increase in stock compensation expenses. Other internal research and development costs and facility related costs also increased as a result of our expansion of research and development activities and headcount.

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Year ended December 31,
	2021	2020
Direct research and development expenses by program:
HB-101	$3,583	$6,020
HB-201/202	24,563	11,162
Gilead partnered programs(1)	11,736	9,129
Other and earlier-stage programs	14,905	7,298
Sub-total direct expenses	54,787	33,609
Internal research and development expenses:
Personnel related (including stock-based compensation)	19,251	14,833
Facility related	2,728	2,224
Other internal costs	6,087	4,121
Sub-total internal expenses	28,066	21,178
Total research and development expenses	$82,853	$54,787

(1) Expenses incurred by us in connection with Gilead partnered programs are reimbursed to us by Gilead and accounted for as revenue.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 were $17.3 million, compared to $18.1 million for the year ended December 31, 2020.

The decrease of $0.8 million was primarily due to a decrease in personnel-related expenses of $0.4 million, and a decrease in other general and administrative expenses of $0.6 million, partially offset by an increase in professional and consulting fees of $0.2 million. The decrease in personnel-related expenses resulted from decreased stock compensation expenses, partially offset by a growth in headcount along with increased salaries in our general and administrative functions.

Grant Income

In the year ended December 31, 2021 we recorded grant income of $9.7 million, compared to $6.5 million in the year ended December 31, 2020 from grants, research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $3.2 million was primarily due to higher income from Austrian research and development incentives.

Interest Income and Expense

Interest income was less than $0.1 million for the year ended December 31, 2021, compared to $0.4 million for the year ended December 31, 2020. This decrease of $0.3 million, despite higher cash balances over almost the entire year, was due to the drop in interest rates in the United States and Europe. Interest income represents interest from cash and cash equivalents held in US dollars resulting from the proceeds from the issuance of common and preferred stock as well as payments received under our Collaboration Agreement with Gilead. During the year ended December 31, 2021 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros at our Austrian subsidiary that produced no material interest income due to the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.9 million for the year ended December 31, 2021, compared to $0.8 million for the year ended December 31, 2020. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other expenses were $2.8 million for the year ended December 31, 2021, compared to other income of $3.1 million for the year ended December 31, 2020. The decrease of $5.9 million in the year ended December 31, 2021 resulted primarily from exchange rate differences and foreign currency remeasurements. In addition the prior year effect from the recognition of $0.2 million in support under the Corona Short Term Work Program in Austria contributed to the decrease in other income and expenses in the year ended December 31, 2021.

Discussion of the year ended December 31, 2020 compared with the year ended December 31, 2019 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021.

Liquidity and Capital Resources

Since our inception in 2011, we have funded our operations primarily through private placements of our convertible preferred stock and proceeds from our IPO and follow-on public offering, from grants, research incentives and borrowings under various agreements with public funding agencies, and from an upfront payment, milestone payments and reimbursement of research and development expenses pursuant to the Restated Collaboration Agreement with Gilead.

We have raised gross proceeds of approximately $142.5 million from the issuance of our convertible preferred stock and $26.2 million from non-refundable upfront and milestone payments pursuant to the Restated Collaboration Agreement with Gilead of which we received $4.0 million in January 2022. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2021, the principal amount outstanding under loans from government agencies was $6.1 million and we had cash, cash equivalents and restricted cash of $66.9 million. In February 2022 we received a $15.0 million initiation fee in connection with the amended and restated collaboration agreement with Gilead. In addition, Gilead purchased unregistered shares of our common stock for $5.0 million. In March 2022, we issued and sold 21,700,000 shares of our common stock at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock at $2,000.00 per share in a follow-on public offering resulting in net proceeds of approximately $70.0 million.

We entered into various funding agreements with the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG). The loans by FFG, or the FFG Loans, were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of our assets. The debt obligation is $6.1 million, principal repayments are due as follows: $3.1 million are due in 2022, $1.8 million are due in 2023, and the remaining $1.2 million are due upon final maturity in 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of December 31, 2021, the unamortized debt discount related to FFG Loans was $1.1 million.

We entered into arrangements with contract manufacturing organizations. As of December 31, 2021, we had total non-cancellable obligations under such contracts of $10.5 million.

We do not expect positive cash flows from operations in the foreseeable future, if at all. Historically, we have incurred operating losses as a result of ongoing efforts to develop our arenavirus technology platform and our product candidates, including conducting ongoing research and development, preclinical studies, clinical trials, providing general and administrative support for these operations and developing our intellectual property portfolio. We expect to continue to incur net operating losses for at least the next several years as we progress clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization of our most advanced oncology product candidate HB-200, continue our research and development efforts relating to our other and future product candidates, and invest in our manufacturing capabilities and our own manufacturing facility.

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of December 31, 2021, we had an accumulated deficit of $222.8 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements as well as grant funding. Based on our research and development plans, we expect that our existing cash and cash equivalents, including the funds we received from our offering in March 2022 and the funds received under the amended and restated research collaboration and license Agreement with Gilead, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. These estimates are based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(66,016)	$(39,339)
Net cash used in investing activities	(12,581)	(2,371)
Net cash (used in) provided by financing activities	(235)	73,420
Net increase (decrease) in cash and cash equivalents	(78,832)	31,710

Cash Used in Operating Activities

During the year ended December 31, 2021, cash used in operating activities was $66.0 million, which consisted of a net loss of $75.7 million, adjusted by non-cash charges of $13.6 million and cash used due to changes in our operating assets and liabilities of $3.9 million. The non-cash charges consisted primarily of stock-based compensation of $7.6 million, depreciation and amortization expense of $4.7 million, and other non-cash items of $1.3 million. The change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $7.1 million, an increase in accounts receivable of $1.9 million, a decrease in operating lease liabilities of $1.6 million, a decrease in other non-current liabilities of $0.4 million, and an increase in receivable research incentives of $0.3 million, partially offset by an increase in accrued expenses and other current liabilities of $4.8 million, an increase of deferred revenues of $1.4 million, an increase in accounts payable of $0.9 million, and a decrease in other non-current assets of $0.4 million. Changes in prepaid expenses and other current assets, accounts receivable, accounts payable, and other non-current assets in the year ended December 31, 2021 were generally due to growth in our business, the advancement of our research programs and the timing of invoicing and payments. Changes in operating lease liabilities in the year ended December 31, 2021 were mainly due to regular lease payments.

During the year ended December 31, 2020, cash used in operating activities was $39.3 million, which consisted of a net loss of $44.1 million, adjusted by non-cash charges of $12.9 million and changes in our operating assets and liabilities of $8.1 million. The non-cash charges consisted of stock-based compensation of $8.7 million, depreciation and amortization expense of $4.1 million, and other non-cash items of $0.1 million. The change in our operating assets and liabilities was primarily due to an increase in receivable research incentives of $5.8 million, an increase in accounts receivable of $3.6 million, an increase in prepaid expenses and other current assets of $2.3 million, a decrease in operating lease liabilities of $1.8 million, an increase in other non-current assets of $1.1 million, a decrease of accrued expenses and other current liabilities of $0.2 million and a decrease in other non-current liabilities of $0.1 million, partially offset by an increase in accounts payable of $6.3 million and an increase of deferred revenues of $0.5 million. Changes in prepaid expenses and other current assets, accounts payable, accounts receivables and other non-current assets in the year ended December 31, 2020 were generally due to growth in our business, the advancement of our research programs and the timing of invoicing and payments. Changes in operating lease liabilities in the year ended December 31, 2020 were mainly due to regular lease payments.

Cash Used in Investing Activities

During the years ended December 31, 2021 and 2020, cash used in investing activities was $12.6 million and $2.4 million, respectively. The increase of $10.2 million compared to the year ended December 31, 2020 resulted from the acquisition of land and capital expenditures in connection with our own GMP manufacturing facility project and was partially offset by lower expenditures for laboratory and office space extension and purchase of equipment. Cash used in investing activities in the year ended December 31, 2020 resulted from capital expenditures in connection with leasehold improvements to expand our laboratory space and for purchase of property and equipment.

Cash (Used in) Provided by Financing Activities

During the year ended December 31, 2021, cash used in financing activities was $0.2 million and consisted primarily of payments related to finance leases, partially offset by proceeds from the exercise of stock options.

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

In the year ended December 31, 2021, we recorded $1.3 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2021, $0.3 million payable from sublicensing fees were included in accrued expenses and other current liabilities. In the year ended December 31, 2020, we recorded $1.2 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2020, $0.1 million payable from sublicensing fees were included in accounts payable.

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

Recognition of revenue from contracts with customers

We have entered into the Restated Collaboration Agreement with Gilead for the development and commercialization of certain of its product candidates. Our performance obligations under the terms of this agreement include one combined performance obligation for each research program comprised of the transfer of intellectual property rights (licenses) and providing research and development services. Payments by Gilead to us under this agreement included a non-refundable up-front payment, payments for research and development activities, and may include payments based upon the achievement of defined pre-clinical development and commercial milestones and royalties on product sales if certain future conditions are met.

We evaluate our collaboration and licensing arrangements pursuant to Accounting Standards Codification 606, or ASC 606. To determine the recognition of revenue from arrangements that fall within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation. We present revenues from collaboration and licensing arrangements separately from other sources of revenue.

Amounts received by us as non-refundable upfront payment under the Restated Collaboration Agreement prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. Such amounts are recognized as revenue over the performance period of the respective services on a percent of completion basis for each of the obligations. Reimbursement of costs for or services under the Restated Collaboration Agreement are presented as revenue and not deducted from expenses. Amounts of consideration allocated to the performance of research or manufacturing services are recognized over the period in which services are performed. Contingent milestone payments related to specified preclinical and clinical development milestones are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606. The Restated Collaboration Agreement also includes certain sales-based milestone and royalty payments upon successful commercialization of a licensed product which we anticipate recognizing if and when sales from a licensed product are generated.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of December 31, 2021 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $66.9 million as of December 31, 2021, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, our management assessed the effectiveness of our internal control over financial report as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 14.  Principal Accountant’s Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

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

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 23, 2019 (File No. 001-38869) and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

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

10.15#*	Employment Agreement between Klaus Orlinger and the Registrant, dated January 1, 2022

10.16

Lease by and between the Registrant and Marxbox Bauprojekt GmbH & Co OG, dated February 3, 2012, as supplemented by the Lease Agreement, dated April 2, 2014 (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.17

Lease by and between the Registrant and Wüstenrot Marxbox GmbH & Co KG, dated May 15, 2018 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.18†

Amended and Restated Collaboration and License Agreement, by and between Hookipa Biotech GmbH and Gilead Sciences, Inc., dated as of February 15, 2022 (filed as Exhibit 10.1. to the Company’s Current Report on Form 8-K/A filed on March 1, 2022 (File No. 001-38869) and incorporated herein by reference)

10.19†

Patent License Agreement, by and between Hookipa Biotech GmbH and the University of Zurich, dated as of October 6, 2011 (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.20†

Patent License Agreement, by and between Hookipa Biotech AG and the University of Basel, dated as of January 16, 2017 (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.21†

Patent License Agreement, by and between Hookipa Biotech AG and the University of Geneva, dated as of February 8, 2017 (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.22†

The National Institutes of Health Biological Materials License Agreement, by and between the National Institutes of Health within the Department of Health and Human Services through the Office of Technology Transfer and Hookipa Biotech AG, dated as of September 25, 2013, as amended by the First Amendment, dated April 12, 2017, and the Second Amendment, dated July 11, 2018 (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.23

Funding Contract, by and between Hookipa Biotech AG and The Austrian Research Promotion Agency, dated August 8, 2012, as extended by the Funding Contract, dated December 17, 2013, and the Funding Contract, dated May 22, 2015 (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.24*

Funding Contract, by and between Hookipa Biotech AG and The Austrian Research Promotion Agency, dated December 16, 2014, as extended by the Funding Contract, dated October 4, 2016, the Funding Contract, dated February 27, 2018, and the Funded Contract dated October 25, 2019 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 18, 2021 (File No. 001- 38869) and incorporated herein by reference

10.25

Lease by and between the Registrant and Wüstenrot Marxbox GmbH & Co. KG, dated February 26, 2019 (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.26

Stock Purchase Agreement, by and between the Registrant and Gilead Sciences, Inc., dated as of February 15, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022 (File No. 001-38869) and incorporated herein by reference)

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

HOOKIPA Pharma Inc.

Date: March 24, 2022	By:	/s/ Joern Aldag
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

Signature	Title(s)	Date

/s/ Joern Aldag	Chief Executive Officer and Director	March 24, 2022
Joern Aldag	(Principal Executive Officer)

/s/ Reinhard Kandera	Chief Financial Officer and Director	March 24, 2022
Reinhard Kandera	(Principal Financial and Accounting Officer)

/s/ Jan van de Winkel
Jan van de Winkel, Ph.D.	Chairman of the Board	March 24, 2022

/s/ Michael A. Kelly
Michael A. Kelly	Director	March 24, 2022

/s/ David Kaufman
David Kaufman	Director	March 24, 2022

/s/ Christoph Lengauer
Christoph Lengauer, Ph.D.	Director	March 24, 2022

/s/ Julie O’Neill
Julie O’Neill	Director	March 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of HOOKIPA Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HOOKIPA Pharma Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

March 24, 2022

PwC Wirtschaftsprüfung GmbH

/s/ Stefano Mulas

German Certified Public Accountant

We have served as the Company's, or its predecessors, auditor since 2012, which includes periods before the Company became subject to SEC reporting requirements.

PART I—FINANCIAL INFORMATION

HOOKIPA PHARMA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$65,921	$142,743
Restricted cash	566	—
Accounts receivable	6,895	5,542
Receivable research incentives	14,271	15,115
Prepaid expenses and other current assets	14,482	8,104
Total current assets	102,135	171,504
Non-current assets:
Restricted cash	425	434
Property, plant and equipment, net	16,352	6,219
Operating lease right of use assets	5,673	6,452
Finance lease right of use assets	90	1,298
Other non-current assets	1,370	1,910
Total non-current assets	23,910	16,313

Total assets	$126,045	$187,817

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,762	$8,009
Deferred revenues	5,538	3,750
Operating lease liabilities, current	1,682	1,998
Accrued expenses and other current liabilities	8,880	7,386
Loans payable, current	2,792	—
Total current liabilities	27,654	21,143
Non-current liabilities
Loans payable, non-current	2,219	4,537
Operating lease liabilities, non-current	3,911	3,819
Deferred revenues, non-current	21	784
Other non-current liabilities	2,648	1,411
Total non-current liabilities	8,799	10,551
Total liabilities	36,453	31,694

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; Series A convertible preferred stock, 2,978 shares designated, 1,697 shares and 2,978 shares outstanding at December 31, 2021 and December 31, 2020, respectively	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 27,383,483 shares and 25,948,712 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3	3
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at December 31, 2021 and December 31, 2020; 3,819,732 shares issued and outstanding at December 31, 2021 and December 31, 2020	0	0
Additional paid-in capital	317,135	309,288
Accumulated other comprehensive loss	(4,780)	(6,067)
Accumulated deficit	(222,766)	(147,101)
Total stockholders’ equity	89,592	156,123

Total liabilities and stockholders’ equity	$126,045	$187,817

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenue from collaboration and licensing	$18,448	$19,584	$11,942
Operating expenses:
Research and development	(82,853)	(54,787)	(46,312)
General and administrative	(17,269)	(18,082)	(16,715)
Total operating expenses	(100,122)	(72,869)	(63,027)
Loss from operations	(81,674)	(53,285)	(51,085)
Other income (expense):
Grant income	$9,724	$6,517	$6,737
Interest income	27	400	1,587
Interest expense	(898)	(786)	(877)
Other income and (expenses), net	(2,843)	3,072	601

Total other income, net	6,010	9,203	8,048

Net loss before tax	(75,664)	(44,082)	(43,037)

Income tax expense	(1)	(0)	(0)

Net loss	(75,665)	(44,082)	(43,037)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	1,287	(1,414)	(933)
Comprehensive loss	$(74,378)	$(45,496)	$(43,970)

Net loss per share — basic and diluted	$(2.30)	$(1.69)	$(2.41)

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

										Accumulated
	Redeemable Convertible		Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2019	1,323,506	104,774	—	—	1,006,595	0	—	—	3,327	(3,720)	(59,982)	(60,375)
Issuance of Series D preferred stock, net of issuance costs of $158	257,000	37,274	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering at $14.00 per share for cash, net of issuance costs of $9,386	—	—	—	—	6,000,000	1	—	—	74,614	—	—	74,615
Conversion of Series A, B, C and D preferred stock into common stock upon initial public offering	(1,580,506)	(142,048)	—	—	14,582,161	2	3,819,732	0	142,046	—	—	142,048
Issuance of common stock upon exercise of stock options	—	—	—	—	157,636	0	—	—	16	—	—	16
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(933)	—	(933)
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,565	—	—	5,565
Net loss	—	—	—	—	—	—	—	—	—	—	(43,037)	(43,037)
Balances as of December 31, 2019	—	$—	—	$—	21,746,392	$3	3,819,732	$0	$225,568	$(4,653)	$(103,019)	$117,899
Issuance of Series A convertible preferred stock upon public offering at $11,750 per share for cash, net of issuance costs of $2,565	—	—	2,978	0	—	—	—	—	32,426	—	—	32,426
Issuance of common stock upon public offering at $11.75 per share for cash, net of issuance costs of $3,368	—	—	—	—	3,910,000	0	—	—	42,574	—	—	42,574
Issuance of common stock upon exercise of stock options	—	—	—	—	255,011	0	—	—	63	—	—	63
Vesting of restricted stock	—	—	—	—	1,060	0	—	—	(0)	—	—	—
Vesting of equity grants	—	—	—	—	36,249	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(1,414)	—	(1,414)
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,657	—	—	8,657
Net loss	—	—	—	—	—	—	—	—	—	—	(44,082)	(44,082)
Balances as of December 31, 2020	—	$—	2,978	$0	25,948,712	$3	3,819,732	$0	$309,288	$(6,067)	$(147,101)	$156,123
Conversion of Series A convertible preferred stock to common stock	—	—	(1,281)	(0)	1,281,000	0	—	—	(0)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	110,071	0	—	—	203	—	—	203
Vesting of restricted stock	—	—	—	—	43,700	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	1,287	—	1,287
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,644	—	—	7,644
Net loss	—	—	—	—	—	—	—	—	—	—	(75,665)	(75,665)
Balances as of December 31, 2021	—	$—	1,697	$0	27,383,483	$3	3,819,732	$0	$317,135	$(4,780)	$(222,766)	$89,592

The accompanying notes are an integral part of these consolidated financial statements

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(75,665)	$(44,082)	$(43,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,644	8,657	5,565
Depreciation and amortization expense	4,640	4,150	3,067
Other non-cash items	1,226	53	52
Changes in operating assets and liabilities:
Accounts receivable	(1,943)	(3,576)	(3,619)
Receivable research incentives	(295)	(5,825)	(5,892)
Prepaid expenses and other current assets	(7,091)	(2,286)	(113)
Other non-current assets	416	(1,080)	869
Accounts payable	858	6,298	4,203
Deferred revenues	1,422	511	(4,442)
Operating lease liabilities	(1,588)	(1,833)	(2,396)
Accrued expenses and other liabilities	4,776	(184)	5,142
Other non-current liabilities	(416)	(142)	(1,130)
Net cash used in operating activities	(66,016)	(39,339)	(41,731)

Investing activities:
Purchases of property and equipment	(12,581)	(2,371)	(1,999)

Net cash used in investing activities	(12,581)	(2,371)	(1,999)

Financing activities:
Payments related to finance leases	(438)	(108)	(1,437)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	37,274
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	32,426	—
Proceeds from issuance of common stock, net of issuance costs	203	42,637	74,756
Payments for deferred offering costs	—	(224)	—
Repayments of borrowings	—	(1,311)	(842)

Net cash (used in) provided by financing activities	(235)	73,420	109,751

Net (decrease) increase in cash, cash equivalents and restricted cash	(78,832)	31,710	66,021

Cash, cash equivalents and restricted cash at beginning of period	143,177	113,575	48,580
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,567	(2,108)	(1,026)
Cash, cash equivalents and restricted cash at end of period	$66,912	$143,177	$113,575

Supplemental disclosure of cash flow information:
Cash paid for interest	$(48)	$(97)	$(64)
Cash paid for income taxes	$(1)	$(0)	$—

Supplemental disclosure of non-cash financing activities:
Conversion of redeemable preferred shares upon the IPO	$—	$—	$142,048
Property and equipment additions in accounts payable and accrued expenses	$(742)	$16	$(10)
Lease assets obtained in exchange for new operating lease liabilities	$2,727	$12	$—
Lease assets derecognized upon lease cancellation	$1,061	$30	$182

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

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through December 31, 2021, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $75.7 million, $44.1 million and $43.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had an accumulated deficit of $222.8 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 24, 2022, the filing date of this Annual Report on Form 10-K, the Company expects that its cash and cash equivalents, together with the net proceeds from the offering in March 2022, and the funds received under the Restated Collaboration Agreement with Gilead, both described below, would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the consolidated financial statements.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue and income, the accrual of research and development expenses and general and administrative expenses, the present value of lease right of use assets and corresponding liabilities, the valuation of stock-based awards and the valuation of current and non-current loans payable. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The Company believes the extent of the COVID-19 pandemic’s impact on the Company’s business, results of operations and financial condition has been and will continue to be driven by many factors, most of which are beyond the Company’s control and ability to forecast. Because of these uncertainties, the Company cannot estimate how long or to what extent the pandemic will impact its operations. The Company’s accounting estimates and assumptions may change over time in response to COVID-19 and the change could be material in future periods. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the years ended December 31, 2021 and December 31, 2020 the net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with investment grade U.S. financial institutions and have been partially invested in a money market fund. The money market fund, held in U.S. dollars, is primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of December 31, 2021 and December 31, 2020, respectively, Gilead accounted for the majority of the accounts receivable balance. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019 Gilead accounted for the majority of the Company’s revenues. No other customers accounted for more than 10.0% of accounts receivable or net sales. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2021 and December 31, 2020 cash equivalents consisted of money market funds.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated useful life
Leasehold improvements	shorter of useful life or term of lease
Laboratory equipment	2 - 10 years
Furniture and fixtures	2 - 10 years
Computer equipment and software	2 - 4 years

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

Leases

The Company adopted the new leasing standards as of January 1, 2019. For leases with an initial term of 12 months or less, the Company does not recognize a right of use asset or lease liability. These short-term leases are expensed on a straight-line basis over the lease term.

The determination whether an arrangement qualifies as a lease is made at contract inception. A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases and are included in right of use (“ROU”) assets and lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company uses the implicit rate when readily determinable and uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determined using a secured borrowing rate for the same currency and term as the associated lease. The lease payments used to determine ROU assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized as ROU asset on the consolidated balance sheet. In addition, certain of the Company’s arrangements contain lease and non-lease components. The Company generally separates lease payments from non-lease payments. Operating leases are reflected in operating lease assets, in current operating lease liabilities and non-current operating lease liabilities in the consolidated balance sheets. Finance leases are reflected in finance lease assets, in accrued expenses and other current liabilities and in other non-current operating lease liabilities in the consolidated balance sheets. The ROU asset is tested for impairment in accordance with Accounting Standards Codification (“ASC”) 360.

Capitalized Software Development Cost

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as software business applications used in the normal course of business, are capitalized in accordance with ASC 350. These costs are recognized on a straight-line basis in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement, over the term of the arrangement, plus reasonably certain renewals. Amortization expense of less than $0.1 million associated with the Company's cloud computing arrangements has been recognized during the fiscal year ended December 31, 2021. No amortization expense associated with the Company's cloud computing arrangements has been recognized during the fiscal year ended December 31, 2020 (see Note 5). The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021, 2020 and 2019.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue recognition from contracts with customers

The Company entered into a collaboration and license agreement (the “Gilead Agreement”) with Gilead whereby the parties agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of the hepatitis B virus (“HBV”) and the human immunodeficiency virus (“HIV”). The Company’s performance obligations under the terms of this agreement include one combined performance obligation for each research program (HBV and HIV) comprised of the transfer of intellectual property rights (licenses) and providing research and development services. The licenses do not represent distinct performance obligations, because they cannot be used without the research and development services. Payments to the Company under this agreement include a non-refundable up-front payment, payments for research and development activities, payments based upon the achievement of defined milestones, and if certain future conditions are met, payments for manufacturing services, commercial milestones and royalties on product sales.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Comprehensive loss

Comprehensive loss includes net loss and foreign currency translation adjustments. For the year ended December 31, 2021, comprehensive loss included $1.3 million of foreign currency translation gain adjustments. For the years ended December 31, 2020 and 2019, comprehensive loss included $1.4 million and $0.9 million of foreign currency translation loss adjustments, respectively.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019.

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they have received government assistance and when they use a grant or contribution accounting model by analogy to other accounting guidance (e.g., a grant model under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, or ASC 958-605, Not-For-Profit Entities — Revenue Recognition). Topic 832 requires the annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy of information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, significant terms and conditions of the transactions, including commitments and contingencies. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021. Entities may apply the ASU’s provisions either prospectively to all transactions within the scope of ASC 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or retrospectively. Early adoption is permitted. The Company analyzed ASU 2021-10 and does not believe the guidance will have a material impact on its consolidated financial statements since the Company has already provided disclosures regarding Government Assistance on its consolidated financial statements.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU provides guidance that simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The new guidance reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments intended to improve the information provided to users. The guidance also amended the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Finally, the standard changed the way certain convertible instruments are treated when calculating earnings per share. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

3. Collaboration and Licensing Agreements

Gilead Collaboration and License Agreement

In June 2018, the Company entered into the Gilead Agreement whereby the Company and Gilead agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of HBV and HIV. In February 2022, the Company signed an Amended and Restated Collaboration Agreement, which altered key aspects of the collaboration pertaining to the HIV therapeutic (see Note 17).

Under the Gilead Agreement, the Company granted Gilead an exclusive, royalty-bearing license to the Company’s technology platforms. Upon entering into the agreement, the Company received a non-refundable $10.0 million upfront payment from Gilead. Gilead is also obligated to make additional payments to the Company upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to over $300 million. The commercial milestones amount to a total of $115 million. Additionally, Gilead is obligated to pay royalties on net sales for each program. Payments from Gilead generally have a 60 days payment term.

The $10.0 million upfront payment and $8.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of December 31, 2021, $4.3 million of upfront and milestone payments were included as a liability in deferred revenues, current. As of December 31, 2020, $2.5 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current.

As of December 31, 2021, $1.2 million of cost reimbursements for research and development services were included as a liability in deferred revenues. As of December 31, 2020, $2.0 million of cost reimbursements for research and development services were included as a liability in deferred revenues. Reimbursements for external costs are recognized as revenues in the period in which the services are provided and external costs are recognized.

In the year ended December 31, 2021, the Company recognized $0.6 million of the upfront payment received in 2018 and $1.5 million of a $4.0 million milestone payment received in 2020. Furthermore, the Company recognized $16.3 million revenue from cost reimbursements for research and development services, of which $2.2 million were initially recorded as deferred revenue in the consolidated balance sheet. No revenue has yet been recognized for another $4.0 million milestone payment that was recorded as deferred revenue in December 2021. For the year ended December 31, 2020, revenue from reimbursement of research and development expenses was $13.0 million, of which $1.1 million were initially recorded as deferred revenue in the consolidated balance sheet. Furthermore, the Company recognized $2.0 million of the upfront payment of $10.0 million received in 2018 and $2.4 million of the $4.0 million milestone payment received in 2020 as revenue. In addition, the Company fully recognized revenue for $2.2 million milestone payments for milestones achieved in the year ended December 31, 2020. For the year ended December 31, 2019, revenue from reimbursement of research and development expenses was $4.3 million, and revenue

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

from partial recognition of the upfront payment of $10.0 million received in 2018 was $4.4 million. Additionally, the Company recognized $3.2 million in milestone payments for milestones achieved in the year ended December 31, 2019.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of December 31, 2021 and December 31, 2020, the contract asset and the liability relating to the sublicense payment was $0.3 million and $0.1 million, respectively.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,403	$—	$—	$35,403
Total	$35,403	$—	$—	$35,403

	Fair Value Measurement at December 31, 2020 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,397	$—	$—	$35,397
Total	$35,397	$—	$—	$35,397

During the year ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020

Land	$2,072	$—
Leasehold improvements	3,348	3,322
Construction in progress	7,746	28
Laboratory equipment	7,025	5,982
Furniture and fixtures	651	430
Computer equipment and software	1,876	1,554
Property and equipment, gross	22,718	11,316
Less: Accumulated depreciation	(6,366)	(5,097)
Property and equipment, net	$16,352	$6,219

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $2.1 million, $1.7 million and $1.1 million, respectively. Construction-in-progress as of December 31, 2021 related to investments in connection with the Company’s GMP manufacturing facility project. Construction-in-progress as of December 31, 2020 related to implementation costs for a cloud computing arrangement which is a service contract.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Receivable research incentive

The Company participates in a research incentive program provided by the Austrian government under which it is entitled to reimbursement of a percentage of qualifying research and development expenses and capital expenditures incurred in Austria. Submissions for reimbursement under the program are submitted annually. Incentive amounts are generally paid out during the calendar year that follows the year of the expenses but remain subject to subsequent examinations by the responsible authority. Reimbursements received in excess of the recognized receivable research incentive for a certain period are recorded within other long term liabilities for potential repayment until such time that an audit has taken place, upon expiration of the potential reclaim period, or when it is no longer probable that a reclaim will happen. The years 2018 to present remain open to examination by the authorities.

As of December 31, 2021, the Company recognized receivables of $14.3 million from the research incentive program, which are reported in research incentive receivables in the Company’s consolidated balance sheet. As of December 31, 2020, the receivables from the research incentive program were $15.1 million.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded $8.9 million, $5.8 million and $5.9 million, respectively, of income related to the incentive program within the Company’s consolidated statements of operations as part of the grant income.

7. Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms ranging from less than 1 year to 4 years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use assets and lease liabilities. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the consolidated balance sheet as of December 31, 2021.

Certain of the Company’s leases qualify as operating leases, and certain of its leases qualify as finance leases. The following table summarizes the presentation in the consolidated balance sheets (in thousands):

		December 31,	December 31,
	Balance sheet location	2021	2020
Assets
Operating lease assets, net	Operating lease right of use assets	$5,673	$6,452
Finance lease assets, net	Finance lease right of use assets	90	1,298
Total lease assets		5,763	7,750
Liabilities
Current operating lease liability	Operating lease liabilities, current	1,682	1,998
Current finance lease liability	Accrued expenses and other current liabilities	21	155
Total current lease liabilities		1,703	2,153
Non-current operating lease liability	Operating lease liabilities, non-current	3,911	3,819
Non-current finance lease liability	Other non-current liabilities	—	258
Total non-current lease liabilities		3,911	4,077
Total lease liabilities		$5,614	$6,230

In the years ended December 31, 2021 and 2020 the Company terminated leases of parking spaces and derecognized the relating right of use asset and the lease liability which were insignificant.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

		Year ended	Year ended
	Income statement location	December 31, 2021	December 31, 2020
Operating lease expenses	Research and development expenses	$1,910	$1,654
	General and administrative expenses	203	376
Finance lease amortization expenses	Research and development expenses	425	395
	General and administrative expenses	7	21
Interest on finance lease liabilities	Interest expenses	5	8
Sublease income	Other income (expense)	(40)	(155)
Net lease expense		$2,510	$2,299

The minimum lease payments for the next five years and thereafter are expected to be as follows (in thousands):

	December 31, 2021
	Operating lease	Finance lease	Total
2022	1,585	21	1,606
2023	1,547	—	1,547
2024	1,340	—	1,340
2025	1,242	—	1,242
2026	—	—	—
Thereafter	—	—	—
Total lease payments	5,714	21	5,735
Less: interest	121	0	121
Present value of lease liabilities	$5,593	$21	$5,614

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	December 31,	December 31,
	2021	2020
Weighted average remaining lease term in years	3.7	3.1
Weighted average discount rate (1)	1.3%	2.3%

(1) The majority of the contracts are denominated in euros. The discount rate was determined on a currency-equivalent basis.

The weighted average remaining lease term and weighted average discount rate of finance leases are as follows:

	December 31,	December 31,
	2021	2020
Weighted average remaining lease term in years	0.2	3.0
Weighted average discount rate (1)	0.4%	1.7%

(1) The contracts are denominated in euros. The discount rate was determined on a currency-equivalent basis.

In December 2021 the Company extended the lease term of existing operating leases for the office and laboratory space in Vienna, Austria. The respective lease liabilities were remeasured and the amounts resulting from the remeasurement of the lease liability were recognized as an adjustment to the corresponding right of use asset. Also in December 2021, the Company reduced the lease term for existing operating and finance leases related to an agreement

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with a contract manufacturing organization for the production of clinical trial material and accounted for the proportionate decrease in the lease liability and the right of use asset with the difference recognized as a loss of $1.0 million on lease modification in operating research and development expenses on the income statement.

Until March 2021, the Company subleased certain of its leased real estate that it did not utilize to a third party. The sublease was qualified as an operating lease. The Company recognized sublease income in its consolidated statements of operations and comprehensive loss. The sublease had no influence on the Company’s accounting for the head lease.

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Salaries and bonuses	4,754	4,381
Social security contributions	250	211
Unearned grant income (current)	693	878
Sublicense fees	304	—
Accrued external research and development expenses	2,165	895
Accrued external general and administration expenses	629	634
Accrued for property and equipment acquisitions	7	—
Finance lease liabilities	21	155
Other accruals and liabilities	57	232
	$8,880	$7,386

9. Loans payable

As of December 31, 2021 and December 31, 2020, loans payable consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Loans from FFG	$6,074	$6,564
Unamortized debt discount	(1,063)	(2,027)
Total Loans payable, net	$5,011	$4,537

In connection with the funding agreements with the Austrian Research Promotion Agency, (Österreichische Forschungsförderungsgesellschaft, or “FFG”), the Company has received various loans (“FFG Loans”). The FFG Loans were made on a project-by-project basis. Amounts due under the FFG Loans bear interest at a rate of 0.75% per annum and mature at various dates between June 2022 and March 2024. Interest on amounts due under the loans is payable semi-annually in arrears, with all principal and remaining accrued interest due upon maturity.

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

The Company recognized grant income of $0.8 million, $0.7 million and $0.8 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to the recognition of the unearned income recorded for the

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

imputed benefit of FFG Loans at below-market interest rates. Unearned income (current) related to the imputed benefit of FFG Loans at below-market interest rates was $0.7 million and $0.9 million as of December 31, 2021 and 2020, respectively, and unearned income (non-current) presented under loans payable non-current related to such benefit was $0.4 million and $1.1 million as of December 31, 2021 and 2020, respectively.

In addition, the Company has recorded a discount to the carrying value of each FFG Loan for the portion of the loan proceeds allocated to grant funding, which is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2021 and 2020, the unamortized debt discount related to FFG Loans was $1.1 million and $2.0 million, respectively.

The Company recognized interest expense of $0.9 million, $0.8 million and $0.9 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to the FFG Loans, which included interest expense related to the amortization of debt discount of $0.8 million, $0.7 million and $0.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. No principal payment and a principal payment of $1.3 million was made in the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Payments Due by Calendar Year	Amount
2022	3,054
2023	1,821
2024	1,199
2025	—
2026	—
Thereafter	—
Total	$6,074

10. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of December 31, 2021, the Company was authorized to issue 100,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock. As of December 31, 2021, the Company had 27,383,483 shares of common stock, 3,819,732 shares of Class A common stock and 1,697 shares of preferred stock outstanding and issued.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

There were 1,697 and 2,978 shares of Series A convertible preferred stock outstanding as of December 31, 2021 and December 31, 2020, respectively. In October 2021 and December 2021 certain of the Company’s stockholders elected to convert an aggregate of 1,281 shares (55 and 1,226 shares, respectively) of Series A convertible preferred stock owned by such holders into an aggregate of 1,281,000 shares of the Company’s common stock.

11. Stock-based compensation

2018 Stock Option and Grant Plan

In connection with a transaction between entities under common control by which the Company became the reporting entity in June 2018, the Board of Directors approved the 2018 Stock Option and Grant Plan, by which options granted by the previous reporting entity under the 2016 Stock Option Plan and outstanding at the time of the effectiveness of the transaction were replaced at similar commercial terms. In the accompanying consolidated financial statements and notes, options issued under previous stock option plans and respective compensation expenses are

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

retrospectively presented as if such options had been issued and outstanding under the 2018 Stock Option and Grant Plan.

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

Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of December 31, 2021, 968,504 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

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

Stock option valuation

The Company estimates the option’s fair value on the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to expected term, volatility, the risk-free interest rate, the dividend and employee exercise behavior. Forfeitures are accounted for when they occur. Expected volatilities utilized in the Black-Scholes model are based on historical volatilities of a group of comparable companies. The group of representative companies have characteristics similar to the Company, including the stage of product development and focus on the life science industry. Management believes that this represents the most accurate basis for estimating expected future volatilities under the current conditions. The risk-free interest rate is derived from the yields for U.S. Treasuries with a remaining term approximating the expected life of the options. The expected term represents the period of time that the options granted are expected to be outstanding.

The following table summarizes, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year ended
	Year ended December 31,
	2021	2020	2019

Risk-free interest rate	1.07%	0.44%	2.21%
Expected term (in years)	6.1	6.1	6.1
Expected volatility	85.5%	80.2%	74.2%
Expected dividends	—%	—%	—%

For the 2019, 2020 and 2021 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2021 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2020	3,555,945	$8.45	7.9	$12,839
Granted	990,548	11.46
Exercised	(125,020)	1.93
Forfeited	(190,295)	11.50
Outstanding as of December 31, 2021	4,231,178	$9.21	7.5	$1,640

Options exercisable as of December 31, 2021	2,224,349	$7.62	6.6	$1,624
Options unvested as of December 31, 2021	2,006,829	$10.96	8.5	$16

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of December 31, 2021, December 31, 2020 and December 31, 2019, was $2.33, $11.09 and $12.23, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $1.0 million, $2.9 million and $1.4 million, respectively.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $11.46, $8.95 and $7.92, respectively.

The total fair value of stock options vested during the years ended December 31, 2021 and 2020 was $6.0 million and $5.6 million, respectively.

Cash received from stock option exercise under share-based payment arrangements for the years ended December 31, 2021, 2020 and 2019 was $203 thousand, $63 thousand and $16 thousand, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units

In the year ended December 31, 2020, the Company granted restricted stock units with time-based vesting conditions to officers, employees and a consultant to compensate them for a temporary salary or fee reduction in response to the coronavirus pandemic. The restricted stock units are subject to time-based vesting conditions and generally vested in four equal installments between March 2021 and November 2021. The Company measures the fair value of restricted stock units on the date of grant using the grant date market price of the underlying shares. Expenses are recorded using the graded-vesting method. The table below summarizes the Company’s restricted stock unit activity since December 31, 2020:

Weighted
Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of December 31, 2020	43,700	$11.87
Granted	—	—
Vested	(43,700)	11.87
Forfeited	—	—
Outstanding as of December 31, 2021	—	$—

The total fair value of restricted stock vested during the year ended December 31, 2021 was $0.5 million. The total fair value of restricted stock vested during the year ended December 31, 2020 was insignificant. The Company had no restricted stock outstanding in the year ended 2019.

Common Stock Awards

In the year ended December 31, 2020, the Company issued 36,249 unrestricted shares of common stock to the non-executive members of its Board of Directors. The Company’s directors received equity instead of cash as their 2020 board remuneration as part of the Company’s response to the coronavirus pandemic. The total fair value of common stock awards issued during the year ended December 31, 2020 was $0.3 million. The grant date fair value per share of common stock was $9.56 and was measured at the closing price of the common stock on the date of grant. Expenses were recorded immediately and are included in stock based compensation in the year ended December 31, 2020.

In the years ended 2021 and 2019, the Company has not issued common stock awards.

Stock-based compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Research and development expenses	$3,200	$3,084	$1,981
General and administrative expenses	4,444	5,573	3,584
	$7,644	$8,657	$5,565

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2021 total unrecognized compensation cost related to the unvested stock-based awards was $5.7 million, which is expected to be recognized over a weighted average period of 1.6 years.

12. Income taxes

During the years ended December 31, 2021, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred in each year, due to its uncertainty of realizing a benefit from those items. The Company's losses before income taxes were generated in the United States and Austria.

For financial reporting purposes, losses before income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
United States	$(11,403)	$(11,603)	$(7,886)
Foreign (Austria)	(64,261)	(32,479)	(35,151)
Net loss before tax	$(75,664)	$(44,082)	$(43,037)

The Company's worldwide effective tax rate for the years ended December 31, 2021, 2020 and 2019 was 0.0%, 0.0% and 0.0%, respectively. The tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, which is expected to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019 and the effective tax rate:

	Year ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	—	—	—
Foreign tax rate differential(1)	(4.0)	(4.0)	(4.0)
Not taxable government grants(2)	(3.8)	(4.7)	(5.4)
Stock-based compensation(3)	(1.5)	(1.0)	(0.3)
Other	0.1	0.5	(0.3)
Change in deferred tax asset valuation allowance(4)	30.2	30.2	31.0
Effective income tax rate	—%	—%	—%

(1) The 4% increase for the years ended December 31, 2021, 2020 and 2019, respectively, resulted from tax rate differences between U.S. and non-U.S. jurisdictions. Net loss before tax was principally generated in Austria, where the statutory tax rate is 25%.

(2) For the years ended December 31, 2021, 2020 and 2019, 3.8%, 4.7% and 5.4% increase, respectively, resulted from non-taxable research subsidies received from Austrian government agencies.

(3) For the years ended December 31, 2021, 2020 and 2019, 1.5%, 1.0% and 0.3% increase, respectively, resulted from non-taxable Stock-based compensation expense.

(4) For the years ended December 31, 2021, 2020 and 2019, 30.2% reduction, 30.2% reduction and 31.0% reduction, respectively, resulted from changes in valuation allowance on deferred tax assets. Deferred tax assets will only be recovered when the generation of future taxable income is more likely than not. Due to the nature of the Company's research activities and the inherent uncertainties the deferred tax assets have been fully impaired.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of the net deferred tax assets or liabilities as of the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$55,752	$43,563
Credit carryforwards	64	64
Accrued expenses and other	357	(36)
Stock-based compensation	1,209	2,725
Operating lease liabilities	1,378	1,513
Finance lease liabilities	5	103
Total deferred tax assets	58,765	47,932
Valuation allowance	(53,728)	(46,064)
Total deferred tax assets	5,037	1,868

Deferred tax liabilities:
Accrued expenses and other	(3,604)	—
Fixed assets and intangible assets	(11)	—
Operating lease right of use asset	(1,400)	(1,614)
Finance lease right of use asset	(22)	(254)
Total deferred tax liabilities	(5,037)	(1,868)

Net deferred tax assets	$—	$—

As of December 31, 2021, 2020 and 2019, the Company had Austrian net operating loss carryforwards of $219.7 million, $163.2 million and $112.3 million, respectively, and US Federal net operating loss carryforwards of $17.9 million, $8.3 million and $4.9 million, respectively, all of them with no expiry date. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period.

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

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021, 2020 and 2019 related primarily to the increases in net operating loss carryforwards as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Valuation allowance at beginning of period	$(46,064)	$(32,583)	$(19,156)
Increases	(7,664)	(13,481)	(13,427)
Valuation allowance at end of period	$(53,728)	$(46,064)	$(32,583)

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform Legislation” or “TCJA”). The Tax Reform Legislation introduced section 951A, a new tax on so-called “global intangible low-taxed income,” or “GILTI”. GILTI applies to income of a controlled foreign corporation (“CFC”) that is not otherwise subpart F income, and consists of the excess "tested income" over a 10% return on the CFC's “qualified business asset investment,” or “QBAI”. QBAI is the total tax basis of the CFC's depreciable, tangible property used in the production of tested income. The full amount of GILTI is included in taxable income. The GILTI inclusion is then reduced by 50% (reduced to 37.5% after 2025). However, that reduction in GILTI may be limited based on the level of U.S. taxable income. A limited allowance for foreign tax credits is allowed that would reduce the U.S. tax cost. GILTI foreign tax credits can only reduce U.S. taxes owed on GILTI and are not eligible for carryforward. The Company's Austrian subsidiary falls under the category of a CFC and due to the nature of its business model as a technology company, there may not be a material amount of tangible assets if this subsidiary starts to generate profits. GILTI taxation therefore may be applicable.

The Company files income tax returns in the U.S. federal jurisdiction as well as in New York. The tax years from 2018 to present remain open to examination by the jurisdictions in which the Company is subject to tax. There are currently no pending income tax examinations in the U.S. Furthermore, the Company files income tax returns in Austria. The tax years 2018 to present remain open to examination by the jurisdiction. There are currently no pending income tax examinations in Austria.

The Company evaluates tax positions for recognition using a more likely than not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2021 and 2020, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

13. Commitments and contingencies

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of December 31, 2021, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $10.5 million, of which $10.4 million relate to 2022 deliverables and $0.1 million relate to 2023 deliverables.

In December 2018, the Company entered into an agreement with a contract manufacturing organization for the production of clinical trial material, including seed lots, drug substance for toxicology studies, stability studies and clinical studies as well as related technology transfer, quality control and process optimization activities which commenced in February 2019. Under the financial terms of the agreement the Company is obliged to pay non-cancellable minimum service fees totaling $13.9 million through January 2022. The Company has determined that the agreement includes embedded leases which resulted in recognition of operating and finance lease assets and corresponding liabilities on the Consolidated Balance Sheet. The agreement was not extended beyond the initial term and its wind-down during the first quarter of 2022 has been agreed.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the years ended December 31, 2021, 2020 and 2019, the Company recorded $1.3 million, $1.2 million and $1.9 million, respectively, in licensing fees related to intellectual property licenses as research and development expenses. These amounts mainly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or December 31, 2020.

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company is currently a party to a patent proceeding opposing European Patent No. 3218504, which was granted to the University of Geneva in July 2020 and is exclusively licensed to the Company. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably, the Company does not expect that the pending patent opposition, and any asserted or un-asserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Company. However, if, as a result of the current patent proceeding, the Company would lose all, or at least part, of the protection under the opposed patent, such loss could erode the Company’s competitive position and harm its business and ability to achieve profitability. The Company expenses the costs related to the pending and other such legal proceedings as incurred.

14. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 100% of the first 4% of each employee’s contribution. During the years ended December 31, 2021 and December 31, 2020 expenses recognized for the 401(k) Plan were $0.4 million and $0.2 million, respectively. During the year ended December 31, 2019 expenses recognized for the 401(k) Plan were insignificant.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(75,665)	$(44,082)	$(43,037)

Denominator:
Weighted-average common shares outstanding, basic and diluted	29,945,954	25,876,376	17,859,935
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	2,887,636	162,732	—
Total number of shares used to calculate net loss per share, basic and diluted	32,833,590	26,039,108	17,859,935

Net loss per share, basic and diluted	$(2.30)	$(1.69)	$(2.41)

(1) Series A convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. Series A convertible preferred stock is therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted in common stock. Each share of Series A convertible preferred stock is convertible into 1,000 shares of common stock. 1,697,000 shares of the Company’s common stock are issuable upon conversion of Series A convertible preferred stock (see Note 10).

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares (Common Stock and Class A Common Stock) outstanding would have been anti-dilutive. Potentially dilutive securities (upon exercise) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year ended December 31,
	2021	2020	2019
Options issued and outstanding	4,231,178	3,555,945	2,999,284
Unvested restricted stock units	—	43,700	—
Total	4,231,178	3,599,645	2,999,284

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the year ended December 31, 2021, the Company did not record any related party transactions. In the years ended December 31, 2020 and 2019, the Company recorded $0.3 million and $0.3 million, respectively, in research and development expenses for service fees paid to the University of Basel, which represented related party transactions.

The University of Basel is also entitled to receive de minimis royalties on the net sales of any product that is based on a patent created by the Company’s Scientific Advisor to the Chief Executive Officer in the course of his consulting services to the Company. In the years ended December 31, 2021, 2020 and 2019, no royalties were paid pursuant to the terms of this arrangement.

17. Subsequent events

Stock option and equity grant to senior management

On February 1, 2022, members of the Company’s executive team received 50% of their 2021 annual bonus in the form of a grant of fully vested stock options, determined based on a value of $3.00 per share and resulting in the issuance of a total number of 145,071 options. The granted options have an exercise price of $1.50 per share, the closing price of the Company’s common stock on January 31, 2022.

At the same time, the members of the Company’s executive team agreed to convert a portion of their base salaries, for the six months ending June 30, 2022 for shares of the Company’s fully vested common stock having a value equal to their foregone salary, determined based on a value of $3.00 per share, resulting in the issuance of an aggregate of 112,551 shares of common stock.

Amended and restated research collaboration and license agreement

In February 2022, the Company and Gilead entered into an amended and restated research collaboration and license agreement. For the future performance of development activities under the amended agreement, the Company received a $4 million milestone payment and a $15.0 million program initiation fee, which have been initially recorded as deferred revenue in the consolidated balance sheet and will be recognized as revenue when revenue recognition criteria are met.

In connection with the Restated Collaboration Agreement, the Company entered into a stock purchase agreement with Gilead. Pursuant to, and subject to the terms and conditions of, the stock purchase agreement, Gilead will be required, at the Company’s option, to purchase up to $35,000,000 of the Company’s common stock, par value $0.0001 per share. In February 2022 Gilead purchased an initial amount of 1,666,666 unregistered shares of the Company’s common stock for $5.0 million, corresponding to a purchase price per share of $3.00.

Follow-on public offering

In March 2022, the Company issued and sold 21,700,000 shares of its common stock, and 15,800 shares of its Series A-1 convertible preferred stock in a follow-on public offering at a public offering price of $2.0 per share of common stock and $2,000 per share of Series A-1 convertible preferred stock, resulting in net proceeds of $70.5 million after underwriting discounts and commission but before other offering expenses. The Company granted the underwriters an option for a period of 30 days to purchase up to 5,625,000 additional shares of its common stock.

War between Russia and Ukraine

On February 24, 2022, Russian forces began an invasion of the Ukraine. While we have no operations in the Ukraine or Russia and do not perform research, conduct clinical trials, or otherwise do business in these two countries,

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the geopolitical effects of the war and its potential further escalation, including the effects of other nations’ responses and economic sanctions, are currently unpredictable and may adversely affect our business in the future.