Form 10-K/A
period 2021-12-31
HOOKIPA Pharma Inc.
filed 2022-05-02
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2021 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $237.9 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of April 13, 2022 was 50,872,734 shares and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended December 31, 2021 of HOOKIPA Pharma Inc. (the “Company,” “HOOKIPA,” “we,” “us” or “our”), filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022 (the “Original Form 10–K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the above referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after December 31, 2021. At this time, we are filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 31, 2021.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

2

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of the Company’s executive officers and directors.

Name	Age	Position
Joern Aldag	63	Chief Executive Officer, Director
Reinhard Kandera	52	Chief Financial Officer, Director
Igor Matushansky, M.D., Ph.D.	49	Chief Medical Officer and Global Head of Research and Development
Klaus Orlinger, Ph.D.	44	Chief Scientific Officer
Roman Necina, Ph.D.	54	Chief Technology Officer
Christine Baker	56	Chief Business Officer
Jan van de Winkel	61	Chairman of the Board of Directors
David R. Kaufman	49	Director
Michael A. Kelly	65	Director
Christoph Lengauer	57	Director
Julie O’Neill	56	Director
Timothy Reilly, Ph.D.	48	Director

Joern Aldag has served as our Chief Executive Officer since June 2016 and as a member of our Board of Directors since June 2018. Mr. Aldag served as the Chief Executive Officer at uniQure N.V. (Nasdaq: QURE, formerly, Amsterdam Molecular Therapeutics N.V.), or uniQure, from October 2009 to December 2015 and as an advisor to the board from January 2016 to May 2016. Prior to his tenure at uniQure, Mr. Aldag was President and Chief Executive Officer of Evotec AG from November 1997 to December 2008. Mr. Aldag serves as a non-executive director on the board of Idorsia Pharmaceuticals Ltd. and Chairman at GeneSpire Srl. Mr. Aldag also served as a non-executive director on the board of Unum Therapeutics, Boston, USA from 2016 to 2020, and as the Chairman of Molecular Partners AG, Zurich, Switzerland (SWIX: MOLN) from 2007 to 2018. He co-founded G7 Therapeutics AG in 2014, which was acquired by Heptares Therapeutics Ltd. in 2016. Mr. Aldag received business degrees from the Harvard Business School (Advanced Management Program) in 1994 and from the European Business School (Diplom Betriebswirt) in 1982. Our Board of Directors believes that Mr. Aldag’s experience gained from serving as our Chief Executive Officer, combined with his previous qualifications and the skills and experience he has developed during his extensive career in the life sciences industry, qualify him to serve as a member of our Board of Directors.

Reinhard Kandera has served as our Chief Financial Officer since April 2017 and as a member of our Board of Directors since June 2018. Mr. Kandera served as the Chief Financial Officer and Member of the Management Board of Valneva SE, or Valneva, from May 2013 to April 2017. Prior to Valneva, he served as Chief Financial Officer of Intercell AG, or Intercell, from March 2009 to May 2013 and as Member of Intercell’s Management Board from November 2009 to May 2013, which merged with Vivalis SA to become Valneva in May 2013. Mr. Kandera received doctorate degrees in Business Administration and in Law from the Vienna University. Our Board of Directors believes that Mr. Kandera’s experience gained from serving as our Chief Financial Officer, combined with his previous qualifications and the skills and experience he has developed during his extensive career in the life sciences industry, qualify him to serve as a member of our Board of Directors.

Igor Matushansky, M.D., Ph.D., has served as our Chief Medical Officer and Global Head of Research and Development since March 2017. Dr. Matushansky served as the Global Head of Translational Development for Oncology at Daiichi Sankyo from 2015 to 2017, where he led Daiichi Sankyo's international research unit that focused on early oncology therapeutic programs, strategy and development and was also responsible for a range of development activities, including post-target identification, clinical trials and proof-of-concept research. Before this, Dr. Matushansky worked at Novartis from 2012 to 2015 as both Global Head for Clinical and Scientific Development in the Gene & Cell Therapy Unit and as Global Clinical Program Lead within the Oncology Translational Medicine Unit. Prior to this, he was a Professor at Columbia University Medical Center from 2007 to 2012 where he ran an independent laboratory that focused on the molecular biology of sarcomas, including translational opportunities and clinical trials. Dr. Matushansky received a B.A. degree, summa cum laude, from Columbia University, and a M.D. and Ph.D. in Molecular Biology from the Albert Einstein College of Medicine. He performed his internal medicine residency at New York Presbyterian Hospital/Weill Cornell Medical Center and then completed a fellowship in Medical Oncology as well as a post-doctoral research fellowship in Cancer Biology at the Memorial Sloan Kettering Cancer Center. He is currently a Clinical Assistant Professor of Medical Oncology at Columbia University. He has also been a non-executive director on the board of directors of Crescendo Biologics Ltd since June 2018.

Klaus Orlinger, Ph.D., has served as our Chief Scientific Officer since January 2022. Prior to that he was our Senior Vice President of Research from January 2019 to January 2022 and our Executive Vice President of Research since March 2020. He began leading our research and preclinical departments in 2017, and previously served as our head of virology from 2012 to 2016. From 2008 to 2012, Dr. Orlinger previously led a research team in the Molecular Vaccines Department of Baxter AG. He received his M.Sc. and Ph.D. in genetics and microbiology from the University of Vienna.

Roman Necina, Ph.D., has served as our Chief Technology Officer since November 2019. Dr. Necina previously served as General Manager and held various SVP positions at Shire Innovations Austria and as SVP Chief Strategist R&D at Takeda from February 2019 to October 2019. Dr. Necina built and led the Austria Gene Therapy Center for Takeda and has substantial experience in cell and gene therapy working with a broad range of vectors and cells over the last 10 years. Dr. Necina previously held SVP-level positions at Intercell from December 2007 to September 2011 and Boehringer from April 2002 to November 2007. He is a senate member of the Austrian Academy of Sciences and has served as a board member for Baxter AG Austria. Dr. Necina obtained his Ph.D. from the University of Natural Resources and Applied Life Sciences in Vienna.

Christine Baker has served as our Chief Business Officer since August 2019. Christine Baker also serves on the board of TYME Technologies, Inc. Previously, Ms. Baker was on the board of TuHURA BioPharma, Inc. from 2019 to 2022, the principal of CD Baker Consulting in 2019 and the Chief Business Officer of EpicentRx, Inc. from 2018 to 2019. She previously held various positions at Novartis Pharmaceuticals Corporation from 2004 to 2018. From 1988 until 2004, Ms. Baker held a number of positions at Schering-Plough Corporation. She received a B.A. in Chemistry from Dartmouth College and an M.B.A. from Rutgers University.

Jan van de Winkel, Ph.D., has served as Chairman of our Board of Directors since October 2017. Dr. van de Winkel is a co-founder of Genmab A/S and has served as the company’s President and Chief Executive Officer since June 2010. He has also served as a Professor of Immunology at Utrecht University since 1996. Prior to June 2010, he served as Genmab’s President Research & Development and Chief Scientific Officer. Dr. van de Winkel serves on the board of directors of LEO Pharma and Omega Alpha SPAC. Our Board of Directors believes that Dr. van de Winkel’s experience in biopharmaceutical research and development and his experience in managerial and director roles in life sciences companies qualify him to serve on our Board of Directors.

David R. Kaufman, M.D., Ph.D., has served as a member of our Board of Directors since April 2019. Dr. Kaufman is currently the Chief Medical Officer of The Bill & Melinda Gates Medical Research Institute, where he has served since January 2018. Dr. Kaufman previously held several positions at Merck Research Laboratories from June 2011 to December 2017, including Head of Translational Oncology from 2017 to 2018, Executive Director, Clinical Oncology from 2015 to 2017 and Associate Director, Merck Drug Development and Leadership Program from 2011 to 2014. Dr. Kaufman serves a member of the board of directors of the Society for Immunotherapy of Cancer. Dr. Kaufman received a Ph.D. in molecular virology/immunology from The Rockefeller University and an M.D. from Weill Medical College of Cornell University. Our Board of Directors believes that Dr. Kaufman’s extensive background in pharmaceutical research and development and his experience in managerial and executive roles qualify him to serve on our Board of Directors.

Michael A. Kelly has served as a member of our Board of Directors since February 2019. Mr. Kelly is currently the President of Sentry Hill Partners, LLC, a consulting firm in the global life sciences industry that he founded in 2018. He previously served in various leadership positions at Amgen, Inc., or Amgen, from 2003 to 2017, including Senior Vice President, Global Business Services from 2014 to 2017, Acting Chief Financial Officer in 2010 and 2014 and Vice President, Corporate Planning & Control and Chief Accounting Officer from 2005 to 2010. Prior to joining Amgen, Mr. Kelly previously served as Chief Financial Officer of Tanox, Inc. from 2000 to 2003 and as Vice President, Finance and Corporate Controller of Biogen, Inc. from 1998 to 2000 and Vice President, Finance and Chief Financial Officer of NutraSweet Kelco Company, a division of Monsanto Life Sciences Company from 1996 to 1998. Mr. Kelly received a B.A. from Florida A&M University. Our Board of Directors believes that Mr. Kelly’s experience in the life sciences industry and his financial background qualify him to serve on our Board of Directors.

Christoph Lengauer, Ph.D., has served as a member of our Board of Directors since June 2018. Dr. Lengauer is currently a partner at Third Rock Ventures. He was the Chief Scientific Officer and Chief Drug Hunter at Blueprint Medicines from January 2012 to November 2016, the Vice President and Global Head of Oncology Drug Discovery and Preclinical Development at Sanofi S.A., a multinational pharmaceutical company, from May 2008 to January 2012 and Executive Director and Senior Unit Head of Oncology Discovery at the Novartis Institutes for Biomedical Research from 2005 to 2008. Prior to his experience at Novartis, Dr. Lengauer was a member of the faculty at the Sidney Kimmel Comprehensive Cancer Center at the Johns Hopkins University School of Medicine from 1997 to 2005. Dr. Lengauer received an M.Sc. from the University of Salzburg, Austria, a Ph.D. in biology from the University of Heidelberg, Germany and an M.B.A. in medical services management from The Johns Hopkins University. Dr. Lengauer notified our Board of Directors of his intention to not stand for reelection in April 2022. Dr. Lengauer’s decision to not stand for reelection is not the result of any disagreement with the Company relating to any of our operations, policies or practices.

Julie O’Neill has served as a member of our Board of Directors since November 2018. Ms. O'Neill previously served as the Executive Vice President, Global Operations of Alexion Pharmaceuticals, Inc., a position she held from January 2015 to September 2018. From February 2014 to January 2015, Ms. O’Neill was Senior Vice President of Global Manufacturing Operations and General Manager of Alexion Pharma International Trading. Prior to joining Alexion, Ms. O’Neill served in various leadership positions at Gilead Sciences, Inc., or Gilead, from 1997 to 2014 including Vice President of Operations and General Manager of Ireland from 2011 to 2014. Prior to Gilead, Ms. O’Neill held leadership positions at Burnil Pharmacies and Helsinn Birex Pharmaceuticals. She was previously Chairperson for the National Standards Authority of Ireland and is a member of the board and chairs the audit committee of the National Institute for Bioprocessing Research & Training. Ms. O’Neill serves as member of the board of directors of DBV Technologies S.A. (Nasdaq: DBVT) and ICON plc. Ms. O’Neill received a Bachelor of Science in Pharmacy from University of Dublin, Trinity College and a Masters of Business Administration from University College Dublin (Smurfit School of Business) and is a Chartered Director. Our Board of Directors believes that Ms. O’Neill’s experience in the life sciences industry and her knowledge of corporate development matters qualify her to serve on our Board of Directors.

Timothy Reilly, Ph.D., has served as a member of our Board of Directors since April 2022. Dr. Reilly is currently Chief Development Officer at HotSpot Therapeutics, a biotechnology company pioneering the discovery and development of novel small molecule allosteric therapies targeting regulatory sites on proteins referred to as “natural hotspots” for the treatment of cancer and autoimmune disease. Prior to 2021, he spent over 18 years at Bristol Myers Squibb (BMS), most recently as a Senior Vice President within Research & Early Development where he had accountability for the early development portfolio across therapeutic areas in oncology, immunology, fibrosis, cardiovascular and neuroscience, overseeing all nonclinical & clinical efforts from development candidate identification through Phase 1/2 clinical development. Dr. Reilly is also an active contributor to several biotech companies as an Entrepreneur in Residence through Atlas Ventures, serves as the industry representative to the Network Steering Committee of the Experimental Cancer Medicines Centres (ECMC) established by Cancer Research UK, sits on the Translation Research Council for CureSMA, and is co-founder and Chief Scientific Officer of a non-profit organization, Spinal Muscular Atrophy Research Team (SMART). He obtained his undergraduate degree from the University of Notre Dame, his doctoral training in Pharmaceutical Sciences (Pharmacology & Toxicology) from Wayne State University, was a research fellow at the National Institutes of Health and was previously a long-standing board-certified Diplomat of the American Board of Toxicology. Our Board of Directors believes that Dr. Reilly’s extensive experience in the life sciences industry qualify him to serve on our Board of Directors.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board Composition

Following the resignation of Dr. Lengauer, which is effective as of June 30, 2022, we will have seven directors and the terms of office of the directors are divided into three classes:

•	Class I, whose term will expire at the Annual Meeting of Stockholders to be held in 2023;

•	Class II, whose term will expire at the Annual Meeting of Stockholders to be held in 2024; and

•	Class III, whose term will expire at the Annual Meeting of Stockholders to be held in 2022.

Class I consists of Joern Aldag, Jan van de Winkel and David R. Kaufman, Class II consists of Michael A. Kelly and Timothy Reilly, and Class III consists of Julie O’Neill, Christoph Lengauer and Reinhard Kandera. Dr. Lengauer will not stand for reelection at the 2022 Annual Meeting of Stockholders. At each Annual Meeting of Stockholders, the successors to directors whose terms will then expire shall serve from the time of election and qualification until the third Annual Meeting following election and until their successors are duly elected and qualified.  A resolution of the Board of Directors may change the authorized number of directors.  Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.  This classification of the Board of Directors may have the effect of delaying or preventing changes in control or management of our company.

Board Independence

Our Board of Directors has determined that each of our directors, except for Joern Aldag, who serves as our Chief Executive Officer, and Reinhard Kandera, who serves as our Chief Financial Officer, has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent within the meaning of the director independence standards of the Nasdaq Stock Market, or Nasdaq, rules and the SEC.  At least annually, our Board of Directors will evaluate all relationships between us and each director in light of relevant facts and circumstances for the purposes of determining whether a material relationship exists that might signal a potential conflict of interest or otherwise interfere with such director’s ability to satisfy his or her responsibilities as an independent director.  Based on this evaluation, our Board of Directors will make an annual determination of whether each director is independent within the meaning of Nasdaq and SEC independence standards.

Board Meetings and Attendance

Our Board of Directors held 6 meetings during the fiscal year ended December 31, 2021. Each of the directors attended at least 75% of the meetings of the Board of Directors and the committees of the Board of Directors, on which he or she served during the fiscal year ended December 31, 2021 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee). The Company encourages its directors to attend the Annual Meeting of Stockholders.

Board Committees

Our Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, each of which is comprised solely of independent directors, and is described more fully below.  Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee operates pursuant to a written charter and each committee reviews and assesses the adequacy of its charter and submits its charter to the Board of Directors for approval.  The charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are all available on our website (https://hookipapharma.com) under “Investors” at “Corporate Governance”.

Audit Committee

Our Audit Committee is currently composed of Michael Kelly, David Kaufman and Julie O’Neill, with Mr. Kelly serving as chair of the committee.  Our Board of Directors has determined that Michael Kelly, Julie O’Neill and David Kaufman are “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board of Directors has designated Michael Kelly as an “audit committee financial expert,” as defined under the applicable rules of the SEC.  During the fiscal year ended December 31, 2021, the Audit Committee met 9 times.  The report of the Audit Committee is included in this Proxy Statement under “Report of the Audit Committee.” The Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•	recommending based upon the Audit Committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing quarterly earnings releases.

Compensation Committee

Our Compensation Committee is currently composed of Jan van de Winkel and Michael Kelly, with Dr. Van de Winkel serving as chair of the committee. Our Board of Directors has determined each member of the Compensation Committee is “independent” as defined under the applicable listing standards of Nasdaq. During the fiscal year ended December 31, 2021, the Compensation Committee met 5 times.  The Compensation Committee’s responsibilities include:

•	annually reviewing and recommending to our Board of Directors corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

•	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and recommending to our Board of Directors the compensation of our Chief Executive Officer;

•	reviewing and approving the compensation of our other executive officers and all direct reports to our Chief Executive Officer;

•	reviewing and establishing our overall management compensation, philosophy and policy;

•	reviewing and reassessing our policies and procedures for the determination of director and executive compensation;

•	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;

•	retaining and approving the compensation of any compensation advisors;

•	reviewing and making recommendations to our Board of Directors about our policies and procedures for the grant of equity-based awards and the size of our equity-based plans;

•	reviewing director compensation and making recommendations to our Board of Directors on director compensation;

•	preparing the Compensation Committee report required by SEC rules, if and when required, to be included in this proxy statement;

•	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters; and

•	reviewing and discussing with our Board of Directors corporate succession plans for our executive officers.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of Jan van de Winkel and Christoph Lengauer, with Dr. Van de Winkel serving as chair of the committee.  Following the resignation of Dr. Lengauer, Dr. Reilly will serve on our Nominating and Corporate Governance Committee. Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is “independent” as defined under the applicable listing standards of Nasdaq.  During fiscal year ended December 31, 2021, the Nominating and Corporate Governance Committee met 3 times.  The Nominating and Corporate Governance Committee’s responsibilities include:

•	developing and recommending to the Board of Directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating director candidates, including nominees recommended by stockholders;

•	reviewing the size and composition of the Board of Directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

•	identifying individuals qualified to become members of the Board of Directors;

•	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the Board of Directors a code of business conduct and ethics and a set of corporate governance guidelines; and

•	overseeing the evaluation of our Board of Directors and management.

Our Board of Directors may from time to time establish other committees.

Identifying and Evaluating Director Nominees

Our Board of Directors is responsible for selecting its own members.  The Board of Directors delegates the selection and nomination process to the Nominating and Corporate Governance Committee, with the expectation that other members of the Board of Directors, and of management, will be requested to take part in the process as appropriate.

Generally, our Nominating and Corporate Governance Committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the Nominating and Corporate Governance Committee deems to be helpful to identify candidates.  Once candidates have been identified, our Nominating and Corporate Governance Committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee may gather information about the candidates through interviews, detailed questionnaires, background checks or any other means that the Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process.  The Nominating and Corporate Governance Committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our Board of Directors.  Based on the results of the evaluation process, the Nominating and Corporate Governance Committee recommends candidates for the Board of Directors’ approval as director nominees for election to the Board of Directors.

Minimum Qualifications

Our Nominating and Corporate Governance Committee will consider, among other things, the following qualifications, skills and attributes when recommending candidates for the Board of Directors’ selection as director nominees for the Board of Directors and as candidates for appointment to the Board of Directors’ committees.  A director nominee shall have the highest personal and professional integrity, shall have demonstrated exceptional ability and judgment, and shall be most effective, in conjunction with the other director nominees to the Board of Directors, in collectively serving the long-term interests of the stockholders.

In evaluating proposed director candidates, our Nominating and Corporate Governance Committee may consider, in addition to the minimum qualifications and other criteria for board membership approved by the Board of Directors from time to time, all facts and circumstances that it deems appropriate or advisable, including, among other things, diversity, including but not limited to race, gender or national origin, the skills of the proposed director candidate, his or her depth and breadth of professional experience or other background characteristics, his or her independence and the needs of the Board of Directors.  We have no formal policy regarding board diversity.  Our Nominating and Corporate Governance Committee’s priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, and professional and personal experiences and expertise relevant to our growth strategy.  The Nominating and Corporate Governance Committee will consider candidates recommended by stockholders.  The policy adopted by the Nominating and Corporate Governance Committee provides that candidates recommended by stockholders are given appropriate consideration in the same manner as other candidates.

Non-Management Director Meetings

In addition to the meetings of the committees of the Board of Directors described above, in connection with the Board of Directors’ meetings, the non-management directors met 5 times in executive session during the fiscal year ended December 31, 2021. The Chairman of the Board of Directors presides at these executive sessions.

Communication with the Directors of HOOKIPA

Any interested party with concerns about our company may report such concerns to the Board of Directors or the Chairman of our Board of Directors or Nominating and Corporate Governance Committee, by submitting a written communication to the attention of such director at the following address:

c/o HOOKIPA Pharma, Inc.

350 Fifth Avenue, 72nd Floor, Suite 7240

New York, New York 10118

United States

You may submit your concern anonymously or confidentially by postal mail.  You may also indicate whether you are a stockholder, customer, supplier, or other interested party.

A copy of any such written communication may also be forwarded to the Company’s legal counsel and a copy of such communication may be retained for a reasonable period of time.  The director may discuss the matter with the Company’s legal counsel, with independent advisors, with non-management directors, or with the Company’s management, or may take other action or no action as the director determines in good faith, using reasonable judgment, and applying his or her own discretion.

Communications may be forwarded to other directors if they relate to important substantive matters and include suggestions or comments that may be important for other directors to know.  In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances, and matters as to which we receive repetitive or duplicative communications.

The Audit Committee oversees the procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting, internal accounting controls or auditing matters.

Compensation Committee Interlocks and Insider Participation

For the 2021 fiscal year, Jan van de Winkel and Michael Kelly served as members of our Compensation Committee. None of the members of our compensation committee is an officer or employee of our company, nor have they ever been an officer or employee of our company.

In addition, none of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board of Directors or our compensation committee.

Leadership Structure and Risk Oversight

The positions of our Chairman of the Board of Directors and Chief Executive Officer are separated, with Mr. Aldag serving as our Chief Executive Officer and Dr. van de Winkel serving as the Chairman. Separating these positions allows Mr. Aldag, as our Chief Executive Officer, to focus on our day-to-day business, while allowing the Chairman to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Our Board of Directors recognizes the time, effort, and energy that Mr. Aldag, as our Chief Executive Officer, must devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as the Board of Directors’ oversight responsibilities continue to grow. Our Board of Directors also believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board of Directors. Our Board of Directors believes its administration of its risk oversight function has not affected its leadership structure. Our Board of Directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance. Our corporate governance guidelines provide the flexibility for our Board of Directors to modify our leadership structure in the future, as it deems appropriate.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and operations, strategic direction and intellectual property, as more fully discussed under “Risk Factors” in our Annual Report on Form 10-K. Management is responsible for the day-to-day management of risks we face, while our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. Our Board of Directors satisfies its risk oversight role through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our company. Our Board of Directors believes that full and open communication between management and the board of directors is essential for effective risk management and oversight.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the Company common stock to file with the SEC reports of ownership and changes in ownership of Company common stock.  Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings.  Based on our review of the reports we have received, the Company believes that all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2021, except as follows.

•	Igor Matushansky inadvertently failed to file a Form 4 to report stock option grants made on December 21, 2021, but such stock option grants were subsequently reported on a Form 4 filed on January 12, 2022.

•	Jan van de Winkel, Jean-Charles Soria, Julie O’Neill, Christoph Lengauer, Michael A. Kelly and David R. Kaufman each inadvertently failed to file a Form 4 to report stock option grants made on June 1, 2021, but such stock option grants were subsequently reported on Form 4s filed on June 4, 2021.

•	Christine Baker inadvertently failed to file a Form 3 to report stock option grants made on March 11, 2021, but such stock option grants were subsequently reported on a Form 3 filed on March 22, 2021.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We are committed to the highest standards of integrity and ethics in the way we conduct our business. In 2019, our Board of Directors adopted a Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our Chief Executive Officer, our principal financial officer, those officers responsible for financial reporting, and our other executive and senior officers. Our Code of Business Conduct and Ethics establishes our policies and expectations with respect to a wide range of business conduct, including the preparation and maintenance of our financial and accounting information, our compliance with laws, and possible conflicts of interest.

Under our Code of Business Conduct and Ethics, each of our directors and employees is required to report suspected or actual violations to the extent permitted by law. In addition, we have adopted separate procedures concerning the receipt and investigations of complaints relating to accounting or audit matters. These procedures have been adopted by the Board of Directors and are administered by our Audit Committee.

A current copy of our Code of Business Conduct and Ethics is posted on the Governance section of our website, which is located at https://hookipapharma.com. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Insider Trading Policy Prohibitions and Hedging Policy

Our company maintains an Insider Trading Policy that prohibits our officers, directors, employees and designated consultants and contractors who in the course of the performance of their duties have access to material, nonpublic information regarding the Company from engaging in the following transactions:

•	selling any of our securities that they do not own at the time of the sale (a “short sale”);

•	buying or selling puts, calls, other derivatives of the Company or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of the Company’s securities or engage in any other hedging transaction with respect to the Company’s securities, at any time;

•	using our securities as collateral in a margin account; and

•	pledging our securities as collateral for a loan (or modifying an existing pledge).

Item 11.  Executive Compensation

Our named executive officers for the year ended December 31, 2021 were:

•	Joern Aldag, our Chief Executive Officer;

•	Reinhard Kandera, our Chief Financial Officer; and

•	Igor Matushansky, M.D., Ph.D., our Chief Medical Officer.

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by and paid during the fiscal years ended December 31, 2020 and December 31, 2021 for each of our named executive officers:

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Joern Aldag(3)	2021	572,334	—	1,789,874	243,242	—		2,605,450
Chief Executive Officer	2020	495,102	49,082	1,081,912	297,940	—		1,924,036
Reinhard Kandera(3)	2021	420,541	—	597,487	142,982	14,302	(4)	1,175,312
Chief Financial Officer	2020	373,806	24,208	418,700	175,137	13,132		1,004,983
Igor Matushansky	2021	436,528	—	821,221	149,326	11,600	(5)	1,418,675
Chief Medical Officer	2020	399,750	32,531	352,703	189,322	13,862		988,168

(1)	Amounts reflect the grant-date fair value of restricted stock unit and option awards granted during the applicable fiscal year as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 11 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 24, 2022. These amounts do not correspond to the actual value that may be recognized by the executives upon vesting or exercise of the awards, or subsequent sale of shares acquired pursuant to the awards.
(2)	Amounts represent incentive compensation earned by our named executive officers for fiscal year performance, based upon achievement of corporate and individual goals. Although such incentive compensation is typically paid in cash, in order to preserve the Company’s cash Messrs. Aldag and Kandera and Dr. Matushansky received 50% of their 2021 annual bonus in the form of a stock option grant, with the number of shares determined by dividing the value of 50% of their 2021 annual bonus by a value of $3.00 per share. Accordingly, Messrs. Aldag and Kandera and Dr. Matushansky each received 39,853, 23,427 and 24,888 options, respectively. The granted options have an exercise price of $1.50 per share, the closing price of the Company’s common stock on January 31, 2022.

(3)	The compensation paid to Messrs. Aldag and Kandera in Euro have been converted to USD at exchange rates of 1 Euro to 1.14 USD for 2020 and 1 Euro to 1.18 USD for 2021, based on the average exchange rates published by the Federal Reserve Bank for such years.
(4)	Mr. Kandera was provided with a car for his business and personal use, and reimbursement of all related insurance, maintenance, and fuel expenses for the car. Mr. Kandera also received a fixed reimbursement for home office expenses. For 2021, the value of these automobile benefits and home office reimbursement provided to Mr. Kandera is equal to $14,301.

(5)	Amount represents $11,600 of Company matching 401(k) plan contributions.

Narrative Disclosure to Summary Compensation Table

Elements of Compensation

Base Salary.    Each named executive officer's base salary is a fixed component of annual compensation for performing specific duties and functions, and has been established by our Board of Directors taking into account each individual's role, responsibilities, skills, and expertise. Our Compensation Committee or Board of Directors reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer's performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions.

During 2021, we paid annual base salaries of €485,029 for Mr. Aldag, €356,391 for Mr. Kandera and $436,528 for Dr. Matushansky, which may be increased by our Compensation Committee during the annual redetermination of base salaries. For additional information regarding the employment agreements of our named executive officers, see subsection entitled "Employment Arrangements with our Named Executive Officers."

Cash Bonus.    Our annual bonus program is intended to reward our named executive officers for meeting individual or corporate performance goals for a fiscal year. Corporate performance goals are established by our Compensation Committee and approved by our Board of Directors. For 2021, the corporate performance goals generally fell into the categories of clinical trial preparation and execution for our various programs, increasing outside knowledge of the Company’s technology and providing adequate capital for the Company, and each named executive officer’s target bonus is set forth below.

Name	Target Bonus (% of base salary)
Joern Aldag	50
Reinhard Kandera	40
Igor Matushansky	40

In evaluating management’s performance relative to corporate performance for 2021, our Compensation Committee determined to award a corporate achievement level of 85%. The potential bonus for the Chief Executive Officer, Mr. Kandera and Dr. Matushansky was based 100% on achievement of corporate goals. This achievement level was then used to determine each named executive officer’s bonus. For 2021, we awarded bonuses to Joern Aldag, Reinhard Kandera and Igor Matushansky in the amounts of €206,137, €121,171 and $149,326, respectively. In order to preserve the Company’s cash, Messrs. Aldag and Kandera and Dr. Matushansky received 50% of their 2021 annual bonus in cash (€103,069, €60,586 and $74,633) and the remaining 50% of their 2021 annual bonus in the form of a stock option grant in lieu of cash, with the number of shares determined by dividing 50% of their 2021 annual bonus by $3.00. Messrs. Aldag and Kandera and Dr. Matushansky each received 39,853, 23,427 and 24,888 options, respectively. The granted options have an exercise price of $1.50 per share, the closing price of the Company’s common stock on January 31, 2022.

Long-Term Equity Incentives.    Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. Providing named executive officers with the opportunity to create significant wealth through stock ownership is a powerful tool to attract and retain highly-qualified executives, achieve strong long-term stock price performance, align our executives’ interests with those of our stockholders and provide a means to build real ownership in the Company. In addition, the vesting feature of our equity grants contributes to executive retention. We have historically granted equity awards to our employees, including our named executive officers, in the form of options to purchase shares of our common stock. Generally, all stock option awards vest over four years, with 25% of each option award vesting upon the first anniversary of a vesting commencement date, and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to the executive officer's continuing service relationship.

Employment Arrangements with our Named Executive Officers

We have entered into amended and restated employment agreements with each of our named executive officers, which became effective upon the closing of our initial public offering.

Amended and Restated Employment Agreement with Joern Aldag

Under the amended and restated employment agreement with Joern Aldag for the position of Chief Executive Officer, Mr. Aldag receives an annual base salary, which is subject to redetermination annually by our Compensation Committee, and he is eligible to earn annual incentive compensation. Mr. Aldag is also eligible to participate in the employee benefit plans available to our employees, including our stock option plan, subject to the terms of those plans. Additionally, Mr. Aldag is provided with a Company laptop and mobile phone, and entitled to receive reimbursement for business travel expenses between his place of employment in Hamburg, Germany and other Company office locations. Additionally, in the event that Mr. Aldag is liable for and pays social security costs in both Germany and Austria, without any corresponding credit, the Company will reimburse Mr. Aldag for up to €25,000 of social security costs per year.

Mr. Aldag’s amended and restated employment agreement contains standard confidentiality, assignment of intellectual property work product and twelve months’ post-termination noncompetition, non-solicitation of employee, and non-solicitation of customer covenants.

Mr. Aldag’s amended and restated employment agreement provides that, in the event that his employment is terminated by us without “cause” or Mr. Aldag resigns for “cause” (as defined with respect to each party in his amended and restated employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (1) an amount equal to 100% of his then annual base salary, payable in substantially 12 equal installments over 12 months following his termination, and (ii) up to 12 months of continued participation in our benefit plans at active employee rates. In lieu of the payments described in the preceding sentence, in the event that Mr. Aldag’s employment is terminated by us without cause or Mr. Aldag resigns for cause, in either case within 12 months following a “change in control” (as defined in his amended and restated employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum in cash an amount equal to 1.5 times the sum of (A) Mr. Aldag’s then current annual base salary (or Mr. Aldag’s base salary in effect immediately prior to the change in control, if higher) plus (B) Mr. Aldag’s target annual incentive compensation, (ii) up to 18 months of continued participation in our benefit plans at active employee rates, and (iii) full acceleration of vesting of all stock options and other stock-based awards held by Mr. Aldag.

Employment Agreement with Reinhard Kandera.

Under the amended and restated employment agreement with Reinhard Kandera for the position of Chief Financial Officer, Mr. Kandera receives an annual base salary, which is subject to redetermination annually by our Compensation Committee, and he is eligible to earn annual incentive compensation. Mr. Kandera is also provided a company car with a maximum monthly leasing rate equal to €1,000, for his business and personal use, and reimbursed for all related insurance, maintenance, and fuel expenses. Mr. Kandera is also eligible to participate in the employee benefit plans available to our employees, including our stock option plan, subject to the terms of those plans. Mr. Kandera is provided with a Company laptop and mobile phone, and is also entitled to receive reimbursement for business travel expenses.

Mr. Kandera’s amended and restated employment agreement contains standard confidentiality, assignment of intellectual property work product and twelve months' post-termination noncompetition, non-solicitation of employee, and non-solicitation of customer covenants.

Mr. Kandera’s amended and restated employment agreement provides that, in the event that his employment is terminated by us without “cause” or Mr. Kandera resigns for “cause” (as defined with respect to each party in his amended and restated employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, (i) he will be entitled to receive an amount equal to 100% of his then annual base salary, payable in 14 equal installments over 12 months following his termination, and (ii) up to 12 months of continued participation in our benefit plans at active employee rates. In lieu of the payments described in the preceding sentence, in the event that Mr. Kandera’s employment is terminated by us without cause or Mr. Kandera resigns for cause, in either case within 12 months following a “change in control” (as defined in his amended and restated employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum in cash an amount equal to 1.0 times the sum of (A) Mr. Kandera’s then current base salary (or Mr. Kandera's base salary in effect immediately prior to the change in control, if higher) plus (B) Mr. Kandera’s target annual incentive compensation, (ii) up to 12 months of continued participation in our benefit plans at active employee rates, and (iii) full acceleration of vesting of all stock options and other stock-based awards held by Mr. Kandera.

Employment Agreement with Igor Matushansky

Under the amended and restated employment agreement with Igor Matushansky for the position of Chief Medical officer, Dr. Matushansky receives an annual base salary, which is subject to redetermination annually by our Compensation Committee, and he is eligible to earn an annual bonus. Dr. Matushansky is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans. Additionally, Dr. Matushansky is eligible to receive reimbursement for (i) premiums paid on a $700,000 life insurance policy, (ii) expenses incurred to maintain his professional liability insurance in the amount of $25,000 and his medical license, (iii) the cost of automobile tolls and parking incurred from commuting to the Company's principal offices, and (iv) the costs of premium payments for long-term disability insurance in an amount up to 200 percent of his base salary.

Dr. Matushansky’s amended and restated employment agreement contains standard confidentiality, assignment of intellectual property work product and twelve months' post-termination noncompetition, non-solicitation of employee, and non-solicitation of customer covenants.

Dr. Matushansky’s amended and restated employment agreement provides that, in the event that his employment is terminated by us without “cause” or Dr. Matushansky resigns for “good reason” (as each term is defined in his amended and restated employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to 12 months of his base salary, payable in substantially equal installments over 12 months following his termination, and (ii) if Dr. Matushansky is participating in our group health plan immediately prior to his termination and elects to continue COBRA health coverage, a monthly cash payment until the earlier of 12 months following termination or the end of Dr. Matushansky’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to Dr. Matushansky had he remained employed with us. In lieu of the payments and benefits described in the preceding sentence, in the event that Dr. Matushansky’s employment is terminated by us without cause or Dr. Matushansky resigns for good reason, in either case within 12 months following a “change in control” (as defined in his amended and restated employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum in cash an amount equal to 1.0 times the sum of (A) Dr. Matushansky’s current base salary (or Dr. Matushansky’s base salary in effect immediately prior to the change in control, if higher) plus (B) Dr. Matushansky’s target annual incentive compensation, (ii) if Dr. Matushansky is participating in our group health plan immediately prior to his termination and elects to continue COBRA coverage, a monthly cash payment until the earlier of 12 months following termination or the end of Dr. Matushansky’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to him had he remained employed with us, and (iii) full acceleration of vesting of all stock options and other stock-based awards held by Dr. Matushansky.

The payments and benefits provided to Dr. Matushansky under his amended and restated employment agreement in connection with a change in control may not be eligible for a federal income tax deduction for the Company pursuant to Section 280G of U.S. Internal Revenue Code of 1986, as amended, or the Code, or may subject Dr. Matushansky to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Dr. Matushansky in connection with a change in control would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Dr. Matushansky.

Additional Narrative Disclosure

401(k) Plan. We maintain a tax-qualified retirement plan that provides eligible U.S. employees, including our named executive officers, with an opportunity to save for retirement on a tax-advantaged basis. All participants' interests in their contributions are 100% vested when contributed. Contributions are allocated to each participant's individual account and are then invested in selected investment alternatives according to the participants' directions. The retirement plan is intended to qualify under Section 401(a) of the Code. We match 100 percent of employee contributions, up to 4 percent of each employee's compensation(as defined in the plan).

Health and Welfare Benefits. All of our full-time employees, including our executive officers are eligible to participate in certain medical, disability and life insurance benefit programs offered by us.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards held by each of the named executive officers as of December 31, 2021.

	Option Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
Joern Aldag	6/1/2016	395,852	—	0.10	12/31/2026
	4/17/2019	377,910	226,746	14.00	4/17/2029
	4/20/2020	87,500	112,500	8.03	4/20/2030
	4/19/2021	—	207,600	12.00	4/19/2031
Reinhard Kandera	6/1/2017	74,224	—	0.10	12/31/2026
	12/1/2017	35,022	—	0.10	12/31/2026
	4/17/2019	54,780	32,868	14.00	4/17/2029
	4/20/2020	33,863	43,537	8.03	4/20/2030
	4/19/2021	—	69,300	12.00	4/19/2031
Igor Matushansky	3/1/2017	—	—	0.10	12/31/2026
	1/1/2018	—	2,842	0.10	12/31/2026
	1/1/2019	—	4,261	0.10	12/31/2026
	12/ /2018	38,713	5,530	10.33	12/31/2026
	4/17/2019	32,540	19,524	14.00	4/17/2029
	4/20/2020	28,525	36,675	8.03	4/20/2030
	4/19/2021		95,250

(1)	Each option vests with respect to 25% of the shares upon the first anniversary of the vesting commencement date, with the remaining shares vesting in 12 equal quarterly installments thereafter, subject to the executive's continuing service relationship.

Equity Compensation Plan Information

The following table presents aggregate summary information as of December 31, 2021, regarding the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans:

	Column (A)	Column (B)	Column (C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders (1)	4,231,178	9.21	269,859
Equity Compensation Plans Not Approved by Stockholders	0	0	0
Total (2)	4,231,178	9.21	269,859

(1)	Includes the following plans: our 2019 Plan, our 2018 Stock Option and Grant Plan (our “2018 Plan”) and our 2019 Employee Stock Purchase Plan (our “ESPP").

(2)	As of December 31, 2021, a total of 3,630,686 shares of our common stock have been reserved for issuance pursuant to our 2019 Plan. Our 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase on January 1, 2020, and each January 1 thereafter, by the lesser of (i) 4.0% of the number of shares of our common stock and Class A common stock issued and outstanding on the immediately preceding December 31, or (ii) such lesser number of shares as determined by our Compensation Committee. In addition, shares underlying any awards under our 2019 Plan or our 2018 Plan that are forfeited, canceled, held back upon exercise to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated shall be added back to the shares available for issuance under our 2019 Plan. As of December 31, 2021, a total of 516,465 shares of our common stock have been reserved for issuance pursuant to our ESPP. Our ESPP provides that the number of shares reserved and available for issues under the plan will automatically increase on January 1, 2020, and each January 1 thereafter through January 1, 2029, by the least of (i) 785,905 shares of common stock, (ii) 1% of the outstanding number of shares of our common stock and Class A common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares as determined by our ESPP administrator. We no longer make any awards pursuant to our 2018 Plan or the Stock Option Plan 2016 of Hookipa Biotech AG.

DIRECTOR COMPENSATION

The following table sets forth the compensation was paid or earned by our non-employee directors during the year ended December 31, 2021.  Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the other non-employee members of our Board of Directors in the year ended December 31, 2021.  Joern Aldag, our Chief Executive Officer and a member of our Board of Directors, and Reinhard Kandera, our Chief Financial Officer and a member of our Board of Directors, each did not receive any compensation for their service as members of our Board of Directors during 2021. Messrs. Aldag and Kandera’s compensation for service as employees for fiscal year 2021 is presented above in the “Summary Compensation Table.”

Name	Fees earned or paid in cash ($)	Option awards ($) (1)	Total ($)
Jan van de Winkel (2)	87,500	219,830	307,330
Christoph Lengauer (3)	44,000	109,915	153,915
Graziano Seghezzi (4)	22,500	-	22,500
Julie O’Neill (5)	47,500	109,915	157,415
Michael A. Kelly (6)	57,500	109,915	167,415
David R. Kaufman (7)	47,500	109,915	157,415
Jean-Charles Soria (8)	20,000	109,915	129,915

(1)	Amounts reflect the grant-date fair value of option awards granted in 2021 in accordance with FASB ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 11 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 24, 2022. These amounts do not correspond to the actual value that may be recognized by the executives upon vesting or exercise of the option awards, or subsequent sale of shares acquired pursuant to the option awards.

(2)	As of December 31, 2021, Dr. van de Winkel held unexercised options to purchase 149,167 shares.

(3)	As of December 31, 2021, Dr. Lengauer held unexercised options to purchase 48,007 shares.

(4)	Dr. Seghezzi resigned from our Board of Directors effective June 1, 2021. As of December 31, 2021, Mr. Seghezzi held no unexercised options.

(5)	As of December 31, 2021, Ms. O’Neill held unexercised options to purchase 48,007 shares.

(6)	As of December 31, 2021, Mr. Kelly held unexercised options to purchase 38,400 shares.

(7)	As of December 31, 2021, Dr. Kaufman held unexercised options to purchase 38,400 shares.

(8)	Dr. Soria resigned from our Board of Directors effective August 12, 2021. As of December 31, 2021, Dr Soria held no unexercised options.

In connection with our initial public offering in April 2019, our Board of Directors adopted a non-employee director compensation policy that is designed to provide a total compensation package that enables us to attract and retain, on a long-term basis, high caliber non-employee directors. Under the policy, all non-employee directors are paid cash compensation from and after the completion of our initial public offering, as set forth below:

Annual Retainer
Board of Directors:
All non-employee members	$40,000
Additional retainer for Non-Executive Chairman of the Board	$30,000
Audit Committee:
Chairman	$22,500
Non-Chairman members	$15,000
Compensation Committee:
Chairman	$15,000
Non-Chairman members	$10,000
Nominating and Corporate Governance Committee:
Chairman	$11,500
Non-Chairman members	$7,500

Under the policy, each non-employee director has the opportunity to elect to receive all or a portion of their retainer and committee fees in the form of an equity award of (a) unrestricted shares having a grant date fair value equal to the amount (or portion thereof) of such retainer and committee fees or (b) stock options to purchase common stock based on the Black-Scholes option-pricing model as of the date of grant. Any such election shall be made (i) for any continuing non-employee director, before the start of the calendar year with respect to any cash compensation for such calendar year and (ii) for any new non-employee director, within 30 days of her or his election to the board of directors. Any such stock options shall be vested upon grant and shall expire ten years from the date of grant. In addition, under the policy, upon his or her election to the board of directors, each non-employee director will receive an initial, one-time stock option grant to purchase 19,200 shares of our common stock, which will vest in equal monthly installments over three years, subject to continued service as a member of the board of directors, or the Initial Award. In addition, each continuing non-employee member of the board will receive, at the time of the Company’s annual meeting, an annual equity grant of options to purchase 9,600 shares of our common stock (or, for the Non-Executive Chairman of our Board, 19,200 shares of our common stock), which will vest in full upon the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the Company’s stockholders, subject to continued service as a member of the board of directors through such date. Each of the foregoing grants will vest in full upon the death or disability of the applicable director or upon a change in control of the Company. In addition, any stock options awarded to non-employee directors pursuant to the non-employee director compensation policy will be exercisable until the earlier of one year following the termination of the director's service on the board of directors or the original expiration date of the option.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the amount of common stock of the Company beneficially owned, directly or indirectly, as of April 13, 2022, by (i) each current director of the Company, (ii) each named executive officer of the Company, (iii) all directors and executive officers of the Company as a group, and (iv) each person who is known to the Company to beneficially own more than five percent (5%) of the outstanding shares of common stock of the Company, as determined through SEC filings, and the percentage of the common stock outstanding represented by each such amount.  All shares of common stock shown in the table reflect sole voting and investment power except as otherwise noted.

Beneficial ownership is determined by the rules of the SEC and includes voting or investment power of the securities.  As of April 13, 2022, the Company had 50,872,734 shares of common stock outstanding.  Shares of common stock subject to options to purchase, which are now exercisable or are exercisable, or restricted stock units vesting within 60 days after April 13, 2022 are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these options or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise indicated, the address for each person listed below is c/o HOOKIPA Pharma Inc, 350 Fifth Avenue, 72nd Floor, Suite 7240, New York, New York 10118, +43 1 890 63 60.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Sofinnova Capital VI FCPR(2)	3,142,956	6.18%
Deep Track Capital LP(3)	5,035,998	9.90%
Gilead Sciences, Inc.(4)	3,759,465	7.39%
EcoR1 Capital Fund Qualified, L.P. (5)	5,082,186	9.99%
FMR LLC(6)	5,675,670	11.16%
Redmile Group, LLC(7)	5,082,186	9.99%
Directors and Named Executive Officers
Joern Aldag(8)	1,118,524	2.2%
Reinhard Kandera(9)	279,695	*
Igor Matushansky(10)	273,877	*
Jan van de Winkel(11)	158,320	*
Christoph Lengauer(12)	51,076	*
Timothy Reilly	-	-
Julie O’Neill(13)	51,442	*
Michael A. Kelly(14)	44,154	*
David R. Kaufman(15)	42,977	*
All executive officers and directors as a group (12 persons)(16)	2,445,014	4.6%

*	Represents holdings of less than 1%.

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o HOOKIPA Pharma Inc., 350 Fifth Avenue, 72nd Floor, Suite 7240, New York, New York 10118.
(2)	Information herein is based solely upon a Schedule 13D filed with the SEC on April 21, 2021 by Sofinnova Capital VI FCPR (“Sofinnova Capital”), Sofinnova Partners SAS (“Sofinnova SAS”), Denis Lucquin, Antoine Papiernik, Henrijette Richter, Monique Saulnier and Graziano Seghezzi . According to the Schedule 13D, all shares are held by Sofinnova Capital. Sofinnova SAS, a French corporation, is the management company of Sofinnova Capital, and may be deemed to have sole voting and dispositive power with respect to the shares held by Sofinnova Capital. Denis Lucquin, Antoine Papiernik, Henrijette Richter, Monique Saulnier and Graziano Seghezzi are the managing partners of Sofinnova SAS and may be deemed to have shared voting and dispositive power with respect to the shares held by Sofinnova Capital.The address of Sofinnova Capital is Sofinnova Partners, Immeuble le Centorial, 16-18 Rue du Quatre-Septembre, 75002 Paris, France.

(3)	Information herein is based solely upon a Schedule 13G filed with the SEC on March 2, 2022 by Deep Track Capital, LP (“Deep Track”). According to the Schedule 13G, Deep Track is the beneficial owner of 5,082,186 shares of Common Stock as of April 13, 2022 (the “Shares”). The address for Deep Track is 200 Greenwich Ave, 3rd Floor, Greenwich, CT 06830.

(4)	Information herein is based solely upon a Schedule 13G/A filed with the SEC on February 17, 2022 by Gilead Sciences, Inc. (“Gilead’). According to the Schedule 13G/A, Gilead is the beneficial owner 3,759,465 shares of Common Stock, and has sole voting power with respect to 3,759,465 shares and sole dispositive power with respect to 3,759,465 shares. The address for Gilead is 333 Lakeside Drive, Foster City, California, 94404.
(5)	Information herein is based solely upon a Schedule 13G filed with the SEC on March 2, 2022 by EcoR1 Capital, LLC (“EcoR1”). According to the Schedule 13G, Ecor1 is the beneficial owner of 5,090,856 shares of Common Stock as of March 2, 2022. The address for EcoR1 is 357 Tehama Street #3, San Francisco, CA 94103.
(6)	Information herein is based solely upon a Schedule 13G/A filed with the SEC on April 8, 2022 by FMR LLC (“FMR”). According to the Schedule 13G/A, FMR is the beneficial owner of 5,675,670 shares of Common Stock as of April 8, 2022. The address for FMR is 430 East 29th Street, 14th Floor, New York, NY 10016.
(7)	Information herein is based solely upon a Schedule 13G filed with the SEC on February 14, 2022 by Redmile Group, LLC (“Redmile”). According to the Schedule 13G, Redmile is the beneficial owner of 5,082,186 shares of Common Stock as of April 13, 2022 (the “Shares”). The Shares may also be deemed beneficially owned by Jeremy C. Green as the principal of Redmile Group, LLC. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. The address for Redmile is One Letterman Drive Building D, Suite D3-300, The Presidio of San Francisco, San Francisco, California 94129.

(8)	Consists of (i) 51,952 shares of common stock, and (ii) options to purchase 1,066,572 shares of common stock that are exercisable within 60 days of April 13,2022.

(9)	Consists of (i) 16,092 shares of common stock, and (ii) options to purchase 263,603 shares of common stock that are exercisable within 60 days of April 13, 2022.

(10)	Consists of (i) 100,240 shares of common stock, and (ii) options to purchase 173,637 shares of common stock that are exercisable within 60 days of April 13, 2022.

(11)	Consists of (i) 9,153 shares of common stock, and (ii) options to purchase 149,167 shares of common stock that are exercisable within 60 days of April 13, 2022.
(12)	Consists of (i) 4,603 shares of common stock, and (ii) options to purchase 46,473 shares of common stock that are exercisable within 60 days of April 13, 2022.

(13)	Consists of (i) 4,969 shares of common stock, and (ii) options to purchase 46,473 shares of common stock that are exercisable within 60 days of April 13, 2022.

(14)	Consists of (i) 5,754 shares of common stock, and (ii) options to purchase 38,400 shares of common stock that are exercisable within 60 days of April 13, 2022.

(15)	Consists of (i) 4,577 shares of common stock, and (ii) options to purchase 38,400 shares of common stock that are exercisable within 60 days of April 13, 2022.

(16)	Consists of (i) 197,340 shares of common stock, and (ii) options to purchase 2,247,674 shares of common stock that are exercisable within 60 days of April 13, 2022.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this Proxy Statement and the transactions described below, since January 1, 2021 there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm's-length transactions.

Employment Agreements

We have employment agreements or offer letters with our executive officers. For more information regarding our agreements with our named executive officers for the fiscal year ended December 31, 2021, see the section titled “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Employment Arrangements With Our Named Executive Officers.”

Indemnification Agreements

At the time of our initial public offering, we entered into agreements to indemnify our directors and certain executive officers. These agreements will, among other things, require us to indemnify these individuals for certain expenses (including attorneys' fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person's status as a member of our Board of Directors to the maximum extent allowed under Delaware law.

Policies for Approval of Related Party Transactions

Our Board of Directors reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. In connection with our initial public offering, we adopted a formal written policy that our executive officers, directors, holders of more than five percent of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our Board of Directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, holders of more than 5% of any class of our voting securities, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee will consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, but not limited to, whether the transaction will be on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party's interest in the transaction. All of the transactions described in this section were entered into prior to the adoption of this policy.

Item 14.  Principal Accountant’s Fees and Services

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by PwC Wirtschaftsprüfung GmbH (PCAOB ID 1259) for the fiscal years ended December 31, 2021 and 2020.

Fee Category	Year ended December 31, 2021	Year ended December 31, 2020
Audit Fees (1)	508,514	497,387
Audit-Related Fees (2)	0	821,326
Tax Fees	0	0
All Other Fees	0	0
Total	508,514	1,318,713

(1)	“Audit Fees” consist of fees for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements and other professional services provided in connection with regulatory filings. The Audit Fees incurred by PwC Wirtschaftsprüfung GmbH for the fiscal years ended December 31, 2021 and 2020 have been converted to USD at exchange rates valid at the time of the respective accounting entry, based on the exchange rates published by the Federal Reserve Bank.
(2)	“Audit-Related Fees” for the year ended December 31, 2020 consist of fees for our follow-on financing which closed in December 2020.

Pre-Approval Policies and Procedures

The Company’s Audit Committee has adopted procedures requiring the pre-approval of all non-audit services performed by the Company’s independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the audit committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. The Audit Committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

The standard applied by the Audit Committee in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid therefore and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

All of the services rendered by PwC Wirtschaftsprüfung GmbH with respect to the 2021 and 2020 fiscal years were pre-approved by the audit committee in accordance with this policy.

Part IV

Item 15.  Exhibits.

(1) Financial Statements

No financial statements are filed with this Amendment. These items were included as part of the Original Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is otherwise included in the Original Form 10-K.

(3) Exhibits.

The following is a list of exhibits filed as part of this Amendment.

Exhibit Number	Description
31.1*	Certificate of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKIPA Pharma Inc.

Date: May 2, 2022	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Joern Aldag	Chief Executive Officer and Director	May 2, 2022
Joern Aldag	(Principal Executive Officer)

/s/ Reinhard Kandera	Chief Financial Officer and Director	May 2, 2022
Reinhard Kandera	(Principal Financial and Accounting Officer)

/s/ Jan van de Winkel
Jan van de Winkel, Ph.D.	Chairman of the Board	May 2, 2022

/s/ Michael A. Kelly
Michael A. Kelly	Director	May 2, 2022

/s/ David Kaufman
David Kaufman	Director	May 2, 2022

/s/ Christoph Lengauer
Christoph Lengauer, Ph.D.	Director	May 2, 2022

/s/ Julie O’Neill
Julie O’Neill	Director	May 2, 2022

/s/ Timothy Reilly
Timothy Reilly, Ph.D.	Director	May 2, 2022

