Form 10-Q
period 2022-03-31
HOOKIPA Pharma Inc.
filed 2022-05-16
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 50,872,734 shares of common stock and 3,819,732 shares of Class A common stock outstanding, each $0.0001 par value per share.

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$140,825	$65,921
Restricted cash	555	566
Accounts receivable	703	6,895
Receivable research incentives	15,622	14,271
Prepaid expenses and other current assets	13,374	14,482
Total current assets	171,079	102,135
Non-current assets:
Restricted cash	423	425
Property, plant and equipment, net	17,100	16,352
Operating lease right of use assets	5,313	5,673
Finance lease right of use assets	—	90
Other non-current assets	1,796	1,370
Total non-current assets	24,632	23,910

Total assets	$195,711	$126,045

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,708	$8,762
Deferred revenues	10,696	5,538
Operating lease liabilities, current	1,724	1,682
Accrued expenses and other current liabilities	8,725	8,880
Loans payable, current	3,375	2,792
Total current liabilities	31,228	27,654
Non-current liabilities
Loans payable, non-current	1,766	2,219
Operating lease liabilities, non-current	3,603	3,911
Deferred revenues, non-current	8,711	21
Other non-current liabilities	2,474	2,648
Total non-current liabilities	16,554	8,799
Total liabilities	47,782	36,453

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; Series A convertible preferred stock, 2,978 shares designated, 1,697 shares outstanding at March 31, 2022 and December 31, 2021, respectively; Series A-1 convertible preferred stock, 15,800 shares and no shares designated, 15,800 shares and no shares outstanding at March 31, 2022 and December 31, 2021, respectively	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 50,872,734 shares and 27,383,483 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	3
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 3,819,732 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	0	0
Additional paid-in capital	393,925	317,135
Accumulated other comprehensive loss	(5,267)	(4,780)
Accumulated deficit	(240,734)	(222,766)
Total stockholders’ equity	147,929	89,592

Total liabilities and stockholders’ equity	$195,711	$126,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Revenue from collaboration and licensing	$1,445	$5,301
Operating expenses:
Research and development	(16,620)	(20,164)
General and administrative	(4,972)	(4,309)
Total operating expenses	(21,592)	(24,473)
Loss from operations	(20,147)	(19,172)
Other income (expense):
Grant income	$1,887	$2,204
Interest income	7	7
Interest expense	(243)	(219)
Other income and (expenses), net	528	(58)

Total other income, net	2,179	1,934

Net loss before tax	(17,968)	(17,238)

Income tax expense	(0)	(0)

Net loss	(17,968)	(17,238)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	(487)	(476)
Comprehensive loss	$(18,455)	$(17,714)

Net loss per share — basic and diluted	$(0.40)	$(0.53)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2021	1,697	$0	27,383,483	$3	3,819,732	$0	$317,135	$(4,780)	$(222,766)	$89,592
Issuance of Series A-1 convertible preferred stock upon public offering at $2,000 per share for cash, net of issuance costs of $1,975	15,800	0	—	—	—	—	29,625	—	—	29,625
Issuance of common stock upon public offering at $2.00 per share for cash, net of issuance costs of $2,713	—	—	21,700,000	2	—	—	40,685	—	—	40,687
Issuance of common stock upon stock purchase agreement with Gilead at $3.00 per share for cash, no issuance costs	—	—	1,666,666	0	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of stock options	—	—	10,034	0	—	—	1	—	—	1
Vesting of equity grants	—	—	112,551	0	—	—	(0)	—	—	—
ATM costs	—	—	—	—	—	—	(142)	—	—	(142)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(487)	—	(487)
Stock-based compensation expense	—	—	—	—	—	—	1,621	—	—	1,621
Net loss	—	—	—	—	—	—	—	—	(17,968)	(17,968)
Balances as of March 31, 2022	17,497	$0	50,872,734	$5	3,819,732	$0	$393,925	$(5,267)	$(240,734)	$147,929

Balances as of December 31, 2020	2,978	$0	25,948,712	$3	3,819,732	$0	$309,288	$(6,067)	$(147,101)	$156,123
Issuance of common stock upon exercise of stock options	—	—	33,806	0	—	—	125	—	—	125
Vesting of restricted stock	—	—	12,140	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(476)	—	(476)
Stock-based compensation expense	—	—	—	—	—	—	1,521	—	—	1,521
Net loss	—	—	—	—	—	—	—	—	(17,238)	(17,238)
Balances as of March 31, 2021	2,978	$0	25,994,658	$3	3,819,732	$0	$310,934	$(6,543)	$(164,339)	$140,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2022	2021
Operating activities:
Net loss	$(17,968)	$(17,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,621	1,521
Depreciation and amortization expense	1,078	1,103
Other non-cash items	74	—
Changes in operating assets and liabilities:
Accounts receivable	6,075	1,055
Receivable research incentives	(1,655)	942
Prepaid expenses and other current assets	756	73
Other non-current assets	(460)	(1,267)
Accounts payable	(1,614)	444
Deferred revenues	14,128	(882)
Operating lease liabilities	(421)	(466)
Accrued expenses and other liabilities	9	(263)
Other non-current liabilities	110	581
Net cash provided by (used in) operating activities	1,733	(14,397)

Investing activities:
Purchases of property and equipment	(1,828)	(330)

Net cash used in investing activities	(1,828)	(330)

Financing activities:
Payments related to finance leases	(20)	(24)
Proceeds from issuance of convertible preferred stock, net of issuance costs	29,625	—
Proceeds from issuance of common stock, net of issuance costs	45,688	125

Net cash provided by financing activities	75,293	101

Net increase (decrease) in cash, cash equivalents and restricted cash	75,198	(14,626)

Cash, cash equivalents and restricted cash at beginning of period	66,912	143,177
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(307)	(406)
Cash, cash equivalents and restricted cash at end of period	$141,803	$128,145

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$(0)	$(0)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$(504)	$(398)
Lease assets obtained in exchange for new operating lease liabilities	$240	$—

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

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement for interim reporting. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The results for any interim period are not necessarily indicative of results for any future period. Certain previous year amounts have been reclassified to conform to the current year presentation.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through March 31, 2022, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $18.0 million for the three months ended March 31, 2022 and $75.7 million for the year ended December 31, 2021. As of March 31, 2022, the Company had an accumulated deficit of $240.7 million. The Company expects to continue to generate operating losses in the foreseeable future. As of May 16, 2022, the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

The Company will seek additional funding in order to reach its development and commercialization objectives. The Company may seek funds through further equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

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

On March 11, 2020 the World Health Organization designated COVID-19 as a global pandemic. The Company believes the extent of the COVID-19 pandemic’s impact on the Company’s business, results of operations and financial condition has been, and will continue to be driven by many factors, most of which are beyond the Company’s control and ability to forecast. Because of these uncertainties, the Company cannot estimate how long or to what extent the pandemic will impact its operations. The Company’s accounting estimates and assumptions may change over time in response to COVID-19 and the change could be material in future periods. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the three months ended March 31, 2022 and March 31, 2021 the net proceeds from the Company’s offerings have been deposited in bank accounts with investment grade U.S. financial institutions and have been partially invested in a money market fund. The money market fund, held in U.S. dollars, is primarily invested in U.S. and foreign short-term debt obligations. As of March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of March 31, 2022 and December 31, 2021, respectively, Gilead Sciences, Inc. (“Gilead”) accounted for the majority of the accounts receivable balance. For the three months ended March 31, 2022 and March 31, 2021 Gilead accounted for the majority of the Company’s revenues. No other customers accounted for more than 10.0% of accounts receivable or net sales. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash equivalents consisted of money market funds.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company uses the implicit rate when readily determinable and uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. The lease payments used to determine ROU assets may include lease incentives, stated rent increases and escalation clauses linked to rates of

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

inflation when determinable and are recognized as a ROU asset on the consolidated balance sheet. In addition, certain of the Company’s arrangements contain lease and non-lease components. The Company generally separates lease payments from non-lease payments. Operating leases are reflected in operating lease assets, in current operating lease liabilities and non-current operating lease liabilities in the consolidated balance sheets. Finance leases are reflected in finance lease assets, in accrued expenses and other current liabilities and in other non-current operating lease liabilities in the consolidated balance sheets. The ROU asset is tested for impairment in accordance with Accounting Standards Codification (“ASC”) 360.

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

Revenue recognition from contracts with customers

The Company entered into a collaboration and license agreement (as amended and restated, the “Gilead Agreement”) with Gilead whereby the parties agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of the hepatitis B virus (“HBV”) and the human immunodeficiency virus (“HIV”). In February 2022, the Company signed an amended and restated collaboration agreement (the “Restated Collaboration Agreement”), which revised the terms only for the HIV program, whereby the Company will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. The Company’s performance obligations under the terms of the original agreement include one combined performance obligation for each research program (HBV and HIV) comprised of the transfer of intellectual property rights (licenses) and providing research and development services. The terms of the Restated Collaboration Agreement added an additional performance obligation to perform research and development work for the HIV program to the Company. The licenses do not represent distinct performance obligations, because they cannot be used without the research and development services. Payments to the Company under this agreement include a non-refundable up-front payment, payments for research and development activities, payments based upon the achievement of defined milestones, and if certain future conditions are met, payments for manufacturing services, commercial milestones and royalties on product sales.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Upfront payment and program initiation payment

The non-refundable upfront-payment received by the Company upon signing of the Gilead Agreement, and milestone payments that were linked to future performance obligations, were initially recorded as deferred revenue and allocated between the two research program performance obligations. Such amounts are recognized as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development labor hours (input method) for each of the obligations. The percent of completion basis using labor hours was considered the best measure of progress in which control of the combined performance obligations transfers to the customer, due to the short time intervals in which research results are shared with the collaboration partner and the nature of the work being performed.

The non-refundable program initiation payment received by the Company upon signing of an amendment and restatement of the Gilead Agreement was also initially recorded as deferred revenue and is recognized on a percent of completion basis using total estimated research and development costs (input method) for the performance of the obligations. The percent of completion basis using research and development costs was considered the best measure of progress in which control of the performance obligations transfers to the customer, due to the immediate benefit that it adds to the value of the customer’s rights on the program, the short time intervals in which development results are shared and the nature of the work being performed.

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

Adopted as of current period

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they have received government assistance and when they use a grant or contribution accounting model by analogy to other accounting guidance (e.g., a grant model under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, or ASC 958-605, Not-For-Profit Entities — Revenue Recognition). Topic 832 requires the annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy of information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, significant terms and conditions of the transactions, including commitments and contingencies. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021. The Company has already provided all relevant disclosures regarding Government Assistance on its consolidated financial statements prior adoption of ASU 2021-10. Therefore, the early adoption of this standard as of January 1, 2022 on a prospective basis did not have a material impact on the Company’s consolidated financial statements.

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

3. Collaboration and Licensing Agreements

Gilead Collaboration and License Agreement

In June 2018, the Company entered into the Gilead Agreement whereby the Company and Gilead agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment,

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

cure, diagnosis or prevention of HBV and HIV. In February 2022, the Company signed an Amended and Restated Collaboration Agreement, which altered key aspects of the collaboration pertaining to the HIV therapeutic. Most importantly, the Amended and Restated Collaboration Agreement allocated additional research and development responsibility to the Company with respect to the Company’s HIV candidate and provided for additional funding by Gilead of such research and development activities as well as increased later stage development and commercial milestone payments.

Under the original Gilead Agreement, the Company granted Gilead an exclusive, royalty-bearing license to the Company’s technology platforms. Upon entering into the agreement in June 2018, the Company received a non-refundable $10.0 million upfront payment from Gilead and upon signing of the amended and restated agreement, the Company received a program initiation fee of $15.0 million. Gilead is also obligated to make additional payments to the Company upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to $140 million for the HBV program, and up to $172.5 million, inclusive of the $10.0 million option exercise payment, for the HIV program upon Gilead’s exercise of such option. The commercial milestones amount to a total of $50.0 million for the HBV program, and $65.0 million for the HIV program upon Gilead’s exercise of the option. Additionally, Gilead is obligated to pay royalties on net sales for each program. Payments from Gilead generally have a 60 days payment term.

The $10.0 million upfront payment, the $15.0 million initiation fee and $8.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of March 31, 2022, $18.2 million of such payments were included as a liability in deferred revenues, current and non-current. As of December 31, 2021, $4.3 million of upfront and milestone payments were included as a liability in deferred revenues, current. Approximately 45% of deferred revenue is expected to be recognized as revenue in the remainder of 2022, 29% in 2023, 16% in 2024 and the remaining 10% in 2025.

As of March 31, 2022, $1.1 million of cost reimbursements for research and development services were included as a liability in deferred revenues. As of December 31, 2021, $1.2 million of cost reimbursements for research and development services were included as a liability in deferred revenues. Reimbursements for external costs are recognized as revenues in the period in which the services are provided and external costs are recognized.

In the three months ended March 31, 2022, the Company recognized $0.6 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.8 million revenue from cost reimbursements for research and development services, of which $0.1 million were initially recorded as deferred revenue in the consolidated balance sheet. In the three months ended March 31, 2021, the Company recognized $0.7 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $4.6 million revenue from cost reimbursements for research and development services, of which $0.3 million were initially recorded as deferred revenue in the consolidated balance sheet.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of March 31, 2022 and December 31, 2021, the contract asset and the liability relating to the sublicense payment was $0.3 million and $0.3 million, respectively.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Fair Value Measurement at March 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,406	$—	$—	$25,406
Total	$25,406	$—	$—	$25,406

	Fair Value Measurement at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,403	$—	$—	$35,403
Total	$35,403	$—	$—	$35,403

During the three months ended March 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021

Land	$2,031	$2,072
Leasehold improvements	3,281	3,348
Construction in progress	8,783	7,746
Laboratory equipment	7,155	7,025
Furniture and fixtures	638	651
Computer equipment and software	1,843	1,876
Property and equipment, gross	23,731	22,718
Less: Accumulated depreciation	(6,631)	(6,366)
Property and equipment, net	$17,100	$16,352

Construction-in-progress as of March 31, 2022 and December 31, 2021 related to investments in connection with the Company’s GMP manufacturing facility project.

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

As of March 31, 2022, the Company recognized receivables of $15.6 million from the research incentive program, which are reported in research incentive receivables in the Company’s condensed consolidated balance sheet. As of December 31, 2021, the receivables from the research incentive program were $14.3 million.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the three months ended March 31, 2022 and 2021, the Company recorded $1.7 million and $2.0 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations as part of the grant income.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Salaries and bonuses	3,217	4,754
Social security contributions	271	250
Unearned grant income (current)	571	693
Sublicense fees	—	304
Accrued external research and development expenses	3,511	2,165
Accrued external general and administration expenses	895	629
Accrued for property and equipment acquisitions	—	7
Finance lease liabilities	—	21
Other accruals and liabilities	260	57
	$8,725	$8,880

8. Loans payable

As of March 31, 2022 and December 31, 2021, loans payable consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Loans from FFG	$5,954	$6,074
Unamortized debt discount	(813)	(1,063)
Total loans payable, net	$5,141	$5,011

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

No principal repayment was made in the three months ended March 31, 2022 and March 31, 2021, respectively.

As of March 31, 2022, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Payments Due by Calendar Year	Amount
2022 (remaining 9 months)	2,993
2023	1,785
2024	1,176
2025	—
2026	—
Thereafter	—
Total	$5,954

9. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of March 31, 2022, the Company was authorized to issue 100,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock and 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock. As of March 31, 2022, the Company had 50,872,734 shares of common stock, 3,819,732 shares of Class A common stock, 1,697 shares of Series A convertible preferred stock and 15,800 shares of Series A-1 convertible preferred stock outstanding and issued.

On February 15, 2022, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gilead, that requires Gilead, at the Company’s option, to purchase up to $35.0 million of the Company’s common stock. On February 15, 2022, Gilead purchased an initial amount of 1,666,666 unregistered shares of the Company’s common stock in exchange for $5.0 million in cash at a purchase price per share equal to $3.00. Pursuant to the terms of the Stock Purchase Agreement, the Company may require Gilead to purchase the balance of the $30.0 million of common stock, at the discretion of the Company, in one or two subsequent purchases at a price equal to the volume weighted average purchase price preceding such purchase, as defined in the Stock Purchase Agreement, plus, for the first subsequent purchase, which can be up to the full $30.0 million balance, a premium of 30%. The Company’s right to sell shares of its common stock to Gilead is subject to specified limitations, including a limitation that prevents the Company from requesting purchases of shares of common stock by Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead. At March 31, 2022, this limitation would have prevented the Company to request from Gilead the purchase of the full $30.0 million balance of the investment commitment. The Company agreed to file a registration statement on Form S-3 to register for resale the shares of common stock issued to Gilead within six months from the issuance of the initial 1,666,666 shares of common stock, and within four months for any additional issuances of common stock to Gilead.

On March 4, 2022, the Company closed a public offering of 21,700,000 shares of its common stock and of 15,800 shares of Series A-1 convertible preferred stock at a public offering price of $2.00 and $2,000.00 per share, respectively, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses including pro-rata ATM expenses.

The Company has two series of preferred stock authorized, issued and outstanding as of March 31, 2022: Series A convertible preferred stock and Series A-1 convertible preferred stock. Shares of Series A and Series A-1 convertible preferred stock may be independently converted into common stock. Holders of Series A and Series A-1 convertible preferred stock have equal rights, powers and privileges.

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of Class A common stock and Series A and Series A-1 convertible preferred stock are not entitled to vote, except as required by law. The holders of common stock and Class A common stock do not have any cumulative voting rights.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Each holder of Class A common stock has the right to convert each share of Class A common stock into one share of common stock at such holder's election. Each holder of Series A and Series A-1 convertible preferred stock has the right to convert each share of Series A and Series A-1 convertible preferred stock into 1,000 shares of common stock at any time at the holder’s option, provided that the holder will be prohibited, subject to certain exceptions, from converting Series A and Series A-1 preferred stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

Holders of common stock and Class A common stock are entitled to receive ratably any dividends declared by the board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. Holders of Series A and Series A-1 preferred stock will be entitled to receive dividends at a rate equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of the Company’s common stock. Holders of common stock and Class A common stock have no preemptive rights, conversion rights, or other subscription rights or redemption or sinking fund provisions.

In the event of a liquidation, dissolution, or winding up of the Company, holders of our Series A and Series A-1 preferred stock will receive a payment equal to $0.001 per share of Series A and Series A-1 preferred stock before any proceeds are distributed to the holders of common stock. Then, holders of common stock and Class A common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities.

10. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Board of Directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of March 31, 2022, 946,563 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

Three months ended March 31,
2022

Risk-free interest rate	1.64%
Expected term (in years)	5.0
Expected volatility	85.8%
Expected dividends	—%

For the 2022 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data. There were no stock options granted during the three months ended March 31, 2021.

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2022 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2021	4,231,178	$9.21	7.5	$1,640
Granted	145,071	1.50
Exercised	(10,034)	0.10
Forfeited	(67,269)	10.09
Outstanding as of March 31, 2022	4,298,946	$8.96	7.3	$1,688

Options exercisable as of March 31, 2022	2,682,044	$7.80	6.8	$1,681
Options unvested as of March 31, 2022	1,616,902	$10.86	8.2	$7

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of March 31, 2022 and December 31, 2021, was $2.28 and $2.33, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Cash received from stock option exercise under share-based payment arrangements for the three months ended March 31, 2022 was $1 thousand. Cash received from stock option exercise under share-based payment arrangements for the three months ended March 31, 2021 was $125 thousand.

Common Stock Awards

In the three months ended March 31, 2022 the Company issued unrestricted shares of common stock to its executive team. The Company’s executive team agreed to convert a portion of their base salaries, for the six months ending June 30, 2022 for shares of the Company’s fully vested common stock having a value equal to their foregone salary, determined based on a value of $3.00 per share, resulting in the issuance of 112,551 shares of common stock. The total fair value of common stock awards issued during the three months ended March 31, 2022 was $0.2 million. The grant date fair value per share of common stock was $1.50 and was measured at the closing price of the common stock on the date of grant. Expenses were recorded immediately and are included in stock based compensation in the three months ended March 31, 2022.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2022	2021
Research and development expenses	$618	$624
General and administrative expenses	1,003	897
	$1,621	$1,521

11. Income taxes

Income tax expense during the three months ended March 31, 2022 and 2021 resulted from minimum tax obligations. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.

12. Commitments and contingencies

Operating and Finance Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company’s operating lease right-of-use assets were $5.3 million and $5.7 million, respectively, which are reported in operating lease right-of-use assets in the Company’s

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

condensed consolidated balance sheets. As of March 31, 2022 the Company had no finance lease right-of-use assets, as of December 31, 2021, the Company’s finance lease right-of-use assets were $0.1 million, which are reported in finance lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2022, the Company had outstanding operating lease obligations of $5.3 million, of which $1.7 million is reported in operating lease liabilities, current portion and $3.6 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of March 31, 2022, the Company had no outstanding finance lease obligations. As of December 31, 2021, the Company had outstanding operating lease obligations of $5.6 million, of which $1.7 million is reported in operating lease liabilities, current portion and $3.9 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2021, the Company had outstanding finance lease obligations of less than $0.1 million, which is reported in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 1.4% and 3.5 years, respectively.

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of March 31, 2022, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $8.1 million, of which $8.0 million relate to 2022 (remaining nine months) deliverables, less than $0.1 million relate to 2023, and less than $0.1 million relate to 2024 deliverables.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three months ended March 31, 2022, the Company recorded $0.3 million, in licensing fees related to intellectual property licenses as general and administrative expenses. These amounts are partly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company is currently a party to a patent proceeding opposing European Patent No. 3218504, which was granted to the University of Geneva in July 2020 and is exclusively licensed to the Company. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably, the Company does not expect that the pending patent opposition, and any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Company. However, if, as a result of the current patent proceeding, the Company would lose all, or at least part, of the protection under the opposed patent, such loss could erode the Company’s competitive position and harm its business and ability to achieve profitability. The Company expenses the costs related to the pending and other such legal proceedings as incurred.

13. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended March 31,
	2022	2021
Numerator:
Net loss	$(17,968)	$(17,238)

Denominator:
Weighted-average common shares outstanding, basic and diluted	38,603,022	29,788,284
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,697,000	2,978,000
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	4,740,000	—
Total number of shares used to calculate net loss per share, basic and diluted	45,040,022	32,766,284

Net loss per share, basic and diluted	$(0.40)	$(0.53)

(1) Series A and Series A-1 convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. Series A and Series A-1 convertible preferred stock is therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted in common stock. Each share of Series A and Series A-1 convertible preferred stock is independently convertible into 1,000 shares of common stock. 1,697,000 shares of the Company’s common stock are issuable upon conversion of Series A convertible preferred stock and 15,800,000 shares of the Company’s common stock are issuable upon conversion of Series A-1 convertible preferred stock (see Note 9).

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three months ended March 31,
	2022	2021
Options issued and outstanding	4,298,946	3,504,766
Unvested restricted stock units	—	31,560
Total	4,298,946	3,536,326

14. Subsequent events

Stock option grant

In April 2022, the Company granted stock options at an exercise price of $1.66 per stock option to employees to purchase 1,065,370 shares of common stock. All options granted on April 19, 2022 vest over four years, with 25% of the options vesting on February 15, 2023 and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the vesting date, provided the option holder continues to have an employment relationship with the Company on each vesting date.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year end December 31, 2021, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics based on our proprietary arenavirus platform that is designed to target and amplify T cell immune responses to disease. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by inducing CD8+ T cell response levels previously not achieved by other immunotherapy approaches.

We are building a proprietary immuno-oncology pipeline by targeting oncoviral cancer antigens, self-antigens and next-generation antigens. Our oncology portfolio includes three disclosed programs, HB-200, HB-300, and HB-700, which all use our replicating technology. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive cancers, or HPV16+, in an ongoing Phase 1/2 clinical trial. HB-300 is in development for the treatment of prostate cancer and expected to move into the clinic after our planned third quarter 2022 filing of an investigational new drug application filing. HB-700 is our newest asset in preclinical development for treatment of KRAS mutated cancers, including, lung, colorectal and pancreatic cancers.

Our HB-200 program is comprised of HB-201 single vector therapy and HB-201/HB-202 two vector therapy. Both therapies are being evaluated in an ongoing HB-200 Phase 1/2 clinical trial. In November 2021, we announced interim data from our ongoing Phase 1 portion of the study, showing promising anti-tumor activity against advanced/metastatic HPV16+ cancers and favorable tolerability. Data demonstrated responses and stable disease in head and neck cancer patients who failed prior standard of care therapy. We believe that these early-stage data establish proof of concept for our replicating single-vector immunotherapy in oncology.

In September 2021, we entered into a clinical collaboration with Merck & Co., Inc. to evaluate the combination of HB-200 and Merck & Co., Inc’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) in a separate randomized Phase 2 trial. In January 2022, we dosed the first patient with a combination of HB-201 and pembrolizumab for the treatment of first line advanced/metastatic HPV16+ HNSCC in the Phase 2 expansion portion of the ongoing Phase 1/2 trial.

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

We have funded our operations to date primarily from public offerings of common stock and convertible preferred stock, including our initial public offering, as well as private placements of our redeemable convertible preferred stock, grant funding and loans from an Austrian government agency, and upfront, milestone and initiation payments from Gilead in connection with a research collaboration and license agreement.

On April 23, 2019, we completed an initial public offering of our common stock, the IPO, in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3.9 million shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. On March 4, 2022, we completed a follow-on public offering in which we issued 21.7 million shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses including pro-rata ATM expenses. In addition, in February 2022, Gilead purchased 1.7 million unregistered shares of our common stock for $5.0 million. As of March 31, 2022, the principal amount outstanding under loans from government agencies was $6.0 million and we had cash, cash equivalents and restricted cash of $141.8 million.

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

All of our product candidates, including our most advanced oncology product candidate, HB-200, will require substantial additional development time and resources before we would be able to apply for and receive regulatory approvals and begin generating revenue from product sales. Before launching our first products, if approved, we plan to establish our own manufacturing facility to reduce or eliminate our reliance on contract manufacturing organizations, or CMOs, which will require substantial capital expenditures and cause additional operating expenses. We currently have no marketing and sales organization and have no experience in marketing products; accordingly, we will incur significant expenses to develop a marketing organization and sales force in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. In addition, we expect to continue to incur legal, accounting and other expenses in operating our business, including the costs associated with operating as a public company.

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

We have incurred net losses each year since our inception in 2011, including net losses of $18.0 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $240.7 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish further commercial manufacturing capacity.

Special Note About Coronavirus (COVID-19)

In March 2020, we announced initial potential business impacts related to the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), or coronavirus, which causes coronavirus disease, or COVID-19. As a result of the ongoing COVID-19 pandemic, we have experienced, and may further experience, disruptions that have and could further adversely impact our business operations as well as our preclinical studies and clinical trials. Specifically, nearly all of the Phase 2 trial sites we utilize for our HB-101 Phase 2 trial had temporarily suspended enrollment of patients, resumed patient enrollment, but suspended enrollment again during periods of increased confirmed infections in the United States and Europe. As a result, the total number of patients in the trial at the conclusion of enrollment in June 2021 was below the originally planned number of patients. While we have since commenced enrollment in this trial, we continue to evaluate the impact of the ongoing COVID-19 pandemic on our trials.

In addition, certain aspects of our supply chain were temporarily impacted as certain of our third-party suppliers and manufacturers had paused their operations in response to the COVID-19 pandemic or had otherwise encountered delays in providing their services. The uncertainties resulting from the COVID-19 pandemic led us to temporarily focus on our core program, HB-200, as well as research and development activities under our collaboration with Gilead. Certain earlier stage programs, including HB-300 were temporarily de-prioritized and only allocated the resources that could be made available without impacting our core programs. While we have resumed activities for these earlier stage programs in 2021, we continue to evaluate the extent to which potential constraints of our third-party suppliers and manufacturers will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. The ultimate impact of the coronavirus pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

Furthermore, in order to preserve resources and liquidity during the pandemic, all of our officers had waived at least 25% of their cash salaries for the three months ended June 30, 2020, and the vast majority of our employees agreed to a temporary salary reduction of 20% for the three months ended June 30, 2020. We compensated our officers and employees for the forgone cash salaries by issuing restricted stock units in July 2020. During 2020, our directors also elected to receive equity instead of cash for their accrued board fees. Staff may work from home in accordance with our “working from home” policy, and we encourage our Vienna employees to make use of the readily-available PCR testing in order to enhance health and safety, in particular for laboratory work that has to be performed on site.

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

Under the Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement, which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Collaboration Agreement, Gilead will retain an exclusive right, the Option, to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Collaboration Agreement with respect to the HBV program, and if the Option is exercised, any manufacturing costs related to the HIV program. Through to March 31, 2022, we have received from Gilead the non-refundable upfront payment of $10.0 million, $16.2 million in milestone payments for the achievement of pre-clinical research milestones, and the initiation payment of $15.0 million upon execution of the Restated Collaboration Agreement to fund our future performance of development activities under the Restated Collaboration Agreement. In addition, we have recognized $36.4 million of cost reimbursements for research and development services performed under the Collaboration Agreement.

We determined that our performance obligations under the terms of the original Collaboration Agreement included one combined performance obligation for each of the HBV and HIV research programs, comprised of the transfer of intellectual property rights and providing research and development services. Accordingly, we recognized these amounts as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development labor hours for each of the performance obligations. The terms of the Restated Collaboration Agreement added an additional performance obligation to perform research and development work for the HIV program to the Company. We recognize the amounts of revenue allocated to the performance obligation resulting from the Restated Collaboration Agreement on a percent of completion basis over the performance period, using total estimated research and development costs as the measure of progress.

Operating Expenses

Our operating expenses since inception have only consisted of research and development costs and general administrative costs.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting a Phase 1 clinical trial and the ongoing Phase 2 clinical trial for HB-101 as well as the ongoing HB-200 Phase 1/2 study, and preparing an investigational new drug, or IND, application for HB-300. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended March 31,
	2022	2021
HB-200 program	$7,413	$9,754
HB-300 program	2,767	1,250
Gilead partnered programs(1)	1,733	4,820
Other and earlier-stage programs	4,089	3,643
Other unallocated research and development expenses	618	697
Total research and development expenses	$16,620	$20,164

(1) Expenses incurred in connection with Gilead partnered programs were fully reimbursed by Gilead in 2021 and partially reimbursed in 2022, and such reimbursements were accounted for as revenue.

Other unallocated research and development expenses include stock-based compensation expense, certain lease expenses and other operating expenses that we do not track on a program-by-program basis, since our research and development employees and infrastructure ressources are utilized across our programs.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance and investor relations, business development and administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, lease expenses related to our offices, premiums for directors and officers liability insurance, intellectual property costs incurred in connection with filing and prosecuting patent applications as well as third-party license fees, depreciation and other costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our current and future product candidates, increase our headcount and investor relations activities and maintain compliance with requirements of the Nasdaq Global Select Market and the Securities and Exchange Commission.

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of March 31, 2022.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Revenue from collaboration and licensing	$1,445	$5,301
Operating expenses:
Research and development	(16,620)	(20,164)
General and administrative	(4,972)	(4,309)
Total operating expenses	(21,592)	(24,473)
Loss from operations	(20,147)	(19,172)
Other income (expense):
Grant income	1,887	2,204
Interest income	7	7
Interest expense	(243)	(219)
Other income and expenses, net	528	(58)
Total other income (expense), net	2,179	1,934
Net loss before tax	(17,968)	(17,238)
Income tax expense	(0)	(0)
Net loss	$(17,968)	$(17,238)

Revenue from Collaboration and Licensing

Revenue was $1.4 million for the three months ended March 31, 2022 and $5.3 million for the three months ended March 31, 2021.

The decrease of $3.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to lower cost reimbursements received under the Collaboration Agreement with Gilead and the fact that the $4.0 million milestone payment and the $15.0 million initiation fee received in the three months ended March 31, 2022 were mostly recorded as deferred revenue to be recognized in future accounting periods.

For the three months ended March 31, 2022, revenue included $0.8 million from reimbursement of research and development expenses, and $0.6 million from partial recognition of the milestone and initiation payments that were initially recorded as deferred revenue.

For the three months ended March 31, 2021, revenue included $4.6 million from reimbursement of research and development expenses and $0.7 million from partial recognition of the upfront and milestone payments that were initially recorded as deferred revenue.

Research and Development Expenses

For the three months ended March 31, 2022, our research and development expenses were $16.6 million, compared to $20.2 million for the three months ended March 31, 2021.

The decrease of $3.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was attributable to a decrease in direct research and development expenses of $3.6 million, partially offset by an increase in indirect research and development expenses of less than $0.1 million. The decrease in direct research and development expenses was primarily driven by lower manufacturing expenses for our HB-200 and Gilead partnered programs and lower clinical study expenses due to the completion of patient enrollment of the Phase 2 trial for our HB-101 program. Indirect research and development expenses increased mainly because of an increase in professional and consulting fees, partially offset by a decrease in personnel related costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $5.0 million, compared to $4.3 million for the three months ended March 31, 2021. The increase of $0.7 million was primarily due to an increase in professional and consulting fees of $0.7 million, an increase in personnel-related expenses of $0.2 million, partially offset by a decrease in other expenses of $0.2 million. The increase in personnel-related expenses resulted from increased stock compensation expenses, a growth in headcount along with increased salaries in our general and administrative functions. The increase in professional and consulting fees was primarily attributable to $0.6 million of intellectual property costs incurred in connection with filing and prosecuting patent applications as well as third-party license fees.

Grant Income

In the three months ended March 31, 2022 we recorded grant income of $1.9 million, compared to $2.2 million in the three months ended March 31, 2021. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The decrease of $0.3 million was primarily due to lower income from Austrian research and development incentives.

Interest Income and Expense

Interest income was less than $0.1 million for the three months ended March 31, 2022 and for the three months ended March 31, 2021 as a result of the low or zero interest rates in the United States and Europe. Interest income represents interest from cash and cash equivalents held in US dollars resulting from the proceeds from the issuance of common and preferred stock as well as payments received under our Collaboration Agreement with Gilead. During the three months ended March 31, 2022 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros at our Austrian subsidiary that produced no material interest income due the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.2 million for the three months ended March 31, 2022 and for the three months ended March 31, 2021, respectively. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other income was $0.5 million for the three months ended March 31, 2022, compared to other expenses of $0.1 million for the three months ended March 31, 2021. The change in the three months ended March 31, 2022 resulted primarily from exchange rate differences and foreign currency remeasurements.

Liquidity and Capital Resources

Since our inception in 2011, we have funded our operations primarily from public offerings and private placements of common stock and convertible preferred stock, including our initial public offering, as well as private placements of our redeemable convertible preferred stock, grant funding and loans from an Austrian government agency, and upfront, milestone and initiation payments from Gilead in connection with a research collaboration and license agreement.

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. On March 4, 2022, we completed a follow-on public offering in which we issued 21,700,000 shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses including pro-rate ATM costs. We also received $41.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Collaboration Agreement with Gilead. In addition, in February 2022, Gilead purchased 1,666,666 unregistered shares of our common stock for $5.0 million. As of March 31, 2022, we had cash, cash equivalents and restricted cash of $141.8 million.

We entered into various funding agreements with the Austrian Research Promotion Agency, (Österreichische Forschungsförderungsgesellschaft, or FFG). The loans by FFG, or the FFG Loans, were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of our assets. The debt obligation is $6.0 million, principal repayments are due as follows: $3.0 million are due in the remaining nine months of 2022, $1.8 million are due in 2023, and the remaining $1.2 million are due upon final maturity in 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of March 31, 2022, the unamortized debt discount related to FFG Loans was $0.8 million.

We entered into arrangements with contract manufacturing organizations. As of March 31, 2022, we had total non-cancellable obligations under such contracts of $8.1 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of March 31, 2022, we had an accumulated deficit of $240.7 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Three months ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$1,733	$(14,397)
Net cash used in investing activities	(1,828)	(330)
Net cash provided by financing activities	75,293	101
Net increase (decrease) in cash and cash equivalents	75,198	(14,626)

Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2022, cash provided by operating activities was $1.7 million, which consisted of a net loss of $18.0 million, adjusted by non-cash charges of $2.8 million and cash provided due to changes in our operating assets and liabilities of $16.9 million. The non-cash charges consisted primarily of stock-based compensation of $1.6 million and depreciation and amortization expense of $1.1 million. The change in our operating assets and liabilities was primarily due an increase in deferred revenues of $14.1 million, resulting from the receipt of the $15.0 million program initiation payment, a decrease in accounts receivable of $6.1 million, resulting from the collection of pass through costs from Gilead, a decrease in prepaid expenses and other current assets of $0.8 million, and an increase in other non-current liabilities of $0.1 million, partially offset by an increase in receivable research incentives of $1.7 million, resulting from research incentive eligible research and development activities, a decrease in accounts payable of $1.6 million, an increase in other non-current assets of $0.5 million, and a decrease in operating lease liabilities of $0.4 million.

During the three months ended March 31, 2021, cash used in operating activities was $14.4 million, which consisted of a net loss of $17.2 million, adjusted by non-cash charges of $2.6 million and cash provided from changes in our operating assets and liabilities of $0.2 million. The non-cash charges consisted primarily of stock-based compensation of $1.5 million and depreciation and amortization expense of $1.1 million. The change in our operating assets and liabilities was primarily due to a decrease in accounts receivable of $1.1 million, a decrease in receivable research incentives of $0.9 million, an increase in other non-current liabilities of $0.6 million, an increase in accounts payable of $0.4 million, and a decrease in prepaid expenses and other current assets of $0.1 million, partially offset by an increase in other non-current assets of $1.3 million, a decrease in deferred revenues of $0.9 million, a decrease in operating lease liabilities of $0.5 million, and a decrease in accrued expenses and other current liabilities of $0.2 million.

Cash Used in Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $1.8 million. The increase of $1.5 million compared to the three months ended March 31, 2021 resulted from capital expenditures in connection with our own GMP manufacturing facility project and was partially offset by lower expenditures for improvements in our laboratory and office space, which were performed in 2021, and lower expenditures for purchase of equipment.

During the three months ended March 31, 2021, cash used in investing activities was $0.3 million and resulted from capital expenditures in connection with improvements of our laboratory and office space and purchase of property and equipment.

Cash Provided by Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities was $75.3 million and consisted mainly of net proceeds of $70.2 million from our follow-on public offering in March 2022 and of net proceeds of $5.0 million from Gilead’s purchase of 1,666,666 unregistered shares of our common stock in February 2022.

During the three months ended March 31, 2021, cash provided by financing activities was $0.1 million and resulted primarily from the payment of exercise prices of stock options.

Critical Accounting Policies and Estimates

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of March 31, 2022 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $141.8 million as of March 31, 2022, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

In April 2021, a third party opposed European Patent No. 3218504, or the EP ’504 Patent, which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. While the opposition was filed in the name and on behalf of Dr. Ursula Sprenzel, we believe that the real party in interest has not identified itself. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidates HB-201 and HB-202. We filed our formal response to the opposition with the European Patent Office (EPO) on September 3, 2021, in which we requested that the opposition be rejected and the EP ’504 Patent be maintained as granted. It is expected that the EPO’s opposition division will issue a preliminary opinion in the next 1 to 4 months, and summons the parties to oral proceedings within the next 6 to 10 months.

From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.     Risk Factors.

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become further subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition. Other than that, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2022.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by us during the three months ended March 31, 2022.

Item 3.      Defaults upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2022 (File No. 001-38869) and incorporated herein by reference).

10.1†

Amended and Restated Research Collaboration and License Agreement by and between the Registrant and Gilead Sciences, Inc., dated as of February 15, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on March 1, 2022 (File No. 001-38869) and incorporated herein by reference).

10.2

Stock Purchase Agreement, dated February 15, 2022, by and between the Registrant and Gilead Sciences, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022 (File No. 001-38869) and incorporated herein by reference).

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

32.1**	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*     Filed herewith.

**°°The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10 Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

†°°°Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKIPA Pharma Inc.

Date: May 16, 2022	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial and Accounting Officer)