Form 10-Q
period 2022-06-30
HOOKIPA Pharma Inc.
filed 2022-08-11
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 51,654,530 shares of common stock and 3,049,998 shares of Class A common stock outstanding, each $0.0001 par value per share.

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$117,918	$65,921
Restricted cash	523	566
Accounts receivable	1,187	6,895
Receivable research incentives	16,453	14,271
Prepaid expenses and other current assets	12,996	14,482
Total current assets	149,077	102,135
Non-current assets:
Restricted cash	418	425
Property, plant and equipment, net	16,952	16,352
Operating lease right of use assets	4,670	5,673
Finance lease right of use assets	—	90
Other non-current assets	1,095	1,370
Total non-current assets	23,135	23,910

Total assets	$172,212	$126,045

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,637	$8,762
Deferred revenues	9,828	5,538
Operating lease liabilities, current	1,647	1,682
Accrued expenses and other current liabilities	8,689	8,880
Loans payable, current	1,423	2,792
Total current liabilities	27,224	27,654
Non-current liabilities
Loans payable, non-current	819	2,219
Operating lease liabilities, non-current	2,988	3,911
Deferred revenues, non-current	6,981	21
Other non-current liabilities	2,246	2,648
Total non-current liabilities	13,034	8,799
Total liabilities	40,258	36,453

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; Series A convertible preferred stock, 2,978 shares designated, 1,697 shares outstanding at June 30, 2022 and December 31, 2021, respectively; Series A-1 convertible preferred stock, 15,800 shares and no shares designated, 15,800 shares and no shares outstanding at June 30, 2022 and December 31, 2021, respectively	0	0
Common stock, $0.0001 par value; 200,000,000 shares and 100,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 50,884,796 shares and 27,383,483 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	3
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 3,819,732 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	0	0
Additional paid-in capital	395,307	317,135
Accumulated other comprehensive loss	(6,268)	(4,780)
Accumulated deficit	(257,090)	(222,766)
Total stockholders’ equity	131,954	89,592

Total liabilities and stockholders’ equity	$172,212	$126,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue from collaboration and licensing	$2,746	$5,378	$4,191	$10,679
Operating expenses:
Research and development	(16,147)	(19,572)	(32,767)	(39,736)
General and administrative	(5,026)	(5,095)	(9,998)	(9,404)
Total operating expenses	(21,173)	(24,667)	(42,765)	(49,140)
Loss from operations	(18,427)	(19,289)	(38,574)	(38,461)
Other income (expense):
Grant income	$1,958	$2,505	$3,845	$4,709
Interest income	182	7	189	14
Interest expense	(231)	(218)	(474)	(437)
Other income and (expenses), net	163	(158)	691	(216)

Total other income, net	2,072	2,136	4,251	4,070

Net loss before tax	(16,355)	(17,153)	(34,323)	(34,391)

Income tax expense	(1)	(0)	(1)	(0)

Net loss	(16,356)	(17,153)	(34,324)	(34,391)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	(1,001)	293	(1,488)	(183)
Comprehensive loss	$(17,357)	$(16,860)	$(35,812)	$(34,574)

Net loss per share — basic and diluted	$(0.23)	$(0.52)	$(0.58)	$(1.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2021	1,697	$0	27,383,483	$3	3,819,732	$0	$317,135	$(4,780)	$(222,766)	$89,592
Issuance of Series A-1 convertible preferred stock upon public offering at $2,000 per share for cash, net of issuance costs of $1,975	15,800	0	—	—	—	—	29,625	—	—	29,625
Issuance of common stock upon public offering at $2.00 per share for cash, net of issuance costs of $2,713	—	—	21,700,000	2	—	—	40,685	—	—	40,687
Issuance of common stock upon stock purchase agreement with Gilead at $3.00 per share for cash, no issuance costs	—	—	1,666,666	0	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of stock options	—	—	10,034	0	—	—	1	—	—	1
Vesting of equity grants	—	—	112,551	0	—	—	(0)	—	—	—
ATM costs	—	—	—	—	—	—	(142)	—	—	(142)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(487)	—	(487)
Stock-based compensation expense	—	—	—	—	—	—	1,621	—	—	1,621
Net loss	—	—	—	—	—	—	—	—	(17,968)	(17,968)
Balances as of March 31, 2022	17,497	$0	50,872,734	$5	3,819,732	$0	$393,925	$(5,267)	$(240,734)	$147,929
Issuance of common stock upon exercise of stock options	—	—	12,062	0	—	—	1	—	—	1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,001)	—	(1,001)
Stock-based compensation expense	—	—	—	—	—	—	1,381	—	—	1,381
Net loss	—	—	—	—	—	—	—	—	(16,356)	(16,356)
Balances as of June 30, 2022	17,497	$0	50,884,796	$5	3,819,732	$0	$395,307	$(6,268)	$(257,090)	$131,954

Balances as of December 31, 2020	2,978	$0	25,948,712	$3	3,819,732	$0	$309,288	$(6,067)	$(147,101)	$156,123
Issuance of common stock upon exercise of stock options	—	—	33,806	0	—	—	125	—	—	125
Vesting of restricted stock	—	—	12,140	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(476)	—	(476)
Stock-based compensation expense	—	—	—	—	—	—	1,521	—	—	1,521
Net loss	—	—	—	—	—	—	—	—	(17,238)	(17,238)
Balances as of March 31, 2021	2,978	$0	25,994,658	$3	3,819,732	$0	$310,934	$(6,543)	$(164,339)	$140,055
Issuance of common stock upon exercise of stock options	—	—	45,681	0	—	—	112	—	—	112
Vesting of restricted stock	—	—	11,507	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	293	—	293
Stock-based compensation expense	—	—	—	—	—	—	2,627	—	—	2,627
Net loss	—	—	—	—	—	—	—	—	(17,153)	(17,153)
Balances as of June 30, 2021	2,978	$0	26,051,846	$3	3,819,732	$0	$313,673	$(6,250)	$(181,492)	$125,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2022	2021
Operating activities:
Net loss	$(34,324)	$(34,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,002	4,148
Depreciation and amortization expense	1,938	2,321
Other non-cash items	156	33
Changes in operating assets and liabilities:
Accounts receivable	5,267	444
Receivable research incentives	(3,399)	(1,357)
Prepaid expenses and other current assets	523	(12,323)
Other non-current assets	177	(923)
Accounts payable	(1,833)	457
Deferred revenues	12,193	(1,364)
Operating lease liabilities	(864)	(1,006)
Accrued expenses and other liabilities	299	11,008
Other non-current liabilities	239	(2,176)
Net cash provided by (used in) operating activities	(16,626)	(35,129)

Investing activities:
Purchases of property and equipment	(3,460)	(4,954)

Net cash used in investing activities	(3,460)	(4,954)

Financing activities:
Payments related to finance leases	(22)	(51)
Proceeds from issuance of convertible preferred stock, net of issuance costs	29,625	—
Proceeds from issuance of common stock, net of issuance costs	45,689	237
Repayments of borrowings	(2,952)	—

Net cash provided by financing activities	72,340	186

Net increase (decrease) in cash, cash equivalents and restricted cash	52,254	(39,897)

Cash, cash equivalents and restricted cash at beginning of period	66,912	143,177
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(307)	(327)
Cash, cash equivalents and restricted cash at end of period	$118,859	$102,953

Supplemental disclosure of cash flow information:
Cash paid for interest	$(22)	$(24)
Cash paid for income taxes	$(1)	$(0)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$(145)	$(3,426)
Lease assets obtained in exchange for new operating lease liabilities	$234	$—
Lease assets derecognized upon lease cancellation	$—	$16

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

The consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations, and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through June 30, 2022, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $34.3 million for the six months ended June 30, 2022 and $75.7 million for the year ended December 31, 2021. As of June 30, 2022, the Company had an accumulated deficit of $257.1 million. The Company expects to continue to generate operating losses in the foreseeable future. As of August 11, 2022, the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the three and six months ended June 30, 2022 and June 30, 2021 the net proceeds from the Company’s offerings have been deposited in bank accounts with investment grade U.S. financial institutions and have been partially invested in money market funds. The money market funds, held in U.S. dollars, are primarily invested in U.S. and foreign short-term debt obligations. As of June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of June 30, 2022 and December 31, 2021, Gilead Sciences, Inc. (“Gilead”) accounted for the majority of the accounts receivable balance. For the six months ended June 30, 2022 and June 30, 2021 Gilead accounted for the majority of the Company’s revenues. Other customers accounted for less than 10.0% of accounts receivable or net sales. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash equivalents consisted of money market funds.

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

Reimbursement for services

Under the Gilead Agreement, the Company incurs employee expenses as well as external costs for research and manufacturing activities presented as operating expenses or prepaid expenses. Based on the nature of the Company's responsibilities under the collaboration arrangement, reimbursement of those costs are presented as revenue and not deducted from expenses, as the Company controls the research activities. Amounts of consideration allocated to the performance of research or manufacturing services are recognized over the period in which services are performed. Reimbursements for external costs are recognized as revenues as progress is achieved. Unpaid reimbursement amounts are presented as Accounts receivable.

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

Under the original Gilead Agreement, the Company granted Gilead an exclusive, royalty-bearing license to the Company’s technology platforms. Upon entering into the agreement in June 2018, the Company received a non-refundable $10.0 million upfront payment from Gilead and upon signing of the amended and restated agreement, the Company received a program initiation fee of $15.0 million. Gilead is also obligated to make additional payments to the Company upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to $140.0 million for the HBV program, and up to $172.5 million, inclusive of the $10.0 million option exercise payment, for the HIV program upon Gilead’s exercise of such option. The commercial milestones amount to a total of $50.0 million for the HBV program, and $65.0 million for the HIV program upon Gilead’s exercise of the option. Additionally, Gilead is obligated to pay royalties on net sales for each program. Payments from Gilead generally have a 60 days payment term.

The $10.0 million upfront payment, the $15.0 million initiation fee and $8.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of June 30, 2022, $16.2 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2021, $4.3 million of upfront and milestone payments were included as a liability in deferred revenues, current. Approximately 42% of deferred revenue is expected to be recognized as revenue in the remainder of 2022, 31% in 2023, 18% in 2024 and the remaining 9% in 2025.

As of June 30, 2022, $0.6 million of cost reimbursements for research and development services were recorded as a liability in deferred revenues. As of December 31, 2021, $1.2 million of cost reimbursements for research and development services were recorded as a liability in deferred revenues. Reimbursements for external costs are recognized as revenues in the period in which the services are provided and external costs are recognized.

In the three months ended June 30, 2022, the Company recognized $1.0 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $1.7 million revenue from cost reimbursements for research and development services, of which $0.5 million were initially recorded as deferred revenue in the consolidated balance sheet. In the three months ended June 30, 2021, the Company recognized $1.0 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $4.4 million revenue from cost reimbursements for research and development services, of which $0.4 million were initially recorded as deferred revenue in the consolidated balance sheet.

In the six months ended June 30, 2022, the Company recognized $1.6 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $2.5 million revenue from cost reimbursements for research and development services, of which $0.6 million were initially recorded as deferred revenue in the consolidated balance sheet. In the six months ended June 30, 2021, the Company recognized $1.7 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $9.0 million revenue from cost reimbursements for research and development services, of which $0.7 million were initially recorded as deferred revenue in the consolidated balance sheet.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of June 30, 2022 and December 31, 2021, the contract asset relating to the sublicense payment was $0.3 million and $0.3 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at June 30, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$80,094	$—	$—	$80,094
Total	$80,094	$—	$—	$80,094

	Fair Value Measurement at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,403	$—	$—	$35,403
Total	$35,403	$—	$—	$35,403

During the six months ended June 30, 2022, there were no transfers between Level 1, Level 2 and Level 3.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021

Land	$1,917	$2,072
Leasehold improvements	3,096	3,348
Construction in progress	9,413	7,746
Laboratory equipment	6,850	7,025
Furniture and fixtures	608	651
Computer equipment and software	1,772	1,876
Property and equipment, gross	23,656	22,718
Less: Accumulated depreciation	(6,704)	(6,366)
Property and equipment, net	$16,952	$16,352

Construction-in-progress as of June 30, 2022 and December 31, 2021 mainly related to investments in connection with the Company’s GMP manufacturing facility project.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2022, the Company recognized receivables of $16.5 million from the research incentive program, which are reported in research incentive receivables in the Company’s condensed consolidated balance sheet. As of December 31, 2021, the receivables from the research incentive program were $14.3 million.

During the three months ended June 30, 2022 and 2021, the Company recorded $1.7 million and $2.3 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations as part of the grant income.

During the six months ended June 30, 2022 and 2021, the Company recorded $3.4 million and $4.3 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations as part of the grant income.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Salaries and bonuses	3,667	4,754
Social security contributions	370	250
Unearned grant income (current)	411	693
Sublicense fees	—	304
Accrued external research and development expenses	2,954	2,165
Accrued external general and administration expenses	910	629
Accrued for property and equipment acquisitions	—	7
Finance lease liabilities	—	21
Other accruals and liabilities	377	57
	$8,689	$8,880

8. Loans payable

As of June 30, 2022 and December 31, 2021, loans payable consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Loans from FFG	$2,793	$6,074
Unamortized debt discount	(551)	(1,063)
Total loans payable, net	$2,242	$5,011

In connection with the funding agreements with the Austrian Research Promotion Agency, (Österreichische Forschungsförderungsgesellschaft, or “FFG”), the Company has received various loans (“FFG Loans”). The FFG Loans were made on a project-by-project basis. Amounts due under the FFG Loans bear interest at a rate of 0.75% per annum and mature at various dates between March 2023 and March 2024. Interest on amounts due under the loans is payable semi-annually in arrears, with all principal and remaining accrued interest due upon maturity.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

A principal repayment of $3.0 million was made in the six months ended June 30, 2022. No principal repayment was made in the six months ended June 30, 2021.

As of June 30, 2022, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Payments Due by Calendar Year	Amount
2022 (remaining 6 months)	—
2023	1,684
2024	1,109
2025	—
2026	—
Thereafter	—
Total	$2,793

9. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of June 30, 2022, the Company was authorized to issue 200,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock and 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock. As of June 30, 2022, the Company had 50,884,796 shares of common stock, 3,819,732 shares of Class A common stock, 1,697 shares of Series A convertible preferred stock and 15,800 shares of Series A-1 convertible preferred stock outstanding and issued.

On February 15, 2022, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gilead, that requires Gilead, at the Company’s option, to purchase up to $35.0 million of the Company’s common stock. On February 15, 2022, Gilead purchased an initial amount of 1,666,666 shares of the Company’s common stock in exchange for $5.0 million in cash at a purchase price per share equal to $3.00. Pursuant to the terms of the Stock Purchase Agreement, the Company may require Gilead to purchase the balance of the $30.0 million of common stock, at the discretion of the Company, in one or two subsequent purchases at a price equal to the volume weighted average purchase price preceding such purchase, as defined in the Stock Purchase Agreement, plus, for the first subsequent purchase, which can be up to the full $30.0 million balance, a premium of 30%. The Company’s right to sell shares of its common stock to Gilead is subject to specified limitations, including a limitation that prevents the Company from requesting purchases of shares of common stock by Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead. At June 30, 2022, this limitation would have prevented the Company from requesting that Gilead purchase the full $30.0 million balance of the investment commitment. The Company agreed to file a registration statement on Form S-3 to register for resale any additional shares of common stock issued to Gilead within four months from issuance.

On March 4, 2022, the Company closed a public offering of 21,700,000 shares of its common stock and of 15,800 shares of Series A-1 convertible preferred stock at a public offering price of $2.00 and $2,000.00 per share, respectively, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses including pro-rata ATM expenses.

The Company has two series of preferred stock authorized, issued and outstanding as of June 30, 2022: Series A convertible preferred stock and Series A-1 convertible preferred stock. Shares of Series A and Series A-1 convertible preferred stock may be independently converted into common stock. Holders of Series A and Series A-1 convertible preferred stock have equal rights, powers and privileges.

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

10. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Board of Directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of June 30, 2022, 927,115 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan is 5,878,814 shares which shall be cumulatively increased each year by up to 4% of the then outstanding number of shares. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Option re-grants to non-executive directors generally vest on the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option, the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Risk-free interest rate	2.96%	1.07%	2.87%	1.07%
Expected term (in years)	6.1	6.1	6.0	6.1
Expected volatility	84.8%	85.5%	84.9%	85.5%
Expected dividends	—%	—%	—%	—%

For the 2022 and 2021 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2022 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2021	4,231,178	$9.21	7.5	$1,640
Granted	2,028,291	1.65
Exercised	(22,096)	0.10
Forfeited	(123,205)	8.78
Outstanding as of June 30, 2022	6,114,168	$6.74	8.0	$1,097

Options exercisable as of June 30, 2022	2,913,971	$8.22	6.7	$1,093
Options unvested as of June 30, 2022	3,200,197	$5.38	9.1	$4

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of June 30, 2022 and December 31, 2021, was $1.63 and $2.33, respectively.

Cash received from stock option exercise under share-based payment arrangements for the six months ended June 30, 2022 was $2 thousand. Cash received from stock option exercise under share-based payment arrangements for the six months ended June 30, 2021 was $237 thousand.

Common Stock Awards

In the three months ended March 31, 2022 the Company issued unrestricted shares of common stock to its executive team. The Company’s executive team agreed to convert a portion of their base salaries, for the six months ending June 30, 2022, for shares of the Company’s fully vested common stock having a value equal to their foregone salary, determined based on a value of $3.00 per share, resulting in the issuance of 112,551 shares of common stock. The total fair value of common stock awards issued during the three months ended March 31, 2022 was $0.2 million. The grant date fair value per share of common stock was $1.50 and was measured at the closing price of the common stock on the date of grant. Expenses were recorded immediately and are included in stock based compensation in the three months ended March 31, 2022. No unrestricted shares of common stock were issued in the three months ended June 30, 2022.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development expenses	$522	$1,145	$1,140	$1,769
General and administrative expenses	859	1,482	1,862	2,379
	$1,381	$2,627	$3,002	$4,148

11. Income taxes

Income tax expense during the six months ended June 30, 2022 and 2021 resulted from minimum tax obligations. During the three and six months ended June 30, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

12. Commitments and contingencies

Operating and Finance Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company’s operating lease right-of-use assets were $4.7 million and $5.7 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of June 30, 2022 the Company had no finance lease right-of-use assets, as of December 31, 2021, the Company’s finance lease right-of-use assets were $0.1 million, which are reported in finance lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of June 30, 2022, the Company had outstanding operating lease obligations of $4.6 million, of which $1.6 million is reported in operating lease liabilities, current portion and $3.0 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of June 30, 2022, the Company had no outstanding finance lease obligations. As of December 31, 2021, the Company had outstanding operating lease obligations of $5.6 million, of which $1.7 million is reported in operating lease liabilities, current portion and $3.9 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2021, the Company had outstanding finance lease obligations of less than $0.1 million, which is reported in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 1.4% and 3.3 years, respectively.

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of June 30, 2022, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $8.5 million, of which $4.5 million relate to 2022 (remaining six months) deliverables, $4.0 million relate to 2023, and less than $0.1 million relate to 2024 deliverables.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three and six months ended June 30, 2022, the Company recorded $0.4 million and $0.7 million, respectively, in licensing fees related to intellectual property licenses as general and administrative expenses. These amounts are partly related to the upfront payment and milestone payments received by the Company under the Gilead Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 or December 31, 2021.

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

13. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(16,356)	$(17,153)	$(34,324)	$(34,391)

Denominator:
Weighted-average common shares outstanding, basic and diluted	54,698,007	29,826,269	46,694,976	29,807,382
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,697,000	2,978,000	1,697,000	2,978,000
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	15,800,000	—	10,300,552	—
Total number of shares used to calculate net loss per share, basic and diluted	72,195,007	32,804,269	58,692,528	32,785,382

Net loss per share, basic and diluted	$(0.23)	$(0.52)	$(0.58)	$(1.05)

(1) Series A and Series A-1 convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. Series A and Series A-1 convertible preferred stock is therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted in

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

	Three and six months ended June 30,
	2022	2021
Options issued and outstanding	6,114,168	4,283,995
Unvested restricted stock units	—	20,053
Total	6,114,168	4,304,048

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

Overview

We are a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics based on our proprietary arenavirus platform that is designed to target and amplify T cell immune responses to fight diseases. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by inducing CD8+ T cell response levels previously not achieved by other immunotherapy approaches.

We are building a proprietary immuno-oncology pipeline by targeting oncoviral cancer antigens, self-antigens and next-generation antigens. Our oncology portfolio includes three disclosed programs, HB-200, HB-300, and HB-700, all of which use our replicating technology. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive cancers, or HPV16+, with an ongoing Phase 1/2 clinical trial. HB-300 is in development for the treatment of prostate cancer and expected to move into the clinic in the first quarter of 2023. HB-700 is our newest asset in preclinical development for treatment of KRAS mutated cancers, including, lung, colorectal and pancreatic cancers.

Our HB-200 program is comprised of HB-201 single vector therapy and HB-201/HB-202 two vector therapy. Both therapies are being evaluated in an ongoing HB-200 Phase 1/2 clinical trial. In November 2021, we announced interim data from our ongoing Phase 1 portion of the study, showing promising anti-tumor activity against advanced/metastatic HPV16+ cancers and favorable tolerability for HB-200, both as a single and alternating 2-vector product candidate. In the second quarter of 2022, data presented at scientific conferences showed that HB-201/HB-202 alternating 2-vector candidate induced immune and clinical responses, as well as stable disease in HPV16+ advanced metastatic/recurrent head and neck cancer patients who failed prior standard of care therapy. We believe that these early-stage data establish proof of concept for our replicating viral vector immunotherapy candidate in oncology.

Based on safety, anti-tumor activity and T cell response data observed to date, we plan to test HB-202/HB-201 in combination with pembrolizumab in 1st line and 2nd line patients at the recommended phase 2 dose (RP2D). To achieve this aim, we initially assessed single-vector HB-201 in combination with pembrolizumab in a small cohort as a safety lead-in. Subsequently we evaluated pembrolizumab in combination with the alternating 2-vector HB-202/HB-201 approach at a dose below the RP2D. Finally, we began the alternating 2-vector system at RP2D. In addition, we are evaluating HB-200 in a small number of patients at the RP2D as a stand alone therapy, in patients who have progressed on standard of care.

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

On April 23, 2019, we completed an initial public offering of our common stock, the IPO, in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3.9 million shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 1.7 million shares of our common stock for $5.0 million. On March 4, 2022, we completed a follow-on public offering in which we issued 21.7 million shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2022, the principal amount outstanding under loans from government agencies was $2.8 million and we had cash, cash equivalents and restricted cash of $118.9 million.

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

We have incurred net losses each year since our inception in 2011, including net losses of $16.4 million and $34.3 million for the three and six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $257.1 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish further commercial manufacturing capacity.

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

Furthermore, in order to preserve resources and liquidity during the pandemic, all of our officers had waived at least 25% of their cash salaries for the three months ended June 30, 2020, and the vast majority of our employees agreed to a temporary salary reduction of 20% for the three months ended June 30, 2020. We compensated our officers and employees for the forgone cash salaries by issuing restricted stock units in July 2020. During 2020, our directors also elected to receive equity instead of cash for their accrued board fees. Staff may work from home in accordance with our “working from home” policy.

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

Under the Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement, the Restated Collaboration Agreement, which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Collaboration Agreement, Gilead will retain an exclusive right, the Option, to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Collaboration Agreement with respect to the HBV program and, if the Option is exercised, any manufacturing costs related to the HIV program.

Through June 30, 2022, we have received from Gilead the non-refundable upfront payment of $10.0 million, $16.2 million in milestone payments for the achievement of pre-clinical research milestones, and the initiation payment of $15.0 million upon execution of the Restated Collaboration Agreement to fund our future performance of development activities under the Restated Collaboration Agreement. In addition, we have recognized $38.1 million of cost reimbursements for research and development services performed under the Collaboration Agreement.

We determined that our performance obligations under the terms of the original Collaboration Agreement included one combined performance obligation for each of the HBV and HIV research programs, comprised of the transfer of intellectual property rights and providing research and development services. Accordingly, we recognized these amounts as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development labor hours for each of the performance obligations. The terms of the Restated Collaboration Agreement added an additional performance obligation to the Company to perform research and development work for the HIV program. We recognize the amounts of revenue allocated to the performance obligation resulting from the Restated Collaboration Agreement on a percent of completion basis over the performance period, using total estimated research and development costs as the measure of progress.

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

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting a Phase 1 clinical trial and the ongoing Phase 2 clinical trial for HB-101 as well as the ongoing HB-200 Phase 1/2 study, and preparing an investigational new drug, or IND, application for HB-300. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
●	expenses incurred in connection with the preclinical development of our programs and clinical trials of our product candidates, including under agreements with third parties, such as consultants, contractors, academic institutions and contract research organizations, CROs;
●	the cost of manufacturing drug products for use in clinical trials, including under agreements with third parties, such as CMOs, consultants and contractors;
●	laboratory costs; and
●	leased facility costs, equipment depreciation and other expenses, which include direct and allocated expenses.

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
HB-200 program	$6,043	$7,624	$13,456	$17,378
HB-300 program	1,913	1,048	4,680	2,298
Gilead partnered programs(1)	3,633	4,639	5,366	9,459
Other and earlier-stage programs	3,987	5,078	8,076	8,721
Other unallocated research and development expenses	571	1,183	1,189	1,880
Total research and development expenses	$16,147	$19,572	$32,767	$39,736

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of June 30, 2022.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue from collaboration and licensing	$2,746	$5,378	$4,191	$10,679
Operating expenses:
Research and development	(16,147)	(19,572)	(32,767)	(39,736)
General and administrative	(5,026)	(5,095)	(9,998)	(9,404)
Total operating expenses	(21,173)	(24,667)	(42,765)	(49,140)
Loss from operations	(18,427)	(19,289)	(38,574)	(38,461)
Other income (expense):
Grant income	1,958	2,505	3,845	4,709
Interest income	182	7	189	14
Interest expense	(231)	(218)	(474)	(437)
Other income and expenses, net	163	(158)	691	(216)
Total other income (expense), net	2,072	2,136	4,251	4,070
Net loss before tax	(16,355)	(17,153)	(34,323)	(34,391)
Income tax expense	(1)	(0)	(1)	(0)
Net loss	$(16,356)	$(17,153)	$(34,324)	$(34,391)

Revenue from Collaboration and Licensing

Revenue was $2.7 million and $4.2 million for the three and six months ended June 30, 2022, respectively, and $5.4 million and $10.7 million for the three and six months ended June 30, 2021, respectively.

During the three and six months ended June 30, 2022 revenue decreased by $2.7 million and $6.5 million, respectively, compared to the three and six months ended June 30, 2021. This decrease was primarily due to lower cost reimbursements received under the Collaboration Agreement with Gilead.

Furthermore, the $4.0 million milestone payment and the $15.0 million initiation fee received in the three months ended March 31, 2022 remained recorded as deferred revenue to be recognized in future accounting periods.

For the three months ended June 30, 2022 and 2021, revenue included $1.7 million and $4.4 million, respectively, from reimbursement of research and development expenses, and $1.0 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

For the six months ended June 30, 2022 and 2021, revenue included $2.5 million and $9.0 million, respectively, from reimbursement of research and development expenses, and $1.6 million and $1.7 million, respectively, from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

Research and Development Expenses

For the three and six months ended June 30, 2022, our research and development expenses were $16.1 million and $32.8 million, respectively, compared to $19.6 million and $39.7 million for the three and six months ended June 30, 2021.

The decrease of $3.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was attributable to a decrease in direct research and development expenses of $3.0 million, and a decrease in indirect research and development expenses of $0.5 million. The decrease in direct research and development expenses was primarily driven by lower manufacturing expenses for our HB-200 and Gilead partnered programs. Indirect research and development expenses decreased mainly because of a decrease in personnel related expenses including stock based compensation, and a decrease in laboratory consumables, partially offset by an increase in professional and consulting fees and an increase in training and recruitment expenses.

The decrease of $6.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was attributable to a decrease in direct research and development expenses of $6.5 million, and a decrease in indirect research and development expenses of $0.4 million. The decrease in direct research and development expenses was primarily driven by lower manufacturing expenses for our HB-200 and Gilead partnered programs and lower clinical study expenses due to the completion of patient enrollment of the Phase 2 trial for our HB-101 program, partially offset by higher expenses for external research and development services. Indirect research and development expenses decreased mainly because of a decrease in personnel related expenses including stock based compensation, and a decrease in laboratory consumables, partially offset by an increase in professional and consulting fees and an increase in training and recruitment expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $5.0 million, compared to $5.1 million for the three months ended June 30, 2021. The decrease of $0.1 million was primarily due to a decrease in personnel-related expenses of $0.9 million, a decrease in other expenses of $0.2 million, partially offset by an increase in professional and consulting fees of $0.9 million. The decrease in personnel-related expenses resulted from decreased stock compensation expenses, the conversion of a portion of the base salaries of the Company’s executive team for the six months ended June 30, 2022 into common stock with a fair value below the conversion rate, partially offset by a growth in headcount along with increased salaries in our general and administrative functions. The increase in professional and consulting fees was primarily attributable to the purchase of third-party services and to $0.6 million of intellectual property costs incurred in connection with filing and prosecuting patent applications as well as third-party license fees.

General and administrative expenses for the six months ended June 30, 2022 were $10.0 million, compared to $9.4 million for the six months ended June 30, 2021. The increase of $0.6 million was primarily due to an increase in professional and consulting fees of $1.6 million, partially offset by a decrease in personnel-related expenses of $0.8 million. The decrease in personnel-related expenses resulted from decreased stock compensation expenses, the conversion of a portion of the base salaries of the Company’s executive team for the six months ended June 30, 2022 in common stock, partially offset a growth in headcount along with increased salaries in our general and administrative functions. The increase in professional and consulting fees was primarily attributable to the purchase of third-party services and to $1.2 million of intellectual property costs incurred in connection with filing and prosecuting patent applications as well as third-party license fees.

Grant Income

In the three months ended June 30, 2022 we recorded grant income of $2.0 million, compared to $2.5 million in the three months ended June 30, 2021. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The decrease of $0.5 million was primarily due to lower income from Austrian research and development incentives as a result of lower eligible research and development expenses.

In the six months ended June 30, 2022 we recorded grant income of $3.8 million, compared to $4.7 million in the six months ended June 30, 2021. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The decrease of $0.9 million was primarily due to lower income from Austrian research and development incentives as a result of lower eligible research and development expenses.

Interest Income and Expense

Interest income was $0.2 million for the three and six months ended June 30, 2022, respectively, compared to interest income of less than $0.1 million for the three and six months ended June 30, 2021. The increase in interest income for the three months ended June 30, 2022 was a result of the rising U.S. dollar interest rates. Interest income represents interest from cash and cash equivalents held in U.S. dollars resulting from the proceeds from the issuance of common and preferred stock as well as payments received under our Collaboration Agreement with Gilead. During the three and six months ended June 30, 2022 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros at our Austrian subsidiary that produced no material interest income due the low or zero interest rate policy in the European Monetary Union.

Interest expenses for loans from government agencies were $0.2 million for the three months ended June 30, 2022 and for the three months ended June 30, 2021. Interest expenses for loans from government agencies were $0.5 million for the six months ended June 30, 2022 and $0.4 million for the six months ended June 30, 2021. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other income was $0.2 million for the three months ended June 30, 2022, compared to other expenses of $0.2 million for the three months ended June 30, 2021. The change resulted primarily from exchange rate differences and foreign currency remeasurements.

Other income was $0.7 million for the six months ended June 30, 2022, compared to other expenses of $0.2 million for the six months ended June 30, 2021. The change resulted primarily from exchange rate differences and foreign currency remeasurements.

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

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 1,666,666 shares of our common stock for $5.0 million. On March 4, 2022, we completed a follow-on public offering in which we issued 21,700,000 shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. We also received $41.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Collaboration Agreement with Gilead. As of June 30, 2022, we had cash, cash equivalents and restricted cash of $118.9 million.

We entered into various funding agreements with the Austrian Research Promotion Agency, (Österreichische Forschungsförderungsgesellschaft, or FFG). The loans by FFG, or the FFG Loans, were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of our assets. The debt obligation is $2.8 million, principal repayments are due as follows: $1.7 million are due in 2023, and the remaining $1.1 million are due upon final maturity in 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of June 30, 2022, the unamortized debt discount related to FFG Loans was $0.6 million.

We entered into arrangements with contract manufacturing organizations. As of June 30, 2022, we had total non-cancellable obligations under such contracts of $8.5 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of June 30, 2022, we had an accumulated deficit of $257.1 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(16,626)	$(35,129)
Net cash used in investing activities	(3,460)	(4,954)
Net cash provided by financing activities	72,340	186
Net increase (decrease) in cash and cash equivalents	52,254	(39,897)

Cash Used in Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was $16.6 million, which consisted of a net loss of $34.3 million, adjusted by non-cash charges of $5.1 million and cash provided due to changes in our operating assets and liabilities of $12.6 million. The non-cash charges consisted primarily of stock-based compensation of $3.0 million, depreciation and amortization expense of $1.9 million and other non-cash items of $0.2 million. The change in our operating assets and liabilities was primarily due an increase in deferred revenues of $12.2 million, resulting from the receipt of the $15.0 million program initiation payment, a decrease in accounts receivable of $5.3 million, resulting from the collection of cost reimbursements from Gilead, a decrease in prepaid expenses and other current assets of $0.5 million, an increase in other current liabilities of $0.3 million, an increase in other non-current liabilities of $0.2 million, and a decrease in other non-current assets of $0.2 million, partially offset by an increase in receivable research incentives of $3.4 million, a decrease in accounts payable of $1.8 million, and a decrease in operating lease liabilities of $0.9 million.

During the six months ended June 30, 2021, cash used in operating activities was $35.1 million, which consisted of a net loss of $34.4 million, adjusted by non-cash charges of $6.5 million and cash used due to changes in our operating assets and liabilities of $7.2 million. The non-cash charges consisted primarily of stock-based compensation of $4.1 million and depreciation and amortization expense of $2.4 million. The change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $12.3 million, a decrease in other non-current liabilities of $2.2 million, a decrease in deferred revenues of $1.4 million, an increase in receivable research incentives of $1.4 million, a decrease in operating lease liabilities of $1.0 million, and an increase in other non-current assets of $0.9 million, partially offset by an increase in accrued expenses and other liabilities of $11.0 million, an increase in accounts payable of $0.5 million, and a decrease in accounts receivable of $0.5 million.

Cash Used in Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $3.5 million. The decrease of $1.5 million compared to the six months ended June 30, 2021 resulted from lower capital expenditures in connection with our GMP manufacturing facility project and lower expenditures for purchase of equipment.

During the six months ended June 30, 2021, cash used in investing activities was $5.0 million and resulted primarily from capital expenditures in connection with our GMP manufacturing facility project as well as expenditures for laboratory and office space extension and purchase of equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities was $72.3 million and consisted mainly of net proceeds of $70.2 million from our follow-on public offering in March 2022 and of net proceeds of $5.0 million from Gilead’s purchase of 1,666,666 shares of our common stock in February 2022.

During the six months ended June 30, 2021, cash provided by financing activities was $0.2 million and consisted primarily from the payment of exercise prices of stock options.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of June 30, 2022 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $118.9 million as of June 30, 2022, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates;

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

In April 2021, a third party opposed European Patent No. 3218504, or the EP ’504 Patent, which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. While the opposition was filed in the name and on behalf of Dr. Ursula Sprenzel, we believe that the real party in interest has not identified itself. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidates HB-201 and HB-202. We filed our formal response to the opposition with the European Patent Office (EPO) on September 3, 2021, in which we requested that the opposition be rejected and the EP ’504 Patent be maintained as granted. With the communication of June 27, 2022, the EPO’s Opposition Division has summoned the parties to oral proceedings scheduled for May 9, 2023, and issued a preliminary opinion, in which it followed our arguments and rejected most of the arguments raised by the opponent, including those against the claims that the Company considers most relevant for the protection of its technology.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by us during the six months ended June 30, 2022.

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

4.1

Registration Rights Agreement, dated June 17, 2022, by and between the Company and Gilead Sciences, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022 (File No. 001-38869) and incorporated herein by reference).

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

HOOKIPA Pharma Inc.

Date: August 11, 2022	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial and Accounting Officer)