Form 10-Q
period 2022-09-30
HOOKIPA Pharma Inc.
filed 2022-11-14
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 52,317,138 shares of common stock and 2,399,517 shares of Class A common stock outstanding, each $0.0001 par value per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological Licensing Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	the potential benefits of and our ability to maintain our collaboration with Gilead Sciences, Inc., F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our non-replicating and replicating technologies and the product candidates based on these technologies, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	regulatory developments in the United States and foreign countries;
●	the effects of the ongoing coronavirus pandemic on business and operations;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the accuracy of our estimates of our annual total addressable market, future revenue, expenses, capital requirements and needs for additional financing;

●	our expectations about market trends; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

		Page

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION	41
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signatures		43

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$99,776	$65,921
Restricted cash	490	566
Accounts receivable	743	6,895
Receivable research incentives	17,300	14,271
Prepaid expenses and other current assets	11,302	14,482
Total current assets	129,611	102,135
Non-current assets:
Restricted cash	410	425
Property, plant and equipment, net	16,516	16,352
Operating lease right of use assets	4,037	5,673
Finance lease right of use assets	—	90
Other non-current assets	952	1,370
Total non-current assets	21,915	23,910

Total assets	$151,526	$126,045

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,824	$8,762
Deferred revenues	7,520	5,538
Operating lease liabilities, current	1,558	1,682
Accrued expenses and other current liabilities	7,757	8,880
Loans payable, current	1,393	2,792
Total current liabilities	26,052	27,654
Non-current liabilities
Loans payable, non-current	800	2,219
Operating lease liabilities, non-current	2,462	3,911
Deferred revenues, non-current	6,807	21
Other non-current liabilities	2,057	2,648
Total non-current liabilities	12,126	8,799
Total liabilities	38,178	36,453

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; Series A convertible preferred stock, 2,978 shares designated, 1,697 shares outstanding at September 30, 2022 and December 31, 2021, respectively; Series A-1 convertible preferred stock, 15,800 shares and no shares designated, 15,800 shares and no shares outstanding at September 30, 2022 and December 31, 2021, respectively	0	0
Common stock, $0.0001 par value; 200,000,000 shares and 100,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 52,317,138 shares and 27,383,483 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	3
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 2,399,517 shares and 3,819,732 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	0	0
Additional paid-in capital	396,348	317,135
Accumulated other comprehensive loss	(7,635)	(4,780)
Accumulated deficit	(275,370)	(222,766)
Total stockholders’ equity	113,348	89,592

Total liabilities and stockholders’ equity	$151,526	$126,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue from collaboration and licensing	$2,230	$3,874	$6,421	$14,553
Operating expenses:
Research and development	(18,286)	(20,698)	(51,053)	(60,434)
General and administrative	(4,937)	(4,342)	(14,935)	(13,746)
Total operating expenses	(23,223)	(25,040)	(65,988)	(74,180)
Loss from operations	(20,993)	(21,166)	(59,567)	(59,627)
Other income (expense):
Grant income	$2,081	$2,487	$5,926	$7,196
Interest income	535	7	724	21
Interest expense	(105)	(234)	(579)	(671)
Other income and (expenses), net	202	(1,133)	893	(1,348)

Total other income, net	2,713	1,127	6,964	5,198

Net loss before tax	(18,280)	(20,039)	(52,603)	(54,429)

Income tax expense	(0)	(1)	(1)	(1)

Net loss	(18,280)	(20,040)	(52,604)	(54,430)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	(1,367)	471	(2,855)	288
Comprehensive loss	$(19,647)	$(19,569)	$(55,459)	$(54,142)

Net loss per share — basic and diluted	$(0.25)	$(0.61)	$(0.83)	$(1.66)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2021	1,697	$0	27,383,483	$3	3,819,732	$0	$317,135	$(4,780)	$(222,766)	$89,592
Issuance of Series A-1 convertible preferred stock upon public offering at $2,000 per share for cash, net of issuance costs of $1,975	15,800	0	—	—	—	—	29,625	—	—	29,625
Issuance of common stock upon public offering at $2.00 per share for cash, net of issuance costs of $2,713	—	—	21,700,000	2	—	—	40,685	—	—	40,687
Issuance of common stock upon stock purchase agreement with Gilead at $3.00 per share for cash, no issuance costs	—	—	1,666,666	0	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of stock options	—	—	10,034	0	—	—	1	—	—	1
Vesting of equity grants	—	—	112,551	0	—	—	(0)	—	—	—
ATM costs	—	—	—	—	—	—	(142)	—	—	(142)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(487)	—	(487)
Stock-based compensation expense	—	—	—	—	—	—	1,621	—	—	1,621
Net loss	—	—	—	—	—	—	—	—	(17,968)	(17,968)
Balances as of March 31, 2022	17,497	$0	50,872,734	$5	3,819,732	$0	$393,925	$(5,267)	$(240,734)	$147,929
Issuance of common stock upon exercise of stock options	—	—	12,062	0	—	—	1	—	—	1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,001)	—	(1,001)
Stock-based compensation expense	—	—	—	—	—	—	1,381	—	—	1,381
Net loss	—	—	—	—	—	—	—	—	(16,356)	(16,356)

Balances as of June 30, 2022	17,497	$0	50,884,796	$5	3,819,732	$0	$395,307	$(6,268)	$(257,090)	$131,954
Conversion of Class A common stock to common stock	—	—	1,420,215	0	(1,420,215)	(0)	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	12,127	0	—	—	1	—	—	1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,367)	—	(1,367)
Stock-based compensation expense	—	—	—	—	—	—	1,040	—	—	1,040
Net loss	—	—	—	—	—	—	—	—	(18,280)	(18,280)
Balances as of September 30, 2022	17,497	$0	52,317,138	$5	2,399,517	$0	$396,348	$(7,635)	$(275,370)	$113,348

								Accumulated
			Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	2,978	$0	25,948,712	$3	3,819,732	$0	$309,288	$(6,067)	$(147,101)	$156,123
Issuance of common stock upon exercise of stock options	—	—	33,806	0	—	—	125	—	—	125
Vesting of restricted stock	—	—	12,140	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(476)	—	(476)
Stock-based compensation expense	—	—	—	—	—	—	1,521	—	—	1,521
Net loss	—	—	—	—	—	—	—	—	(17,238)	(17,238)
Balances as of March 31, 2021	2,978	$0	25,994,658	$3	3,819,732	$0	$310,934	$(6,543)	$(164,339)	$140,055
Issuance of common stock upon exercise of stock options	—	—	45,681	0	—	—	112	—	—	112
Vesting of restricted stock	—	—	11,507	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	293	—	293
Stock-based compensation expense	—	—	—	—	—	—	2,627	—	—	2,627
Net loss	—	—	—	—	—	—	—	—	(17,153)	(17,153)
Balances as of June 30, 2021	2,978	$0	26,051,846	$3	3,819,732	$0	$313,673	$(6,250)	$(181,492)	$125,934
Issuance of common stock upon exercise of stock options	—	—	21,912	0	—	—	2	—	—	2
Vesting of restricted stock	—	—	10,307	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	471	—	471
Stock-based compensation expense	—	—	—	—	—	—	1,719	—	—	1,719
Net loss	—	—	—	—	—	—	—	—	(20,040)	(20,040)
Balances as of September 30, 2021	2,978	$0	26,084,065	$3	3,819,732	$0	$315,394	$(5,779)	$(201,532)	$108,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net loss	$(52,604)	$(54,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,042	5,867
Depreciation and amortization expense	2,698	3,412
Other non-cash items	(12)	34
Changes in operating assets and liabilities:
Accounts receivable	5,405	2,754
Receivable research incentives	(5,383)	(3,687)
Prepaid expenses and other current assets	1,743	(8,371)
Other non-current assets	251	(437)
Accounts payable	1,588	528
Deferred revenues	10,323	(1,952)
Operating lease liabilities	(1,223)	(1,392)
Accrued expenses and other liabilities	(254)	5,298
Other non-current liabilities	292	(397)
Net cash provided by (used in) operating activities	(33,134)	(52,773)

Investing activities:
Purchases of property and equipment	(4,418)	(7,440)

Net cash used in investing activities	(4,418)	(7,440)

Financing activities:
Payments related to finance leases	(24)	(64)
Proceeds from issuance of convertible preferred stock, net of issuance costs	29,625	239
Proceeds from issuance of common stock, net of issuance costs	45,691	—
Repayments of borrowings	(2,825)	—

Net cash provided by financing activities	72,467	175

Net increase (decrease) in cash, cash equivalents and restricted cash	34,915	(60,038)

Cash, cash equivalents and restricted cash at beginning of period	66,912	143,177
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,151)	(442)
Cash, cash equivalents and restricted cash at end of period	$100,676	$82,697

Supplemental disclosure of cash flow information:
Cash paid for interest	$(21)	$(24)
Cash paid for income taxes	$(1)	$(1)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$(239)	$(3,950)
Lease assets obtained in exchange for new operating lease liabilities	$227	$—
Lease assets derecognized upon lease cancellation	$—	$16

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

The consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations, and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through September 30, 2022, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $52.6 million for the nine months ended September 30, 2022 and $75.7 million for the year ended December 31, 2021. As of September 30, 2022, the Company had an accumulated deficit of $275.4 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 14, 2022, the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

The COVID-19 pandemic continues to affect economies and business around the world. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. The Company is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, as well as developments in its business, which could further impact the developments, trends and expectations described below. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the three and nine months ended September 30, 2022 and September 30, 2021 the net proceeds from the Company’s offerings have been deposited in bank accounts with investment grade U.S. financial institutions and have been partially invested in money market funds. The money market funds, held in U.S. dollars, are primarily invested in U.S. and foreign short-term debt obligations. As of September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of September 30, 2022 and December 31, 2021, Gilead Sciences, Inc. (“Gilead”) accounted for the majority of the accounts receivable balance. For the nine months ended September 30, 2022 and September 30, 2021 Gilead accounted for the majority of the Company’s revenues. Other customers accounted for less than 10.0% of accounts receivable or net sales. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2022 and December 31, 2021, cash equivalents consisted of money market funds and short-term deposits.

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

Revenue recognition from contracts with customers

The Company entered into a collaboration and license agreement (as amended and restated, the “Gilead Collaboration Agreement”) with Gilead whereby the parties agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of the hepatitis B virus (“HBV”) and the human immunodeficiency virus (“HIV”). In February 2022, the Company signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”), which revised the terms only for the HIV program, whereby the Company will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. The Company’s performance obligations under the terms of the original agreement include one combined performance obligation for each research program (HBV and HIV) comprised of the transfer of intellectual property rights (licenses) and providing research and development services. The terms of the Restated Gilead Collaboration Agreement added an additional performance obligation to perform research and development work for the HIV program to the Company. The licenses do not represent distinct performance obligations, because they cannot be used without the research and development services. Payments to the Company under this agreement include a non-refundable up-front payment, payments for research and development activities, payments based upon the achievement of defined milestones, and if certain future conditions are met, payments for manufacturing services, commercial milestones and royalties on product sales.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Upfront payment and program initiation payment

The non-refundable upfront-payment received by the Company upon signing of the Gilead Collaboration Agreement, and milestone payments that were linked to future performance obligations, were initially recorded as deferred revenue and allocated between the two research program performance obligations. Such amounts are recognized as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development labor hours (input method) for each of the obligations. The percent of completion basis using labor hours was considered the best measure of progress in which control of the combined performance obligations transfers to the customer, due to the short time intervals in which research results are shared with the collaboration partner and the nature of the work being performed.

The non-refundable program initiation payment received by the Company upon signing of an amendment and restatement of the Gilead Collaboration Agreement was also initially recorded as deferred revenue and is recognized on a percent of completion basis using total estimated research and development costs (input method) for the performance of the obligations. The percent of completion basis using research and development costs was considered the best measure of progress in which control of the performance obligations transfers to the customer, due to the immediate benefit that it adds to the value of the customer’s rights on the program, the short time intervals in which development results are shared and the nature of the work being performed.

Reimbursement for services

Under the Gilead Collaboration Agreement, the Company incurs employee expenses as well as external costs for research and manufacturing activities presented as operating expenses or prepaid expenses. Based on the nature of the Company's responsibilities under the collaboration arrangement, reimbursement of those costs are presented as revenue and not deducted from expenses, as the Company controls the research activities. Amounts of consideration allocated to the performance of research or manufacturing services are recognized over the period in which services are performed. Reimbursements for external costs are recognized as revenues as progress is achieved. Unpaid reimbursement amounts are presented as Accounts receivable.

Research and development milestones

The Gilead Collaboration Agreement includes contingent milestone payments related to specified preclinical and clinical development milestones. These milestone payments represent variable consideration that are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606, due to the scientific uncertainties and the required commitment from Gilead. The Company will continue to assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the variable consideration associated with these payments within the transaction price.

Sales-based milestones and royalty payments

The Gilead Collaboration Agreement also includes certain sales-based milestone and royalty payments upon successful commercialization of a licensed product. In accordance with ASC 606-10-55-65 Sales-Based or Usage-Based Royalties, the Company recognizes revenues from sales-based milestone and royalty payments at the later of (i) the occurrence of the subsequent sale; or (ii) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied. The Company anticipates recognizing these milestones and royalty payments if and when subsequent sales are generated from a licensed product by the collaboration partner.

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

3. Collaboration and Licensing Agreements

Gilead Collaboration and License Agreement

In June 2018, the Company entered into the Gilead Collaboration Agreement whereby the Company and Gilead agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

treatment, cure, diagnosis or prevention of HBV and HIV. In February 2022, the Company signed an Amended and Restated Collaboration Agreement, which altered key aspects of the collaboration pertaining to the HIV therapeutic. Most importantly, the Amended and Restated Collaboration Agreement allocated additional research and development responsibility to the Company with respect to the Company’s HIV candidate and provided for additional funding by Gilead of such research and development activities as well as increased later stage development and commercial milestone payments.

Under the original Gilead Collaboration Agreement, the Company granted Gilead an exclusive, royalty-bearing license to the Company’s technology platforms. Upon entering into the agreement in June 2018, the Company received a non-refundable $10.0 million upfront payment from Gilead and upon signing of the amended and restated agreement, the Company received a program initiation fee of $15.0 million. Gilead is also obligated to make additional payments to the Company upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to $140.0 million for the HBV program, and up to $172.5 million, inclusive of the $10.0 million option exercise payment, for the HIV program upon Gilead’s exercise of such option. The commercial milestones amount to a total of $50.0 million for the HBV program, and $65.0 million for the HIV program upon Gilead’s exercise of the option. Additionally, Gilead is obligated to pay royalties on net sales for each program. Payments from Gilead generally have a 60 days payment term.

The $10.0 million upfront payment, the $15.0 million initiation fee and $8.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of September 30, 2022, $13.9 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2021, $4.3 million of upfront and milestone payments were included as a liability in deferred revenues, current. Approximately 6% of deferred revenue is expected to be recognized as revenue in the remainder of 2022, 59% in 2023, 23% in 2024 and the remaining 12% in 2025.

As of September 30, 2022, $0.4 million of cost reimbursements for research and development services were recorded as a liability in deferred revenues. As of December 31, 2021, $1.2 million of cost reimbursements for research and development services were recorded as a liability in deferred revenues. Reimbursements for external costs are recognized as revenues in the period in which the services are provided and external costs are recognized.

In the three months ended September 30, 2022, the Company recognized $1.3 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.9 million revenue from cost reimbursements for research and development services, of which $0.1 million were initially recorded as deferred revenue in the consolidated balance sheet. In the three months ended September 30, 2021, the Company recognized $0.2 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $3.7 million revenue from cost reimbursements for research and development services, of which $1.0 million were initially recorded as deferred revenue in the consolidated balance sheet.

In the nine months ended September 30, 2022, the Company recognized $2.9 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $3.5 million revenue from cost reimbursements for research and development services, of which $0.7 million were initially recorded as deferred revenue in the consolidated balance sheet. In the nine months ended September 30, 2021, the Company recognized $1.9 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $12.7 million revenue from cost reimbursements for research and development services, of which $1.6 million were initially recorded as deferred revenue in the consolidated balance sheet.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

the triggering payment is recognized. As of September 30, 2022 and December 31, 2021, the contract asset relating to the sublicense payment was $0.2 million and $0.3 million, respectively.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at September 30, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$93,506	$—	$—	$93,506
Total	$93,506	$—	$—	$93,506

	Fair Value Measurement at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,403	$—	$—	$35,403
Total	$35,403	$—	$—	$35,403

During the nine months ended September 30, 2022, there were no transfers between Level 1, Level 2 and Level 3.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021

Land	$1,791	$2,072
Leasehold improvements	2,894	3,348
Construction in progress	9,603	7,746
Laboratory equipment	6,476	7,025
Furniture and fixtures	568	651
Computer equipment and software	1,838	1,876
Property and equipment, gross	23,170	22,718
Less: Accumulated depreciation	(6,654)	(6,366)
Property and equipment, net	$16,516	$16,352

Construction-in-progress as of September 30, 2022 and December 31, 2021 mainly related to investments in connection with the Company’s GMP manufacturing facility project.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

incentive for a certain period are recorded within other long term liabilities for potential repayment until such time that an audit has taken place, upon expiration of the potential reclaim period, or when it is no longer probable that a reclaim will happen. The years 2018 to present remain open to examination by the authorities.

As of September 30, 2022, the Company recognized receivables of $17.3 million from the research incentive program, which are reported in research incentive receivables in the Company’s condensed consolidated balance sheet. As of December 31, 2021, the receivables from the research incentive program were $14.3 million.

During the three months ended September 30, 2022 and 2021, the Company recorded $2.0 million and $2.3 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations as part of the grant income.

During the nine months ended September 30, 2022 and 2021, the Company recorded $5.4 million and $6.6 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations as part of the grant income.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Salaries and bonuses	4,490	4,754
Social security contributions	229	250
Unearned grant income (current)	329	693
Sublicense fees	—	304
Accrued external research and development expenses	1,878	2,165
Accrued external general and administration expenses	531	629
Accrued for property and equipment acquisitions	0	7
Finance lease liabilities	—	21
Other accruals and liabilities	300	57
	$7,757	$8,880

8. Loans payable

As of September 30, 2022 and December 31, 2021, loans payable consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Loans from FFG	$2,611	$6,074
Unamortized debt discount	(418)	(1,063)
Total loans payable, net	$2,193	$5,011

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

A principal repayment of $2.8 million was made in the nine months ended September 30, 2022. No principal repayment was made in the nine months ended September 30, 2021.

As of September 30, 2022, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Payments Due by Calendar Year	Amount
2022 (remaining 3 months)	—
2023	1,574
2024	1,037
2025	—
2026	—
Thereafter	—
Total	$2,611

9. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of September 30, 2022, the Company was authorized to issue 200,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock and 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock. As of September 30, 2022, the Company had 52,317,138 shares of common stock, 2,399,517 shares of Class A common stock, 1,697 shares of Series A convertible preferred stock and 15,800 shares of Series A-1 convertible preferred stock outstanding and issued.

In July 2022 and August 2022 certain of the Company’s stockholders elected to convert an aggregate of 1,420,215 shares (769,734 and 650,481 shares, respectively) of Class A common stock owned by such holders into an aggregate of 1,420,215 shares of the Company’s common stock.

On February 15, 2022, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gilead, that requires Gilead, at the Company’s option, to purchase up to $35.0 million of the Company’s common stock. On February 15, 2022, Gilead purchased an initial amount of 1,666,666 shares of the Company’s common stock in exchange for $5.0 million in cash at a purchase price per share equal to $3.00. Pursuant to the terms of the Stock Purchase Agreement, the Company may require Gilead to purchase the balance of the $30.0 million of common stock, at the discretion of the Company, in one or two subsequent purchases at a price equal to the volume weighted average purchase price preceding such purchase, as defined in the Stock Purchase Agreement, plus, for the first subsequent purchase, which can be up to the full $30.0 million balance, a premium of 30%. The Company’s right to sell shares of its common stock to Gilead is subject to specified limitations, including a limitation that prevents the Company from requesting purchases of shares of common stock by Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead. At September 30, 2022, this limitation would have prevented the Company from requesting that Gilead purchase the full $30.0 million balance of the investment commitment. The Company agreed to file a registration statement on Form S-3 to register for resale any additional shares of common stock issued to Gilead within four months from issuance.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On March 4, 2022, the Company closed a public offering of 21,700,000 shares of its common stock and of 15,800 shares of Series A-1 convertible preferred stock at a public offering price of $2.00 and $2,000.00 per share, respectively, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses including pro-rata ATM expenses.

The Company has two series of preferred stock authorized, issued and outstanding as of September 30, 2022: Series A convertible preferred stock and Series A-1 convertible preferred stock. Shares of Series A and Series A-1 convertible preferred stock may be independently converted into common stock. Holders of Series A and Series A-1 convertible preferred stock have equal rights, powers and privileges.

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

10. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Board of Directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of September 30, 2022, 902,717 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Risk-free interest rate	—%	0.94%	2.87%	1.06%
Expected term (in years)	—	6.1	6.0	6.1
Expected volatility	—%	85.3%	84.9%	85.4%
Expected dividends	—%	—%	—%	—%

For the 2022 and 2021 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2022 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2021	4,231,178	$9.21	7.5	$1,640
Granted	2,028,531	1.65
Exercised	(34,223)	0.10
Forfeited	(208,489)	9.23
Outstanding as of September 30, 2022	6,016,997	$6.71	7.7	$858

Options exercisable as of September 30, 2022	3,043,025	$8.37	6.5	$856
Options unvested as of September 30, 2022	2,973,972	$5.00	9.0	$2

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of September 30, 2022 and December 31, 2021, was $1.34 and $2.33, respectively.

Cash received from stock option exercise under share-based payment arrangements for the nine months ended September 30, 2022 was $3 thousand. Cash received from stock option exercise under share-based payment arrangements for the nine months ended September 30, 2021 was $239 thousand.

Common Stock Awards

In the three months ended March 31, 2022 the Company issued unrestricted shares of common stock to its executive team. The Company’s executive team agreed to convert a portion of their base salaries, for the six months ending June 30, 2022, for shares of the Company’s fully vested common stock having a value equal to their foregone salary, determined based on a value of $3.00 per share, resulting in the issuance of 112,551 shares of common stock. The total fair value of common stock awards issued during the three months ended March 31, 2022 was $0.2 million. The grant date fair value per share of common stock was $1.50 and was measured at the closing price of the common stock on the date of grant. Expenses were recorded immediately and are included in stock based compensation in the three months ended March 31, 2022. No unrestricted shares of common stock were issued in the three months ended September 30, 2022.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development expenses	$428	$643	$1,568	$2,412
General and administrative expenses	612	1,076	2,474	3,455
	$1,040	$1,719	$4,042	$5,867

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11. Income taxes

Income tax expense during the nine months ended September 30, 2022 and 2021 resulted from minimum tax obligations. During the three and nine months ended September 30, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.

12. Commitments and contingencies

Operating and Finance Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company’s operating lease right-of-use assets were $4.0 million and $5.7 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2022 the Company had no finance lease right-of-use assets, as of December 31, 2021, the Company’s finance lease right-of-use assets were $0.1 million, which are reported in finance lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2022, the Company had outstanding operating lease obligations of $4.0 million, of which $1.6 million is reported in operating lease liabilities, current portion and $2.5 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of September 30, 2022, the Company had no outstanding finance lease obligations. As of December 31, 2021, the Company had outstanding operating lease obligations of $5.6 million, of which $1.7 million is reported in operating lease liabilities, current portion and $3.9 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2021, the Company had outstanding finance lease obligations of less than $0.1 million, which is reported in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 1.4% and 3.0 years, respectively.

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of September 30, 2022, the Company’s total non-cancellable obligations under contracts with CMOs, excluding embedded lease liabilities, were $8.5 million, of which $3.8 million relate to 2022 (remaining three months) deliverables, $4.7 million relate to 2023, and less than $0.1 million relate to 2024 deliverables.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three and nine months ended September 30, 2022, the Company recorded $0.4 million and $1.1 million, respectively, in licensing fees related to intellectual property licenses as general and administrative expenses. These amounts are partly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022 or December 31, 2021.

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

13. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(18,280)	$(20,040)	$(52,604)	$(54,430)

Denominator:
Weighted-average common shares outstanding, basic and diluted	54,733,709	29,896,426	49,403,999	29,837,389
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,697,000	2,978,000	1,697,000	2,978,000
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	15,800,000	—	12,153,846	—
Total number of shares used to calculate net loss per share, basic and diluted	72,230,709	32,874,426	63,254,845	32,815,389

Net loss per share, basic and diluted	$(0.25)	$(0.61)	$(0.83)	$(1.66)

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

	Three and nine months ended September 30,
	2022	2021
Options issued and outstanding	6,016,997	4,226,857
Unvested restricted stock units	—	9,746
Total	6,016,997	4,236,603

14. Subsequent Events

Research Collaboration and License Agreement

In October 2022, the Company, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together “Roche”) entered into a Research Collaboration and License Agreement (the “Roche Collaboration Agreement”). Under the terms of the Roche Collaboration Agreement, Roche was granted a license for the Company’s novel investigational arenaviral immunotherapy for KRAS-mutated cancers and an option to license a second undisclosed novel arenaviral

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

immunotherapy. The Company is entitled to receive a non-refundable upfront payment of $25 million and is eligible to receive up to approximately $930 million in potential future success-based milestone payments and tiered royalties.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock Option Grant

In October 2022, the Company granted stock options at an exercise price of $1.37 per stock option to employees to purchase 483,120 shares of common stock. 25% of these options vest on June 15, 2023 and the remaining 75% of the options will vest in 12 equal quarterly installments following the first anniversary of the vesting start date, provided the option holder continues to have an employment relationship with the Company on each vesting date.

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

Based on safety, anti-tumor activity and T cell response data observed to date, we are evaluating HB-202/HB-201 in combination with pembrolizumab in 1st line and 2nd line patients with advanced/metastatic head and neck cancer at the recommended phase 2 dose, or RP2D. To achieve this aim, we are initially assessing single-vector HB-201 in combination with pembrolizumab in a small cohort as a safety lead-in. Subsequently, we are evaluating pembrolizumab in combination with the alternating 2-vector HB-202/HB-201 approach at a dose below the RP2D. Finally, we began the alternating 2-vector therapy at RP2D. To date, more than 20 patients have been dosed, including those in the safety run-in, though only a small number of patients have received the RP2D of HB-200 with pembrolizumab. We believe that we will require more time and additional imaging assessments to mature the dataset and inform the next phase of development. We plan to provide a data update in the first half of 2023. In addition, we are evaluating HB-200 in a small number of patients at the RP2D as a stand alone therapy, in patients who have progressed on standard of care.

In September 2021, we entered into a clinical collaboration with Merck & Co., Inc. to evaluate the combination of HB-200 and Merck & Co., Inc’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) in a separate randomized Phase 2 trial.

In October 2022, we entered into a Research Collaboration and License Agreement (the “Roche Collaboration Agreement”), with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., collectively referred to as Roche, to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an exclusive option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. Pursuant to the Roche Collaboration Agreement, we will receive a non-refundable upfront payment of $25 million and are eligible to receive in upfront payments as well as potential future success-based milestone payments up to approximately $930 million in potential future success-based milestone paymentsfor both programs, plus tiered royalties.

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

On April 23, 2019, we completed an initial public offering of our common stock, the IPO, in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3.9 million shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 1.7 million shares of our common stock for $5.0 million. On March 4, 2022, we completed a follow-on public offering in which we issued 21.7 million shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2022, the principal amount outstanding under loans from government agencies was $2.6 million and we had cash, cash equivalents and restricted cash of $100.7 million.

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

We have incurred net losses each year since our inception in 2011, including net losses of $18.3 million and $52.6 million for the three and nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $275.4 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish further commercial manufacturing capacity.

Special Note About Coronavirus (COVID-19)

The COVID-19 pandemic continues to affect economies and business around the world. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor titled, “A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.” described in “Risk Factors” in Part II, Item 1A, found elsewhere in this Quarterly Report on Form 10-Q.

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

Effects of Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation, has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to conduct clinical trials and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

Components of Our Results of Operations

Revenue from collaboration and licensing

To date, we have not generated any revenue from product sales and do not expect to do so in the near future, if at all. All of our revenue to date has been derived from a research collaboration and license agreement with Gilead.

On June 4, 2018, we entered into a Research Collaboration and License Agreement (the “Gilead Collaboration Agreement”) with Gilead to evaluate potential vaccine products using or incorporating our replicating technology and non-replicating technology for the treatment, cure, diagnosis or prevention of HBV and HIV.

Under the Gilead Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Gilead Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”) which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Gilead Collaboration Agreement, Gilead will retain an exclusive right, the Option, to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Gilead Collaboration Agreement, we are eligible for up to

$140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Gilead Collaboration Agreement with respect to the HBV program and, if the Option is exercised, any manufacturing costs related to the HIV program. Through September 30, 2022, we have received from Gilead the non-refundable upfront payment of $10.0 million, $16.2 million in milestone payments for the achievement of pre-clinical research milestones, and the initiation payment of $15.0 million upon execution of the Restated Gilead Collaboration Agreement to fund our future performance of development activities under the Restated Gilead Collaboration Agreement. In addition, we have recognized $39.1 million of cost reimbursements for research and development services performed under the Gilead Collaboration Agreement.

We determined that our performance obligations under the terms of the original Gilead Collaboration Agreement included one combined performance obligation for each of the HBV and HIV research programs, comprised of the transfer of intellectual property rights and providing research and development services. Accordingly, we recognized these amounts as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development labor hours for each of the performance obligations. The terms of the Restated Gilead Collaboration Agreement added an additional performance obligation to the Company to perform research and development work for the HIV program. We recognize the amounts of revenue allocated to the performance obligation resulting from the Restated Gilead Collaboration Agreement on a percent of completion basis over the performance period, using total estimated research and development costs as the measure of progress.

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
HB-200 program	$7,305	$8,939	$20,761	$26,317
HB-300 program	2,873	1,562	7,553	3,860
Gilead partnered programs(1)	3,793	4,160	9,159	13,619
Other and earlier-stage programs	3,809	5,357	11,885	14,078
Other unallocated research and development expenses	506	680	1,695	2,560
Total research and development expenses	$18,286	$20,698	$51,053	$60,434

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

Income Taxes

Income tax expense results from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of September 30, 2022.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue from collaboration and licensing	$2,230	$3,874	$6,421	$14,553
Operating expenses:
Research and development	(18,286)	(20,698)	(51,053)	(60,434)
General and administrative	(4,937)	(4,342)	(14,935)	(13,746)
Total operating expenses	(23,223)	(25,040)	(65,988)	(74,180)
Loss from operations	(20,993)	(21,166)	(59,567)	(59,627)
Other income (expense):
Grant income	2,081	2,487	5,926	7,196
Interest income	535	7	724	21
Interest expense	(105)	(234)	(579)	(671)
Other income and expenses, net	202	(1,133)	893	(1,348)
Total other income (expense), net	2,713	1,127	6,964	5,198
Net loss before tax	(18,280)	(20,039)	(52,603)	(54,429)
Income tax expense	(0)	(1)	(1)	(1)
Net loss	$(18,280)	$(20,040)	$(52,604)	$(54,430)

Revenue from Collaboration and Licensing

Revenue was $2.2 million and $6.4 million for the three and nine months ended September 30, 2022, respectively, and $3.9 million and $14.6 million for the three and nine months ended September 30, 2021, respectively.

During the three and nine months ended September 30, 2022 revenue decreased by $1.7 million and $8.2 million, respectively, compared to the three and nine months ended September 30, 2021. This decrease was primarily due to lower cost reimbursements received under the Gilead Collaboration Agreement.

Furthermore, the main parts of the $4.0 million milestone payment and the $15.0 million initiation fee received in the three months ended March 31, 2022 remained recorded as deferred revenue to be recognized in future accounting periods.

For the three months ended September 30, 2022 and 2021, revenue included $0.9 million and $3.7 million, respectively, from reimbursement of research and development expenses, and $1.3 million and $0.2 million, respectively, from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

For the nine months ended September 30, 2022 and 2021, revenue included $3.5 million and $12.7 million, respectively, from reimbursement of research and development expenses, and $2.9 million and $1.9 million, respectively, from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

Research and Development Expenses

For the three and nine months ended September 30, 2022, our research and development expenses were $18.3 million and $51.1 million, respectively, compared to $20.7 million and $60.4 million for the three and nine months ended September 30, 2021.

The decrease of $2.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was attributable to a decrease in direct research and development expenses of $1.7 million, and a decrease in indirect research and development expenses of $0.7 million. The decrease in direct research and development expenses was primarily driven by lower manufacturing expenses for our HB-200 and Gilead partnered programs, partially offset by increased clinical trial expense for our HB-200 program. Indirect research and development expenses decreased mainly because of a decrease in laboratory consumables, a decrease in personnel related expenses including stock based compensation, partially offset by an increase in training and recruitment expenses.

The decrease of $9.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was attributable to a decrease in direct research and development expenses of $8.2 million, and a decrease in indirect research and development expenses of $1.1 million. The decrease in direct research and development expenses was primarily driven by lower manufacturing expenses for our HB-200 and Gilead partnered programs and lower clinical study expenses due to the completion of patient enrollment of the Phase 2 trial for our HB-101 program, partially offset by higher clinical study expenses for our HB-200 program. Indirect research and development expenses decreased mainly because of a decrease in personnel related expenses including stock based compensation, and a decrease in laboratory consumables, partially offset by an increase in professional and consulting fees and an increase in training and recruitment expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $4.9 million, compared to $4.3 million for the three months ended September 30, 2021. The increase of $0.6 million was primarily due to an increase in professional and consulting fees of $1.1 million and an increase in training and recruitment expenses of $0.2 million, partially offset by a decrease in personnel-related expenses of $0.4 million and a decrease in other expenses of $0.3 million. The increase in professional and consulting fees was primarily attributable to the purchase of third-party services and to $0.8 million of intellectual property costs incurred in connection with filing and prosecuting patent applications. The decrease in personnel-related expenses resulted from decreased stock compensation expenses, partially offset by a growth in headcount along with increased salaries in our general and administrative functions.

General and administrative expenses for the nine months ended September 30, 2022 were $14.9 million, compared to $13.7 million for the nine months ended September 30, 2021. The increase of $1.2 million was primarily due to an increase in professional and consulting fees of $2.7 million and an increase in training and recruitment expenses of $0.3 million, partially offset by a decrease in personnel-related expenses of $1.2 million and a decrease in other expenses of $0.4 million. The increase in professional and consulting fees was primarily attributable to the purchase of third-party services and to $1.9 million of intellectual property costs incurred in connection with filing and prosecuting patent applications. The decrease in personnel-related expenses resulted from decreased stock compensation expenses, the conversion of a portion of the base salaries of the Company’s executive team for the six months ended June 30, 2022 in common stock, partially offset by a growth in headcount along with increased salaries in our general and administrative functions.

Grant Income

In the three months ended September 30, 2022 we recorded grant income of $2.1 million, compared to $2.5 million in the three months ended September 30, 2021. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The decrease of $0.4 million was primarily due to lower income from Austrian research and development incentives as a result of lower eligible research and development expenses.

In the nine months ended September 30, 2022 we recorded grant income of $5.9 million, compared to $7.2 million in the nine months ended September 30, 2021. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The decrease of $1.3 million was primarily due to lower income from Austrian research and development incentives as a result of lower eligible research and development expenses.

Interest Income and Expense

Interest income was $0.5 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, compared to interest income of less than $0.1 million for the three and nine months ended September 30, 2021. The increase in interest income for the three and nine months ended September 30, 2022 was a result of the rising U.S. dollar and euro interest rates. Interest income represents interest from cash and cash equivalents held in U.S. dollars and euros resulting from the proceeds from the issuance of common and preferred stock as well as payments received under our Gilead Collaboration Agreement. During the three and nine months ended September 30, 2022 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros at our Austrian subsidiary.

Interest expenses for loans from government agencies were $0.1 million for the three months ended September 30, 2022 and $0.2 million for the three months ended September 30, 2021. Interest expenses for loans from government agencies were $0.6 million for the nine months ended September 30, 2022 and $0.7 million for the nine months ended September 30, 2021. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other income was $0.2 million for the three months ended September 30, 2022, compared to other expenses of $1.1 million for the three months ended September 30, 2021. The change resulted primarily from exchange rate differences and foreign currency remeasurements.

Other income was $0.9 million for the nine months ended September 30, 2022, compared to other expenses of $1.3 million for the nine months ended September 30, 2021. The change resulted primarily from exchange rate differences and foreign currency remeasurements.

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

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 1,666,666 shares of our common stock for $5.0 million. On March 4, 2022, we completed a follow-on public offering in which we issued 21,700,000 shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. We also received $41.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Gilead Collaboration Agreement. As of September 30, 2022, we had cash, cash equivalents and restricted cash of $100.7 million.

On July 12, 2022, we filed a registration statement on Form S-3, or the Registration Statement, with the SEC, which was declared effective on July 21, 2022. The Registration Statement registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with SVB Securities LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of September 30, 2022, no sales had been made pursuant to the ATM Program.

We entered into various funding agreements with the Austrian Research Promotion Agency, (Österreichische Forschungsförderungsgesellschaft, or FFG). The loans by FFG, or the FFG Loans, were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of our assets. The debt obligation is $2.6 million, principal repayments are due as follows: $1.6 million are due in 2023, and the remaining $1.0 million are due upon final maturity in 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of September 30, 2022, the unamortized debt discount related to FFG Loans was $0.4 million.

We entered into arrangements with contract manufacturing organizations. As of September 30, 2022, we had total non-cancellable obligations under such contracts of $8.5 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of September 30, 2022, we had an accumulated deficit of $275.4 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our current and future product candidates and programs, and of conducting preclinical studies and clinical trials;
●	the number and development requirements of other product candidates that we may pursue, and other indications for our current product candidates that we may pursue;

●	the stability, scale and yields of our future manufacturing process as we scale-up production and formulation of our product candidates for later stages of development and commercialization;
●	the timing of, and the costs involved in, obtaining regulatory and marketing approvals and developing our ability to establish sales and marketing capabilities, if any, for our current and future product candidates we develop if clinical trials are successful;
●	the success of our collaborations with Gilead and Roche;
●	our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements;
●	the cost of commercialization activities for our current and future product candidates that we may develop, whether alone or with a collaborator;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing oncology and infectious disease therapies and other adverse market developments.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(33,134)	$(52,773)
Net cash used in investing activities	(4,418)	(7,440)
Net cash provided by financing activities	72,467	175
Net increase (decrease) in cash and cash equivalents	34,915	(60,038)

Cash Used in Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities was $33.1 million, which consisted of a net loss of $52.6 million, adjusted by non-cash charges of $6.7 million and cash provided due to changes in our operating assets and liabilities of $12.7 million. The non-cash charges consisted primarily of stock-based compensation of $4.0 million and depreciation and amortization expense of $2.7 million. The change in our operating assets and liabilities was primarily due an increase in deferred revenues of $10.3 million, resulting from the receipt of the $15.0 million program initiation payment, a decrease in accounts receivable of $5.4 million, primarily resulting from the collection of cost reimbursements from Gilead, a decrease in prepaid expenses and other current assets of $1.7 million, an increase in accounts payable of $1.6 million, an increase in other non-current liabilities of $0.3 million, and a decrease in other non-current assets of $0.3 million, partially offset by an increase in receivable research incentives of $5.4 million, a decrease in operating lease liabilities of $1.2 million, and a decrease in other current liabilities of $0.3 million.

During the nine months ended September 30, 2021, cash used in operating activities was $52.8 million, which consisted of a net loss of $54.4 million, adjusted by non-cash charges of $9.3 million and cash used due to changes in our operating assets and liabilities of $7.7 million. The non-cash charges consisted primarily of stock-based compensation of $5.9 million and depreciation and amortization expense of $3.4 million. The change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $8.4 million, an increase in receivable research incentives of $3.7 million, a decrease in deferred revenues of $2.0 million, a decrease in operating lease liabilities of $1.4 million, an increase in other non-current assets of $0.4 million, and a decrease in other non-current liabilities of $0.4 million, partially offset by an increase in accrued expenses and other liabilities of $5.3 million, a decrease in accounts receivable of $2.8 million, and an increase in accounts payable of $0.5 million.

Cash Used in Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $4.4 million. The decrease of $3.0 million compared to the nine months ended September 30, 2021 resulted from lower capital expenditures in connection with our GMP manufacturing facility project and lower expenditures for purchase of equipment.

During the nine months ended September  30, 2021, cash used in investing activities was $7.4 million and resulted primarily from capital expenditures in connection with our GMP manufacturing facility project as well as expenditures for laboratory and office space extension and purchase of equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $72.5 million and consisted mainly of net proceeds of $70.2 million from our follow-on public offering in March 2022 and of net proceeds of $5.0 million from Gilead’s purchase of 1,666,666 shares of our common stock in February 2022.

During the nine months ended September 30, 2021, cash provided by financing activities was $0.2 million and consisted primarily from the payment of exercise prices of stock options, partially offset by payments related to finance leases.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of September 30, 2022 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $100.7 million as of September 30, 2022, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by us during the nine months ended September 30, 2022.

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

HOOKIPA Pharma Inc.

Date: November 14, 2022	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial and Accounting Officer)