Form 10-K
period 2022-12-31
HOOKIPA Pharma Inc.
filed 2023-03-15
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2022 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $82.6 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 7, 2023 was 52,322,822 shares and 2,399,517 shares of Class A common stock outstanding, each $0.0001 par value per share.

Documents Incorporated by Reference

If the Registrant’s Definitive Proxy Statement relating to the 2023 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

Auditor Firm Id:	1259	Auditor Name:	PwC Wirtschaftsprüfung GmbH	Auditor Location:	Vienna, Austria

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Business” in Part I Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological Licensing Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	the potential benefits of and our ability to maintain our collaborations with Gilead Sciences, Inc., F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our non-replicating and replicating technologies and the product candidates based on these technologies, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	regulatory developments in the United States and foreign countries;
●	the effects of the coronavirus pandemic or other emerging global health threats on business and operations;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

●	the accuracy of our estimates of our annual total addressable market, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends; and
●	our ability to comply with Nasdaq listing rules and our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risk factors include, but are not limited to the following:

●	We are a clinical-stage biopharmaceutical company with no approved products and a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

●	We will require substantial additional financing and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.
●	If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the FDA, the EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.
●	Our product candidates may cause serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential or result in significant negative consequence.
●	We are fully dependent on our collaboration with Gilead Sciences, Inc. for the development of our hepatitis B virus program and rely on funding from Gilead Sciences, Inc. for development of our human immunodeficiency virus program and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. for development of our immunotherapeutic for KRAS-mutated cancers. We may depend on our current collaborators or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	The COVID-19 pandemic has adversely impacted, and may continue to adversely impact our business, including our clinical trials.
●	Our rights to develop and commercialize our product candidates are subject, in part, to the terms and conditions of licenses granted to us by others, and, if we fail to comply with our obligations under these arrangements or resolve related disputes, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.
●	If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.
●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in licenses.
●	Our failure to meet the continued listing requirements of The Nasdaq Global Select Market could result in a delisting of our common stock.

PART I

Item 1.  Business

Overview

We are a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics based on our proprietary arenavirus platform that is designed to target and amplify T cell and immune responses to fight diseases. Our replicating and non-replicating technologies are engineered to induce robust and durable antigen-specific CD8+ T cell responses and pathogen-neutralizing antibodies. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by inducing CD8+ T cell response levels previously not achieved by other immunotherapy approaches.

We are building a proprietary immuno-oncology pipeline by targeting oncoviral cancer antigens, self-antigens and next-generation antigens. Our oncology portfolio includes three disclosed programs, HB-200, HB-300 and HB-700, all of which use our replicating technology. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive (HPV16+) cancers in a Phase 1/2 clinical trial. HB-300, in development for the treatment of prostate cancer, is in an ongoing Phase 1 clinical trial, which opened for enrollment of patients in the first quarter of 2023. HB-700, which has been partnered with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively referred to as Roche), is in preclinical development for the treatment of KRAS mutated cancers, including lung, colorectal and pancreatic cancers.

Our strategic priority is the development of our oncology portfolio, but we plan to continue developing infectious disease therapies in partnership with other companies. Our Hepatitis B (HBV) program, HB-400, and our HIV program, HB-500, are developed in a partnership with Gilead Sciences Inc. (Gilead). We have decided not to invest further into any other infectious disease program at this time.

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

Oncology Pipeline Highlights

The HB-200 program is our first program in oncology and the first clinical exploration of our replicating technology. The HB-200 program is comprised of potential therapeutic agents for people with cancers caused by the Human Papillomavirus (HPV), specifically HPV16+.

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

1.	HB-201 single-vector therapy: sequential injections of HB-201 (E7E6 fusion protein derived from HPV16 encoded in a Lymphocytic Choriomeningitis Virus (LCMV) vector);
2.	HB-202/HB-201 dual-vector therapy: alternating sequential injections of HB-201 and HB-202 (the same E7E6 fusion protein encoded in a Pichinde Virus (PICV) vector).

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

In December 2019, we opened the HB-200 Phase 1/2 trial (NCT04180215), investigating both Phase 1 dose optimization and Phase 2 dose expansion in a single trial. During the initial 10 months of the trial, the HB-201 single-vector therapy was studied through escalating doses. Starting in October 2020, enrollment into the HB-202/HB-201 alternating sequential dual-vector therapy began, representing a parallel dose escalation.

In November 2021, interim Phase 1 data on HB-201 single-vector therapy and HB-202/HB-201 dual-vector therapy for advanced/metastatic HPV16+ cancers showed promising anti-tumor activity and favorable tolerability. The interim data were derived from 62 patients who received either HB-201 single-vector therapy or HB-202/HB-201 dual-vector therapy for advanced/metastatic HPV16+ cancers. In June 2022, additional data on HB-201 single-vector therapy and HB-202/HB-201 dual-vector therapy and conclusions from the Phase 1 part of the Phase 1/2 trial were released. The data was derived from 68 patients with advanced HPV16+ cancers, including 54 patients with head and neck squamous cell carcinoma (HNSCC). This data demonstrated responses as well as stable disease in some head and neck cancer patients who failed prior standard of care therapy, platinum therapy: PD(L)1 inhibitor, or both. We believe that these early-stage data establish proof of concept for our replicating immunotherapy in oncology.

The interim Phase 1 data released in November 2021 enabled decisions on Phase 2 clinical plans for target tumor type as well as recommended schedule and route of administration for HB-200:

●	IV administration was observed to be superior to IT administration; therefore, the IT route has been discontinued and only IV is being used in Phase 2;
●	The initial Q3W dosing schedule was observed to be superior to Q2W; therefore, the Q2W regimen arm has been discontinued and the Q3W dosing is being used in Phase 2; and
●	As the majority of data accrued has been from HNSCC patients, the Phase 2 target tumor type was decided to be HNSCC.

In addition to the interim data reported in November 2021, the June 2022 data enabled further decisions on the Phase 2 part of the trial:

●	While promising anti-tumor activity was shown in both groups, alternating dual-vector HB-202/HB-201 demonstrated superior tumor response with 56% of treated patients showing target lesion shrinkage compared to 38% of HB-201 recipients. In addition, decreases in visceral lesions were predominantly seen in patients who received alternating dual-vector therapy: 59% of patients on HB-202/HB-201 compared to 18% on HB-201;
●	The HB-202/HB-201 alternating dual-vector therapy demonstrated an 80% disease control rate, which compares favorably to historical disease control rates achieved by pembrolizumab in recurrent/metastatic HNSCC patients, specifically 35% overall and 40% in the HPV+ subset, based on peer-reviewed published data;
●	While both HB-201 and alternating dual-vector HB-202/HB-201 were highly immunogenic, HB-202/HB-201 induced superior immune response with 32% of recipients achieving tumor-specific T cell levels greater than 5% of the circulating T cell pool.

Based on the safety profile, anti-tumor activity and T cell response data observed in the Phase 1 dose escalation part, the Phase 2 expansion portion of the ongoing Phase 1/2 trial is evaluating HB-202/HB-201 in combination with pembrolizumab in 1st line patients with advanced or metastatic HPV16+ HNSCC at the Recommended Phase 2 Dose (RP2D) using a two-step combination dose escalation. First, a small cohort of patients was dosed with HB-201 single-vector therapy in combination with pembrolizumab as a safety lead-in. Second, the alternating dual-vector HB-202/HB-201 therapy at a lower dose than RP2D was evaluated in combination with pembrolizumab, before beginning the current alternating dual-vector therapy at RP2D in combination with pembrolizumab. The Phase 2 portion of the trial is also open for enrollment of patients with second line and greater advanced/metastatic HPV16+ HNSCC for treatment with a combination of HB-202/HB-201 and pembrolizumab. Enrollment of those patients is also proceeding in the unrandomized Phase 2 dose expansion part of the ongoing Phase 1/2 trial.

In July 2022, we announced that the U.S. Food and Drug Administration (FDA) accepted our Investigational New Drug Application (IND) for HB-300 for the treatment of metastatic castration-resistant prostate cancer. A Drug Master File was also accepted, facilitating reduced cycle time between completion of preclinical studies and clinical entry of our pipeline projects. In February 2023, we opened a Phase 1/2 trial (NCT05553639) for enrollment of patients with metastatic castration-resistant prostate cancer.

In October 2022, we entered into a Research Collaboration and License Agreement (the Roche Collaboration Agreement) with Roche to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an exclusive option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. Pursuant to the Roche Collaboration Agreement, we received a non-refundable upfront payment of $25.0 million and are eligible to receive up to approximately $930 million in potential future success-based milestone payments for both programs, plus tiered royalties. As of December 31, 2022, we have received from Roche the non-refundable upfront payment of $25.0 million. In the first quarter of 2023, we reported the achievement of the first milestone event under the Roche agreement, triggering a milestone payment of $10.0 million.

Infectious Disease Pipeline Highlights

While our strategic priority is the development of our oncology portfolio, we believe that our platform is also uniquely positioned to provide value from the prophylactic and therapeutic use against infectious diseases. We plan to continue developing infectious disease therapies in partnership with other companies.

Our collaboration with Gilead to develop functional cures for chronic HBV and HIV infections has become our main driver of our infectious disease pipeline progress. We entered into our collaboration and licensing agreement (the Gilead Collaboration Agreement) with Gilead in June 2018. To date, we have received $46.2 million in upfront and milestone payments and $40.9 million of cost reimbursements from Gilead. Both programs have completed preclinical research and are being progressed towards entry into Phase 1 clinical trials.

In January 2023, we announced the achievement of a $5.0 million milestone payment for the completion and delivery of a regulatory support package for Gilead’s Phase 1 clinical trial of the HBV therapeutic vaccine developed under the Gilead Collaboration Agreement. The first participant in the Phase 1 clinical trial being conducted by Gilead is expected to be dosed in 2023. The preclinical data on the HBV vaccine as a potential component for a curative regimen were presented at the American Association for the Study of Liver Diseases (AASLD) in November 2022 and selected by AASLD as a “Best of the Liver Meeting” highlight. Gilead is solely responsible for further development and commercialization of the HBV product candidate.

In February 2022, we signed an amended and restated collaboration agreement (the Restated Gilead Collaboration Agreement) which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial and Gilead will provide funding through a combination of an initiation payment of $15.0 million, a milestone payment of $5.0 million and equity contributions of up to $35.0 million. Gilead retains an exclusive right (“the Option”) to take back the rights for the HIV program, including further research, development and commercialization. If Gilead elects to exercise the Option, we will be entitled to a $10.0 million program completion fee.

Our first product candidate, HB-101, through which we established proof of concept for our non-replicating arenaviral technology, is a potential vaccine for the prevention of CMV disease. CMV infection poses a considerable risk to infants in utero, as well as immune-compromised individuals, such as solid organ transplant recipients.

In our Phase 1 clinical trial, reviewed in the April 2020 issue of The Journal of Infectious Diseases, HB-101 was well-tolerated and elicited strong CMV-specific immune responses in all 42 of the treatment arm volunteers.

Importantly, we observed robust CD8+ and CD4+ T cell responses, as well as CMV-neutralizing antibody responses, without meaningful vector-neutralizing antibody responses. In our Phase 2 trial, we proceeded to assess safety, immunogenicity, and efficacy of HB-101 in individuals receiving a kidney transplant from live donors to measure the decrease of post-transplant viremia. In March 2023, we reported final data from our Phase 2 trial, showing that HB-101 induced CMV neutralizing antibodies after at least two doses at levels that were similar to those observed in the Phase 1 study. All patients who received three doses of HB-101, and for whom viable T cell assays were available, exhibited a CMV-specific T cell immune response. In the efficacy analysis, a lower incidence of CMV viremia was observed for patients who received three doses of HB-101 compared to patients who received three doses of placebo. The incidence of CMV infection, CMV disease, and the need for antiviral treatment post-transplant were not reduced for patients receiving only two doses of HB-101 compared to placebo. Overall, the small numbers and lower-than-expected incidence of CMV disease limit conclusion regarding efficacy.

In line with our strategy to focus on oncology programs and to pursue infectious disease programs only in partnerships, we decided to not further invest into the HB-101 program.

Leadership

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

Our Pipeline

We are leveraging our modular arenavirus platform to develop the following product candidates for multiple cancers and infectious diseases:

Via our existing collaboration with DarwinHealth, a New York City-based bioinformatics company pioneering novel bioinformatic approaches, we are also pursuing the development of “off-the-shelf” cancer therapies by identifying the next generation cancer testis antigens, which are tumor associated antigens that are generally not expressed in normal tissue.

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

Infectious disease and cancer immunotherapies represent areas of medicine with high potential for prophylactic and therapeutic benefit and have generated significant interest and investment from leading biopharmaceutical companies. Data from ongoing industry and academic research have demonstrated the potential clinical benefit for patients in a range of infectious disease and cancer settings. Several immunotherapy products have been approved by the FDA, the European Medicines Agency (EMA), and other foreign regulatory agencies. However, despite ongoing development efforts and successes, we believe that the current immunotherapies are limited by several factors, including:

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

Robust CD8+ T cell Response as Well as Pathogen Neutralization Response. Our non-replicating technology is designed to induce a robust CD8+ T cell and pathogen neutralizing response to fight disease. We believe our technology results in a prophylactic and immuno-therapeutic approach with potential for greater potency than existing prophylactic treatments.

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

Replicating Overview

Our proprietary replicating technology was designed to provide the beneficial properties of our non-replicating technology but to induce an even more robust immune response. Unlike naturally occurring arenaviruses which have two genomic segments, our replicating constructs were engineered to have three segments to allow for the introduction of genomic space in which to insert additional target antigens of choice. As a result of the larger genome the virus’ ability to replicate is reduced (attenuated).

Advantages of our Replicating Technology

Based on our preclinical data, we believe our replicating technology shows all the benefits of the non-replicating technology and the following additional benefits:

Quantitatively: Even More Robust CD8+ T Cell Response. In animal studies, our replicating technology has shown to induce a CD8+ T cell response that directs more than 50% of a body’s T cells, which is approximately ten times greater than the response induced by our non-replicating technology, to focus on a single target of choice. Similar data have been demonstrated in our Phase 1/2 clinical study. We believe our technology results in an immunotherapeutic approach with potential for greater potency than existing therapeutic treatments.

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

HIV Model

A third-party preclinical study was conducted in a monkey model of HIV infection using simian immunodeficiency virus (SIV). Ten monkeys were treated with an adenoviral vector carrying the SIV Env protein. The expression of the SIV Env protein is meant to prime the animal’s immune system to detect and attack SIV. From earlier work, this initial adenoviral-prophylactic immunization on its own was shown not to prevent SIV infection. Monkeys were then boosted eight weeks later with our non-replicating LCMV vector encoding SIV Env. The ten monkeys were also treated with vectors encoding no relevant genes, identified as the null group below. Starting at week six, both groups were challenged with weekly SIV injections for 12 weeks. The dosing regimen of the study is shown in Figure 1 below. As depicted in the Figure 2 below, the non-replicating LCMV-Env vaccination resulted in over 70% of monkeys being SIV free at the end of the study, as compared to less than 20% in the null group.

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

Hepatitis B Virus Model

In addition to the HIV model, we explored the ability of our non-replicating vectors to induce immune responses against hepatitis B core, HBc, and hepatitis B surface, HBs, antigens. In our study, we observed that a non-replicating LCMV vector expressing both HBc and HBs was able to generate significant CD8+ T cell responses against both proteins. These data indicate that a single dose of a non-replicating LCMV vector expressing HBV antigens elicits robust cellular immunity against both encoded proteins delivered in a single vector. We believe that non-replicating vector based immunotherapy may form an important cornerstone of a potential cure for the estimated 350 million people worldwide who are persistently infected with HBV.

We believe that the combination of our HIV and HBV preclinical and subsequent non-replicating vector clinical data facilitated our Gilead collaboration.

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

HB-200 Program for the Treatment of HPV16+ Cancers

Our HB-200 program consists of two immunotherapeutics targeting HPV16+ cancers.

HB-201 is a replicating LCMV-based product candidate expressing the E7E6 fusion protein specific to HPV16+ cells and being developed for the treatment of HPV16+ cancers, including head and neck squamous cell carcinoma (HNSCC), cervical and anal cancers. HB-201 is being evaluated as both monotherapy and in combination with a checkpoint inhibitor.

HB-202 is a replicating PICV-based product candidate expressing the same E7E6 fusion protein as HB-201. HB-202 is being evaluated as an alternating sequential vector therapy with HB-201, so called “HB-202/HB-201 therapy”.

The “HB-200 program” encompasses our arenaviral-based immunotherapies for the treatment of patients with advanced/metastatic cancers caused by HPV16+. These two arenaviral-based immunotherapy regimens include:

●	HB-201 single-vector therapy: sequential injections of HB-201 (E7E6 fusion protein derived from HPV16 encoded in an LCMV vector);
●	HB-202/HB-201 dual-vector therapy: alternating sequential injections of HB-201 and HB-202 (the same E7E6 fusion protein encoded in a PICV vector).

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

We believe that HB-200 has potential to provide beneficial treatment to persons with HPV16+ HNSCC, in the post-standard of care therapy or in combination with pembrolizumab in earlier line (e.g., 1st line or 2nd line) therapy. We believe that success in developing an effective therapy for HPV16+ HNSCC could support the potential of our product candidates to be effective for all HPV16+ cancers, regardless of the cancer’s tissue of origin.

Our Solution HB-200 Programs: HB-201 and HB-202

Both HB-201 (LCMV) and HB-202 (PICV) are replicating based product candidates expressing a non-oncogenic but highly antigenic E7E6 fusion protein from HPV16. In animal models, HB-201 was observed to be highly immunogenic, resulting in a robust CD8+ T cell response. Based on the levels of antigen-specific CD8+ T cells induced by HB-201 in preclinical models, notably when compared to therapeutic levels induced by other published approaches including adoptive cell therapies, as observed in separately designed and conducted third-party clinical trials, we believe that HB-201 single-vector therapy has the potential to provide therapeutic benefit to patients across the broader HPV16+ cancer setting. We have observed strong immunogenicity and robust antitumor activity in mouse models for HB-201 alone as well as for the sequential administration of HB-201 and HB-202.

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

HB-201 Preclinical Results

The ability of HB-201 to suppress tumor growth was tested in a TC1 mouse model of a transplantable HPV16+ E6/E7 expressing tumor. HB-201 was administered either intravenously or intratumorally to animals when tumor volume was approximately 100mm3. In both cases, as depicted in the figures below, single doses of HB-201 led to suppression of tumor growth in a statistically significant manner (p < 0.05) in all treated mice, and intratumoral administrations resulted in an approximately 40% long-term survival rate. When these long-term survivor mice were rechallenged with the same tumor six months later, no new tumor growth was detected. We believe that these results demonstrate the potential for HB-201 to be active both in treating primary tumors and also controlling metastatic and recurring disease.

Furthermore, we have observed that the dose of HB-201 strongly correlated with both immunogenicity, as depicted in the left side of the figure below, and antitumor activity, as depicted in the right side of the figure below. We believe that this indicates that antitumor activity is directly linked to immunogenicity. Specifically, low doses of HB-201 containing as few as 100 replication-competent vector (RCV) particles per dose suppressed tumor growth by more than 50% as compared to untreated tumors. Dosing with the highest three doses of HB-201, ranging from 10,000 to 1,000,000 RCV particles per dose, led to greater suppression of tumor growth. These data suggest that the maximal effective dose was already achieved at the lower of those three doses, or 10,000 RCV particles per dose. All doses of HB-201 were well tolerated in this model.

HB-202 Preclinical Studies

HB-202, like HB-201, is directed against HPV16+ E6/E7 tumors. In a mouse model of HPV16+ E6/E7 tumors, single doses of HB-202 were shown to be similarly effective as single doses of HB-201 when administered both intravenously and intratumorally. Also, as in HB-201, long-term survivor mice were uniformly resistant to re-challenge at six months. The results of our preclinical studies of HB-202 are depicted below.

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

Combination with Other Immunotherapy Modalities

In April 2022, we presented data at the American Association for Cancer Research (AACR) Annual Meeting expanding our preclinical combination data. Specifically, preclinical data accepted for poster presentation (abstract #4198) demonstrated that the combination of co-stimulatory 4-1BB agonists with arenaviral immunotherapy increased tumor control and resulted in a higher cure rate than arenaviral immunotherapy alone. Co-stimulatory agents, like 4-1BB agonists, are known as accelerators of cancer immunotherapy, because they help induce potent, tumor-specific T cells that can infiltrate and kill tumors. The combination of an arenaviral immunotherapy with a 4-1BB agonistic antibody resulted in complete tumor rejection in 30 % of mice following treatment. Importantly, improved tumor control and cure rates of up to 50 % were also observed with a 4-1BB ligand which was integrated into the arenaviral vector.

A separate preclinical analysis presented at AACR (abstract #3298) offered additional evidence of potential combination with other modalities. In this analysis, replicating arenaviral immunotherapy was sequentially combined with adoptively transferred TCR transgenic T cells, which resulted in tumor cures in all mice receiving combination therapy, with 100 % survival at the end of the experiment (60 days after administration). These data highlight the potential of arenaviral immunotherapies in combination with other treatment modalities beyond PD-1 inhibitors, as well as showcase the versatility of the platform as a potential backbone for various combination immunotherapies.

HB-200 Clinical Trial

Our oncology product candidates, HB-201 and HB-202, are being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of HPV16+ cancers.

In December 2019, we opened the HB-200 Phase 1/2 trial, investigating both Phase 1 dose optimization and Phase 2 dose expansions in a single trial. During the initial 10 months of the trial, the HB-201 single-vector therapy was studied through escalating doses. Starting in October 2020, enrollment into the HB-202/HB-201 alternating sequential dual-vector therapy began, representing a parallel dose escalation. The primary endpoint of the Phase 1 part of the Phase 1/2 trial was a recommended Phase 2 dose based on safety and tolerability. Secondary endpoints included anti-tumor activity as defined by RECIST 1.1, immunogenicity, safety, and tolerability.

As a first-in-human trial, the Phase 1 arm of the trial opened to investigate multiple questions for HB-200 program:

●	Route of administration: intravenous (IV) vs. intratumoral (IT);
●	Dose optimization; and
●	Dosing schedule: every two weeks (Q2W) or every three weeks (Q3W)

In November 2021, interim Phase 1 data on HB-201 single-vector therapy and HB-202/HB-201 dual-vector therapy for advanced/metastatic HPV16+ cancers showed promising anti-tumor activity and favorable tolerability. The interim data was derived from 62 patients who received either HB-201 single-vector therapy or HB-202/HB-201 dual-vector therapy for advanced/metastatic HPV16+ cancers. Data demonstrated some responses and stable disease in head and neck cancer patients who failed prior standard of care therapy: platinum therapy, PD(L)1 inhibitor, or both.

In addition, the interim Phase 1 data released in November 2021 enabled decisions on Phase 2 clinical plans for target tumor type as well as recommended schedule and route of administration for HB-200:

●	IV administration was observed to be superior to IT administration; therefore, the IT route has been discontinued and IV only is being used in Phase 2;
●	The initial Q3W dosing schedule was observed to be superior to Q2W; therefore, the Q2W regimen arm has been discontinued and the Q3W dosing is being used in Phase 2;
●	The majority of data accrued to date has been from HNSCC patients; therefore, the Phase 2 target tumor type is HNSCC.

In June 2022, positive Phase 1 data were presented in a poster presentation (abstract #2517) at the 2022 American Society of Clinical Oncology (ASCO) Annual Meeting. The data included results from our HB-200 program evaluating single-vector HB-201 and alternating dual-vector HB-202/HB-201 in advanced HPV16+ head and neck cancer patients. HB-200 was generally well tolerated, rapidly induced a high magnitude of tumor-specific T cells and showed early anti-tumor activity in these difficult-to-treat patients. We also announced the recommended Phase 2 dose for alternating dual-vector HB-202/HB-201, which showed superior immune and tumor response compared to single-vector HB-201.

Patient Details

In the June 2022 data release, a total of 68 patients with advanced HPV16+ cancers were treated in the Phase 1 trial as of March 31, 2022. Fifty-four patients had advanced HPV16+ head and neck cancers with a median of three prior therapies (range of 1-11), including a checkpoint inhibitor regimen in 50 of the 54.

Phase 1 HB-200: 68 HPV16 + Recurrent/Metastatic Patients Dosed

68 patients dosed
As of March 31, 2022 data cut-off

43 HNSCC patients dosed Q3W-Q6W IV only

- **HB-201 IV** *Every 3 weeks*
  - 20 patients treated
  - 16 patients ≥1 scan
- **Alternating HB-202/HB -201 IV** *Every 3 weeks*
  - 23 patients treated
  - 18 patients ≥1 scan

25 other patients dosed

- **Other subjects** Non-HNSCC patients; Initial intratumoral dose; Every 2 weeks frequency
  - 25 patients treated
  - Safety analysis only

- Median 3 prior lines of therapy (range 1 -11)
- 93% prior checkpoint inhibitor use

HNSCC, head and neck squamous cell carcinoma. One patient had an incomplete/nonevaluable scan and was excluded.

Clinical Biomarker Data

The June 2022 data release included clinical biomarker data on patients who received HB-201 or alternating dual-vector HB-202/HB-201. These clinical biomarker data included measurements of tumor specific T cells, which are essential in eradicating cancer cells.

While both HB-201 and alternating dual-vector HB-202/HB-201 were highly immunogenic, HB-202/HB-201 induced superior immune response with 32 % of recipients achieving tumor-specific T cell levels greater than 5 % of the circulating T cell pool (7 % of HB-201 recipients achieved this threshold).

Additionally, three of six of biopsied patients showed TILs (i.e. CD8+ T cells infiltrating tumors).

Clinical Safety Data

HB-200 Phase 1 results showed HB-200 was generally well tolerated, with comparable safety between the single-vector HB-201 and alternating dual-vector HB-202/HB-201. The most common treatment-related side effects were flu-like symptoms, with only 8.8 % of patients experiencing treatment-related side effects rated grade 3 or higher.

This favorable tolerability profile in heavily pre-treated patients highlights the potential for combination with checkpoint inhibitors and other agents.

Clinical Efficacy Data

The poster presented at ASCO provided updated anti-tumor activity on 43 Phase 1 patients with HPV16+ HNSCC who received therapy intravenously every three weeks (Q3W) for the first five doses and every six weeks (Q6W) thereafter, which is the route and frequency selected for further evaluation in Phase 2 cohorts. The 43 patients were comprised of 20 persons who received single-vector HB-201 and 23 who received alternating dual-vector HB-202/HB-201.

In addition to the interim data reported in November 2021, the June 2022 data enabled further decisions on the Phase 2 part of the trial by revealing the following:

●	While promising anti-tumor activity was shown in both groups, alternating dual-vector HB-202/HB-201 showed superior tumor responses with 56 % of treated patients showing target lesion shrinkage compared to 38 % of HB-201 recipients.

●	In addition, decreases in visceral lesions were predominantly seen in patients who received dual-vector therapy: 59 % of patients on HB-202/HB-201 compared to 18 % on HB-201.
●	The HB-202/HB-201 dual-vector therapy demonstrated an 80 % disease control rate (DCR), which compares favorably to historical DCRs achieved by pembrolizumab in recurrent/metastatic HNSCC patients, specifically 35 % overall and 40 % in the HPV16+ subset, based on peer-reviewed published data (Mehra R et al. Efficacy and safety of pembrolizumab in recurrent/metastatic head and neck squamous cell carcinoma: pooled analysis after long-term follow up in KEYNOTE-012. British J of Cancer. 2018; 119:153-159).

Based on the safety profile, anti-tumor activity and T cell response data observed in the Phase 1 dose escalation part and reported in the June 2022 ASCO poster, the HB-202/HB-201 alternating dual-vector intravenous therapy was selected as the preferred regimen as it induced more robust circulating T cell responses and anti-tumor activity than HB-201 single-vector therapy. Additionally, HB-202/HB-201 dose level three was selected as the RP2D based on the acceptable safety profile and preliminary Phase 1 anti-tumor activity.

Therefore, the Phase 2 expansion portion of the ongoing Phase 1/2 trial proceeded to evaluate HB-202/HB-201 at the RP2D in combination with pembrolizumab in 1st line patients with advanced or metastatic HPV16+ HNSCC using a two-step combination dose escalation. First, a small cohort of patients was dosed with HB-201 single-vector therapy in combination with pembrolizumab as a safety lead-in. Second, the alternating dual-vector HB-202/HB-201 therapy at a lower dose than RP2D was evaluated in combination with pembrolizumab, before beginning the alternating dual-vector therapy at RP2D in combination with pembrolizumab.

As communicated in November 2022, more than 20 patients have been dosed in the Phase 2 pembrolizumab combination expansion cohort, including those in the safety run-in, though only a small number of patients had received the RP2D of HB-202/HB-201 with pembrolizumab. More time and additional imaging assessments are required to mature the dataset and inform the next phase of development. We will provide a comprehensive data update in the first half of 2023.

The Phase 2 portion of the trial is also open for enrollment of patients with second line and greater advanced/metastatic HPV16+ HNSCC for treatment with a combination of HB-202/HB-201 and pembrolizumab. Enrollment of those patients is also proceeding in the unrandomized Phase 2 dose expansion part of the ongoing Phase 1/2 trial.

The FDA has granted Fast Track Designation to single-vector HB-201 and alternating dual-vector HB-202/HB-201, both in combination with pembrolizumab, for the treatment of first-line advanced/metastatic HPV16+ HNSCC.

In addition to the ongoing nonrandomized Phase 1/2 clinical trial, in September 2021 we announced a clinical collaboration with Merck & Co., Inc, to study HB-200 in combination with pembrolizumab in a randomized Phase 2 trial of patients with 1st line advanced/metastatic HPV16+ HNSCC. We anticipate making a decision on when to start this Phase 2 clinical trial in 2023.

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

Our HB-200 program targets viral antigens associated with tumors induced by HPV16. In these programs, the viral, or non-self nature of the antigens, makes them a natural target for an immunotherapy approach. In addition, we are pursuing the development of product candidates based on our arenavirus platform to target self-antigens, nonviral antigenic proteins that are highly overexpressed in solid tumors or only minimally expressed in normal cells. Because self-antigens are found in certain normal cells as well as tumor cells, the immune system does not typically recognize them as foreign proteins and does not respond to them. This protection of self-antigens from immune system attack is known as immune tolerance. The results obtained by earlier-generation marketed products such as sipuleucel-T, developed as PROVENGE by Dendreon Pharmaceuticals, Inc., have proven that it is possible to overcome immune tolerance and activate the immune system to produce an antitumor response.

Our Solution: HB-300 for Prostate Cancer

We are developing our most advanced self-antigen candidate in this area, HB-300, based on our replicating technology in metastatic, hormone resistant prostate cancer. Prostate cancer provides a unique treatment opportunity for immunotherapy because prostate cancer cells express a number of tumor-specific antigens that serve as potential targets. HB-300 is an alternating, dual-vector replicating arenaviral immunotherapy which uses the Lymphocytic Choriomeningitis Virus and Pichinde Virus as arenaviral backbones, with each expressing two well-defined antigens of prostate cancer, prostatic acid phosphatase (PAP) and prostate specific antigen (PSA). Subsequent clinical development may include addition of arenaviral therapeutics expressing a third antigen, prostate specific membrane antigen (PSMA).

Direct evidence for the ability to induce a therapeutically relevant immune response to one of these antigens, PAP, comes from PROVENGE. To create PROVENGE, a personalized treatment, clinicians remove dendritic cells from the body, load them with PAP and then reintroduce them to the patient. The use of PROVENGE has been shown to increase survival in patients with metastatic, hormone resistant prostate cancer and led to its approval in 2010. Other companies are developing dendritic cell therapies similar to PROVENGE by using other tumor antigens. These dendritic cell therapies generally require complex, patient-specific therapeutic manufacturing processes involving isolating cells from patients, loading them ex vivo with tumor antigens and then readministering the cells to patients.

Since HB-300 is a replicating-based product candidate, we can deliver it by simple infusion whereby it targets APCs, such as dendritic cells, in the body, without the need for cellular isolation or ex vivo processing. We have shown in preclinical experiments and in the HB-200 clinical program that replicating vectors can lead to robust CD8+ T cell responses to the encoded antigens.

PAP Stimulation*
IFN-γ CD8+ [x10⁴]
PSA Stimulation*
IFN-γ CD8+ [x10⁴]
PSMA Stimulation**
IFN-γ CD8+ [x10⁴]
CD45+CD8+ IFN-γ+ T cells [x10⁴] /Spleen
40
30
20
10
0
15
5
Mice receiving active
Mice receiving buffer control

* PSA and PAP specific CD8+ responses in C57BL6 mice after single dose of replicating vectors

** PSMA specific CD8+ responses in Balb/c mice after single dose of replicating vectors

In April 2022, we presented preclinical data at the American Association for Cancer Research Annual Meeting (abstract #3298 and abstract #4198) that showed antitumor activity with a single administration of replicating arenaviral immunotherapy targeting tumor self-antigens. Specifically, the arenaviral immunotherapy was able to overcome immune tolerance, induce potent T cell responses against two different tumor self-antigens and reduce tumor growth in these cancers. Notably, targeting tumor self-antigens can be a challenge because the immune system does not recognize these molecules as foreign. These preclinical data provided further support for the clinical evaluation of our HB-300 candidate for treatment of prostate cancer. The AACR data demonstrated the ability of our arenaviral immunotherapeutic technology to induce potent T cell responses against tissue-specific self-antigens, which is the same type of tumor self-antigens targeted by HB-300.

In July 2022, we announced that the FDA accepted our IND for HB-300 for the treatment of metastatic castration-resistant prostate cancer (mCRPC). A Drug Master File was also accepted, which we believe will facilitate reduced cycle time between completion of preclinical studies and clinical entry of our pipeline projects.

In February 2023, we opened a first-in-human Phase 1/2, multinational, multicenter, open-label study of HB-302/HB-301 alternating dual-vector therapy in participants with mCRPC. This study (NCT05553639) has 2 phases: a Phase 1 Dose Escalation with an RP2D confirmation and a Phase 2 dose expansion. The Phase 1 dose escalation will evaluate HB-302/HB-301 alternating dual-vector therapy for safety and tolerability, preliminary efficacy and immunogenicity, and determination of a RP2D. The Phase 2 dose expansion will assess HB-302/HB-301 alternating dual-vector therapy at the RP2D defined in the Phase 1 portion of the study. Based on lessons learned from the HB-200 program, HB-302/HB-301 Alternating dual-vector therapy will be administered intravenously every three weeks (Q3W) for the first five doses and every 6 weeks (Q6W) from the fifth dose and onward. HB-302 is to be administered first followed three or six weeks later by HB-301.

In the future, we intend to develop further product candidates against other self-antigens with the aim of eventually establishing a franchise of dendritic cell-targeting agents that take advantage of the ability of arenaviruses to stimulate CD8+ T cell responses.

HB-700 for Targeting Mutated KRAS in Pancreatic, Colorectal and Lung Cancers

Targeting Shared Neoantigens

KRAS is a gene that acts as an on/off switch for cell growth as it is a key regulator of cell proliferation and survival. When there is a mutation, or error, in the gene, cells can grow out of control. KRAS is one of the most frequently mutated proto-oncogenes with respective mutations found in approximately 30% of all human cancers. KRAS mutations are most frequently found in pancreatic cancer (85% to 90%), colorectal cancer (approximately 40%) and lung cancer (approximately 32%). However, the spectrum of mutations mainly target amino acid position 12 (G12D, G12V, G12R, and G12C) and position 13 (G13D), rendering these mutations an attractive target for immunotherapy. We plan to develop our KRAS targeted therapy for patients suffering from pancreatic adenocarcinoma (PAAD), colorectal cancer (CRC) and lung adenocarcinoma (LUAD) and carrying one or more of the five most prevalent G12D, G12V, G12R, and G12C and position 13 G13D mutations. By integrating all 5 mutations into one single-vector, our product will potentially be a single therapeutic targeting multiple large cancer indications.

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

Colorectal cancer is the third most diagnosed malignancy worldwide and the second leading cause of cancer death. The incidence of colorectal cancer was estimated at 1.9 million cases in 2020, causing 0.9 million deaths worldwide. The incidence is higher in highly developed countries and it is increasing in middle- and low-income countries due to westernization. The death rate from colorectal cancer in 2018 was approximately 55%. The 5-year survival rate of patients with localized stage colorectal cancer is 90%. About 38% of patients are diagnosed at this early stage. If the cancer has spread to surrounding tissues or organs and/or the regional lymph nodes, the 5-year survival rate is 72%. If the cancer has metastasized to distant parts of the body, the 5-year survival rate is less than 15%. The advancements made in understanding colorectal cancer pathophysiology have led to increased treatment options, including endoscopic and surgical excision, radiotherapy, immunotherapy, palliative chemotherapy, targeted therapy, and extensive surgery and local ablative therapies for metastases. These treatments have prolonged overall survival and screening through endoscopy also greatly enhanced the early detection, leading to good prospects of a cure. Although the prospect for colorectal cancer therapy is generally good, the increasing number of cases and rising incidence among younger generations still poses a heavy financial burden and a public health challenge.

Lung cancer is the most common cause of cancer death worldwide, with an estimated 1.6 million deaths annually. Approximately 85% of lung cancer patients suffer from a subgroup called non-small cell lung cancer (NSCLC), of which LUAD and lung squamous cell carcinoma are the most common subtypes. LUAD represents approximately 40% of NSCLC and is the most common primary lung cancer diagnosed in the United States. Despite new treatments, the 5-year survival rate is only 12% to 15%.

Our Solution: HB-700 for KRAS Mutated Cancers

HB-700 is based on our replicating arenavirus platform and was designed for treatment of cancers encoding mutated KRAS, especially KRAS-mutated lung, colorectal, pancreatic cancers. HB-700 is a replicating dual-vector therapy that has been engineered to encode fragments encoding multiple KRAS mutations found in these three cancers, specifically KRAS mutations G12D, G12V, G12R, G12C and G13D. By simultaneously targeting these five most common mutations, we believe HB-700 has the potential to benefit more patients than single mutation inhibitors. Potential coverage of KRAS mutations of important cancer indications by our product candidate HB-700 is illustrated in the following graph:

Similar to our other immuno-oncology candidate therapies, we can deliver HB-700 by simple infusion; HB-700 is designed to target APCs, such as dendritic cells, in the body, without the need for cellular isolation or ex vivo processing. Since induction of KRAS mutation-specific CD8+ T cells is the mode of action of this investigational therapy, and administration of alternating LCMV (HB-201)- and PICV (HB-202)-based vectors have been shown to induce unprecedented tumor antigen-specific CD8+ T cell levels in the context of our HB-200 program, we also intend to maximize HB-700-induced CD8+ T cell responses of by using replicating vectors based on both LCMV and PICV in a sequential dosing regimen.

In October 2022, we announced a strategic collaboration and license agreement with Roche to develop HB-700 for KRAS-mutated cancers. Through the collaboration, we will conduct research and early clinical development through Phase 1b for HB-700. Upon the completion of the Phase 1b trial, Roche has the exclusive right to assume development responsibility and to commercialize licensed products across multiple indications upon approval. Under the terms of the agreement, we received an upfront payment of $25.0 million. We are eligible for research, development and commercialization milestone-based payments for HB-700 and for an additional oncology candidate totaling up to approximately $930 million.

In February 2023, we achieved a $10.0 million milestone payment under our HB-700 collaboration agreement with Roche. The success-based milestone payment reflected the start of the HB-700 manufacturing process to support a Phase 1 clinical trial. We plan to submit an IND for HB-700 to the FDA in the first half of 2024.

Next Generation Product Candidates

A critical advantage of our technology is that it is designed to deliver full length proteins directly to APCs, such as dendritic cells, for endogenous expression and direct presentation to CD8+ T cells. Having APCs, such as dendritic cells, express full-length proteins and present all fragments (epitopes) overcomes the major difficulty of attempting to predict which part of the protein, or epitope, will be presented by the patient’s individual major histocompatibility complex (MHC) class I alleles. This presentation is important in immunotherapy because T cells will only recognize and respond to the antigen when it is bound to the individual’s MHC class I molecules, of which several hundred different versions exist in the population. While this approach overcomes the major issue faced by neoepitope-based personalized antigen approaches, it also has limitations in that the repertoire of known tumor-associated proteins that could be used for targets is limited. The best example of full-length proteins that are, to a degree, cancer-specific and immunogenic include the cancer testis antigens, examples of which include NYESO1, MAGE and CAGE. These cancer testis antigens have been known for decades, and many of them are currently being pursued by other companies. For many tumor types the cancer testis type of antigens remains unknown. Furthermore, most of the known tumor associated antigens are not commonly expressed or are not sufficiently specific to tumor tissue, making them suboptimal targets for clinical development.

In November 2018, we entered into a research collaboration and license agreement with DarwinHealth, a New York City based bioinformatics company pioneering novel bioinformatic approaches, with the intent to identify the next generation of cancer testis antigens. Our goal is to find novel immunogenic full-length transcripts that are specific for, and highly represented in specific tumor types, allowing for an “off the shelf” approach for many cancer types. During the initial collaboration period, we intend to develop and validate the bioinformatics approach and resulting proprietary algorithms. We will start out by identifying “off-the-shelf” next generation cancer testis type antigens in mouse tumors and will assess the antitumor efficacy of our technology when targeting these same antigens in tumor-bearing animals. Mice will thereby serve as a testing ground to validate and optimize our new proprietary bioinformatics algorithms. In parallel we will apply the same validated algorithms to human samples and will prepare the next generation of cancer testis antigens.

HB-101, a Prophylactic Vaccine for Cytomegalovirus (CMV)

Summary

The HB-101 program was our first clinical program and allowed us to establish proof of concept for our non-replicating technology, validating several important advantages of our arenaviral therapies. However, based on the limited data available from our three-dose schedule from our Phase 2 study and the strength of the data emerging from our immune-oncology programs, we have decided not to move forward with further development of the current HB-101 product formulation.

Project Details

HB-101 is a prophylactic vaccine designed to prevent transmission and clinical sequelae from cytomegalovirus (CMV). CMV is a virus that is commonly transmitted in childhood and early adulthood. Infections result in lifelong latent persistence of the virus with few symptoms, if any. However, CMV infections present a serious risk for patients with suppressed immune systems, such as solid organ and stem cell transplant recipients. HB-101 is designed with our non-replicating technology that delivers two clinically validated antigens: pp65, to induce CMV-specific CD8+ T cells, and gB, to elicit CMV-neutralizing antibodies.

As announced in November 2021, based on the strength of our HB-200 data in HPV16+ cancers, we have prioritized our oncology portfolio over infectious disease programs. We plan to continue developing infectious disease therapies only in partnership with other companies and decided to not further invest into the HB-101 program.

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

In the fourth quarter of 2018, we commenced a randomized, double-blinded Phase 2 clinical trial for HB-101 in CMV-negative patients awaiting kidney transplantation from living CMV-positive donors. Based on HB-101’s tolerability profile observed in the target patient population, and to gain further insights to inform a Phase 3 trial design, we added a new cohort of CMV-positive recipients awaiting kidney transplantation from CMV-positive or CMV-negative donors to the trial in early 2020 and amended the IND accordingly in January 2020. The goal of our Phase 2 trial was to assess safety, immunogenicity and efficacy of HB-101 in individuals receiving a kidney transplant from live donors to measure the decrease of post-transplant viremia.

In November 2020, we reported initial positive interim safety, immunogenicity and efficacy data in which we observed a pre-transplant three-dose vaccination schedule was able to reduce incidence of CMV viremia, reduce antiviral use and prevent CMV disease.

The Phase 2 HB-101 clinical trial concluded recruitment in June 2021 with 80 patients dosed. Given the challenges of enrollment of voluntary, live donor kidney transplantation during the COVID pandemic, the total number of patients enrolled in the trial was smaller than the originally planned 150 patients. Of the 80 patients dosed, 66 were CMV-negative and 14 were CMV-positive. Patients were followed up through a period of 12 months after transplantation.

In March 2023, we reported final data from our Phase 2 trial. Safety of the vaccine was assessed for 80 patients who received at least 1 dose of HB-101 or placebo. The most commonly reported localized adverse event was tenderness post injection. Fatigue, headache and generalized myalgia were the most commonly reported adverse events associated with reactogenicity. None of these events were severe or life-threatening. No systemic adverse events associated with systemic reactogenicity were reported in the placebo group. HLA sensitization was reported for five patients (6.3%) receiving HB-101 and none of the patients who received placebo. A higher incidence of post-transplant kidney biopsy was observed in patients receiving HB-101 as compared to placebo. A total of 16 patients (24.6%) out of 65 who received kidney transplantation required post-transplant kidney biopsy. Of these 16 patients, 14 (31.8%) received HB-101 and two (9.5%) received placebo. There were five cases of biopsy-confirmed rejection, four in the HB-101 group and one in the placebo group. None of the cases of biopsy-confirmed rejection were considered by the investigator to be related to HB-101 and none of these participants lost their graft.

Of the 66 CMV-negative patients who were enrolled in the trial, 52 received at least two doses of HB-101 or placebo prior to transplantation (n=34 HB-101, n=18 placebo). 17 patients received three doses prior to kidney transplantation (n=9 HB-101, n=8 placebo). The incidence of CMV infection, CMV syndrome or CMV disease, or need for antiviral treatment post-transplant was not reduced in CMV-negative participants who received only two doses of HB-101 as compared to placebo. Among the CMV-negative patients who received three doses of HB-101 prior to transplantation, a lower incidence of CMV viremia and use of antivirals post-transplant was observed. Two of nine patients (22.2%) who received HB-101 developed CMV viremia and required post-transplant antivirals as compared to three of eight patients (37.5%) who received three doses of placebo. No CMV disease was reported in the group of patients receiving three doses of HB-101 or placebo. Of the 14 CMV-positive patients enrolled in the trial, nine patients received at least two doses of HB-101 prior to transplantation and three patients received three doses. The CMV-positive arm of the trial did not include a placebo group. From the nine CMV-positive patients who received at least two doses of HB-101, four patients (44.4%) developed CMV viremia, including one patient (11.1%) who required anti-viral treatment. None of the CMV-positive patients reported CMV disease. These data are comparable to previously reported rates of CMV viremia in CMV-positive transplant recipients.

CMV neutralizing antibodies were observed in CMV-negative and in CMV-positive patients after at least two doses of HB-101. Six of seven patients (85.7%) who received three doses of HB-101 and six of twenty patients (30.0%) who received two doses of HB-101 showed CMV neutralizing antibody responses. The magnitude of response observed was similar after two or three doses of HB-101 and comparable to that observed in Phase 1 with healthy subjects. Technically valid results from assays on CMV-specific T cell immune responses on the day of transplantation were available for only seven patients (as a consequence of sample logistics and assay performance). Two of the seven participants had received placebo and five had received HB-101. All three patients (100%) who had received three doses of HB-101 and one of the two patients (50%) who had received two doses of HB-101 showed CMV-specific T cell immune responses. The two patients with valid assays in the placebo group did not show a CMV-specific T cell immune response.

As mentioned earlier, based on the limited data available from our three-dose schedule from our Phase 2 study and the strength of the data emerging from our immune-oncology programs, we have decided not to move forward with further development of the current HB-101 product formulation.

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

As of February 24, 2022, we are the owner, co-owner or exclusive licensee to 13 issued U.S. patents and 11 pending U.S. patent applications, four pending international Patent Cooperation Treaty (PCT) applications, one pending U.S. provisional patent application, and 215 issued foreign patents and approximately 100 foreign patent applications. These patents and patent applications are related to our technologies concerned with the arenavirus-based immunization systems, non-replicating and replicating, our product candidates and various development programs, which are directed to the use of these immunization systems for the treatment and/or prevention of various infectious diseases or cancer, and certain clinical uses of our current or future product candidates in oncology. The issued patents and pending patent applications contain claims directed to various aspects of our work, including compositions of matter, methods of treatment and prevention, methods of producing certain compositions, and use of our product candidates in combination with certain other therapeutics.

Non-Replicating Technology Portfolio

Our patent portfolio related to our non-replicating technology includes a patent family exclusively licensed to us from the University of Zurich. This patent family includes five patents granted in the United States and patents granted in Europe (validated in Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom), Canada, China, India, Hong Kong and Japan. This patent family also includes pending applications in the United States, Europe, and Hong Kong. The granted patents and pending applications related to our non-replicating technology are expected to expire no earlier than 2028, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our non-replicating technology is being employed or may be employed in one or more of the product candidates or programs described herein.

Replicating Technology Portfolio

We are the owner or exclusive licensee to proprietary patent positions related to our replicating technology. Our patent portfolio related to our replicating technology includes a patent family exclusively licensed from the University of Geneva. This patent family includes a patent granted in the United States and patents granted in Europe (validated in Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), Australia, Hong Kong and Japan. The European patent in this family (European Patent No. 3218504) was opposed by a third party in April 2021. This patent family also includes pending applications in the United States, Europe, Canada, Australia, Japan, India, China and Hong Kong. The second patent family in our replicating platform portfolio is jointly owned by us and the University of Basel. The rights of the University of Basel under this patent family are exclusively licensed to us. This second patent family includes pending applications in various countries, including in the United States, Europe, Eurasia, Hong Kong, Korea, China, Canada, Australia, New Zealand, Mexico, Japan, Brazil, Singapore, India, and Israel. The granted United States patent from the first patent family is expected to expire in April 2037 due to patent term adjustment. The granted patents in Europe, Australia, Hong Kong and Japan, and the pending applications related to our replicating technology are expected to expire between 2035 and 2037, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our replicating technology is being employed or may be employed in one or more of the product candidates or programs described herein.

Split Vector Technology Portfolio

We have an exclusive license from the University of Basel to proprietary patent positions related to a novel molecular strategy to vectorize arenavirus genomes, which we refer to as the Split Vector Technology. Our patent portfolio related to the Split Vector Technology includes pending applications in the United States, Europe, Canada, Australia, Japan, India and China, exclusively licensed from the University of Basel as well as an international PCT application jointly owned by us and the University of Basel. The rights of the University of Basel under this patent family are exclusively licensed to us. The pending applications, and any applications claiming priority to the respective PCT application are expected to expire in November 2040 and May 2042, respectively, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The Split Vector technology is currently not employed in any of our clinical stage product candidates or late-stage preclinical programs.

Oncology Technology Portfolio

For the application of our non-replicating and replicating technologies in oncology, we own three patent families, one pending international Patent Cooperation Treaty (PCT) application and co-own one pending U.S. provisional patent application, relating to potential clinical uses of our product candidates, such as combination treatments and modes of administration. One of the patent families includes a patent granted in the United States and patents granted in Europe (validated in Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), Hong Kong and Japan. This patent family also includes pending applications in the United States, Europe, Canada, Australia, Japan, India, China and Hong Kong. The two other patent families include pending applications in the United States, Europe, Australia, Canada, China, Hong Kong, India and Japan. The granted patents and pending applications within the three patent families are expected to expire between 2036 and 2038, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Applications claiming priority to the respective PCT application are expected to expire in February 2043, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-101 (Cytomegalovirus)

Our HB-101 product candidate relies on our non-replicating technology. In addition to the non- replicating patent portfolio, we own one patent family that more specifically relates to our HB-101 product candidate. This patent family includes two patents granted in the United States and patents granted in Europe (validated in Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), Australia, Hong Kong, China, Macao and Japan, as well as pending applications in the United States, Europe, Hong Kong, Australia, Canada, China and India. Excluding the non- replicating patent portfolio, the granted patents and pending applications specifically related to our HB-101 product candidate are expected to expire in 2034, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Hepatitis B Virus

Our HBV program, codeveloped with Gilead, is in the preclinical phase and is being built on either our non-replicating or replicating technologies. In addition to the non-replicating and replicating patent portfolios, we own one patent family that relates to the use of our platform technologies for prevention and treatment of HBV. This patent family includes patents granted in the United States, Europe (validated in Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), China, Hong Kong, Macao and Japan. This patent family also includes pending applications in the United States, Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Hong Kong, Korea, Mexico, New Zealand and Singapore. Excluding the non-replicating and replicating patent portfolios, the granted patents and pending applications related to the HBV program are expected to expire in 2036, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HIV

Our HIV program, codeveloped with Gilead, is in preclinical phase and is being built on either our non-replicating or replicating technologies. In February 2022, we signed an amended and restated collaboration agreement, wherein we will assume development responsibilities through the end of Phase 1b. We currently do not own any patents or patent applications that more specifically relate to an HIV program outside of the non-replicating and replicating patent portfolios.

HB-201 and HB-202 (HPV16+)

Our HB-201 and HB-202 product candidates rely on our replicating technology and, depending on their clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we own two patent families that relate more specifically to our HB-201 and HB-202 product candidates. The first patent family includes two patents granted in the United States and patents granted in Australia, China, Macao and Japan with claims directed to compositions of matter. This patent family also includes pending applications in the United States, Europe, Australia, Canada, China, India, Japan and Hong Kong. The second patent family includes pending applications in the United States, Europe, Eurasia, Australia, Brazil, Canada, China, Costa Rica, India, Israel, Japan, Korea, Mexico, New Zealand, Peru, Singapore, South Africa relating to HB-201 and HB-202 treatment regimens. Excluding the replicating and oncology patent portfolios, the granted patents and pending applications specifically related to our HB-201 and HB-202 product candidates are expected to expire in 2036 and 2041, respectively, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-300

Our HB-300 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we currently own one pending international Patent Cooperation Treaty (PCT) application that more specifically relates to our HB-300 product candidate. Any patent claiming priority to this pending PCT application specifically related to our HB-300 product candidate is expected to expire in 2042, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-700

Our HB-700 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we currently own one pending international Patent Cooperation Treaty (PCT) application, one pending application in Taiwan, and one pending application in Argentina that more specifically relate to our HB-700 product candidate. Any patent claiming priority to this pending PCT application specifically related to our HB-700 product candidate is expected to expire in 2042, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

Gilead Collaboration Agreement and Stock Purchase Agreement

Overview

On June 4, 2018, we entered into the Gilead Collaboration Agreement, with Gilead to collaborate on preclinical research programs to evaluate potential vaccine products using or incorporating our replicating and non-replicating technology platforms for the treatment, cure, diagnosis, or prevention of HBV or HIV, which we refer to, collectively, as the Field.

Pursuant to the Gilead Collaboration Agreement, we granted Gilead an exclusive (even as to us and our affiliates), worldwide, royalty bearing license to our knowhow and our owned and in-licensed patent rights (including those patent rights in-licensed from the University of Geneva, the University of Basel, and the University of Zurich) that are necessary or reasonably useful for researching, developing, manufacturing or commercializing products that contain a vaccine that uses our replicating or non-replicating technology platforms for expressing one or more HIV or HBV antigens, which foregoing knowhow and patent rights we refer to as the Licensed Technology (and each such product a Licensed Product), for the purpose of researching, developing, manufacturing and commercializing Licensed Products for uses in the Field.

Pursuant to the Gilead Collaboration Agreement, we will own all new intellectual property conceived or created out of the activities conducted under the Gilead Collaboration Agreement that specifically relate to the replicating and non-replicating technology platforms. Gilead will own all other intellectual property rights conceived or created out of the activities conducted under the Gilead Collaboration Agreement.

On February 15, 2022, we entered into the Restated Gilead Collaboration Agreement, which altered key aspects of the collaboration pertaining to the HIV therapeutic. Specifically, we assumed responsibility for advancing the HIV program through to the end of a Phase 1b clinical program, and Gilead retains an exclusive right, the Option, for further development thereafter. Pursuant to the Option, Gilead has the exclusive right to take back the development rights for such HIV program candidates and to further research, develop, and commercialize such candidates in accordance with the terms and conditions of the Restated Gilead Collaboration Agreement. Gilead may exercise the Option at any time, but no later than 60 days after the receipt of a data package containing pre-clinical, clinical, chemistry and manufacturing control, regulatory and other data specified by the Restated Gilead Collaboration Agreement in return for an option exercise fee of $10.0 million.

If the Option is not exercised by Gilead during the term of the Option, or if Gilead provides written notice to us of its intention to not exercise the Option, then the terms of the Restated Gilead Collaboration Agreement will be deemed terminated with respect to the HIV Development Plan and HIV Licensed Products (each as defined in the Restated Gilead Collaboration Agreement), and the Field and rights granted under the Restated Gilead Collaboration Agreement will be limited to the HBV indication. Furthermore, if the Option expires or is terminated, the non-competition and right of first negotiations terms contained in the Restated Gilead Collaboration Agreement and summarized below will not be applicable to the development for HIV indications. In the event the Option is not exercised, we and Gilead will work in good faith to enter into a license agreement pursuant to which Gilead will grant us a milestone and/or royalty-bearing license under certain Gilead owned intellectual property necessary or reasonably useful to allow us to research, develop, manufacture and commercialize HIV product candidates as of the date on which the Option is declined.

Financial support from Gilead to us includes a $15.0 million non-refundable initiation fee and $35.0 million equity commitment pursuant to a Stock Purchase Agreement.

Governance

The development of the programs governed by the Gilead Collaboration Agreement is overseen by a six member joint steering committee (JSC), comprised of three representatives from each of us and Gilead. The JSC will oversee the activities carried out pursuant to the Gilead Collaboration Agreement, including settling disputes arising under the Restated Gilead Collaboration Agreement, and approving a Licensed Product as being ready for development.

Similarly, the Gilead Collaboration Agreement establishes a four member joint development committee (JDC) to oversee HIV development activities.

Research on HBV and HIV products

Under the original Gilead Collaboration Agreement, we are responsible for manufacturing and supplying to Gilead Lymphocytic Choriomeningitis Virus and Pichinde Virus based vectors expressing one or more HBV antigens to the extent necessary for both us and Gilead to carry out our respective research activities under the research plans. These research plans are largely completed and both programs have advanced to development stage.

Development and Commercialization of products

Pursuant to the Restated Gilead Collaboration Agreement, Gilead is solely responsible for conducting the development activities, including all regulatory filings, at its expense for any product arising from the Restated Gilead Collaboration Agreement designated for development by Gilead and approved by the JSC with respect to the HBV product candidates and we are responsible for conducting development activities for the HIV product candidates through the end of a Phase 1b study. If Gilead exercises the Option for the HIV product candidates, Gilead will be solely responsible for further (post Phase 1b) development activities of the HIV product candidates. Gilead is also solely responsible, at its expense, for the manufacture and commercialization of any HBV Licensed Product developed and commercialized under the Restated Gilead Collaboration Agreement, and if the Option is exercised, it will responsible, at its expense, for the manufacture and commercialization of any HIV Licensed Product.

Non-Compete

We may not, directly or indirectly, conduct, participate in or fund any research, development, manufacture, or commercialization of, or with respect to products utilizing arenavirus based vectors for the treatment, cure, diagnosis, or prevention of HBV or HIV, except for the activities we are expressly permitted to perform under the Restated Gilead Collaboration Agreement. If the Option expires or is terminated, the non-competition terms contained in the Restated Gilead Collaboration Agreement shall not be applicable to the development for HIV indications.

Right of First Negotiation

Pursuant to the Gilead Collaboration Agreement, in the event we offer a license or other rights to the Licensed Technology to a third party to research, develop, manufacture or commercialize a Licensed Product outside of the Field before June 4, 2028, we are required to offer Gilead a right of first negotiation for the same rights to the Licensed Technology in such field offered to the third party. If the Option expires or is terminated, the right of first negotiations terms contained in the Restated Gilead Collaboration Agreement will not be applicable to the development for HIV indications.

Financial Terms

Upon execution of the Gilead Collaboration Agreement, Gilead paid us a one-time upfront fee of $10.0 million and through to December 31, 2022, we received $16.2 million in milestone payments for the achievement of pre-clinical research milestones.

Upon execution of the Restated Gilead Collaboration Agreement, we became entitled to a program initiation fee of $15.0 million. In addition, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments for the HBV program. If Gilead exercises the Option, we are eligible for up to a further $167.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million program completion fee payable upon Option exercise, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a Licensed Product, if ever, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV Licensed Product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV Licensed Product, if the Option is exercised. The royalty payments are subject to reduction under specified conditions set forth in the Gilead Collaboration Agreement. In addition, Gilead is obligated to pay us for all out-of-pocket costs actually incurred by us in connection with the HBV program.

In addition, Gilead is obligated to pay us for all out-of-pocket costs actually incurred by us in connection with the HBV programs, including CMO related costs, to the extent contemplated under the research plans and research budget. In December 2019, Gilead agreed to expand the reimbursement for our resources allocated to the collaboration.

Termination

Either party may terminate for the uncured breach of the other party and upon the other party filing for bankruptcy, reorganization, liquidation, or receivership proceedings. On a program-by-program basis, at any time after the expiration or termination of the collaboration term for such program, Gilead may terminate the Restated Gilead Collaboration Agreement with respect to such program or on a product by product or a country-by-country basis upon prior written notice. If the Restated Gilead Collaboration Agreement is not otherwise terminated prior to the expiration of the last to expire royalty term, upon such expiration the license granted to Gilead will continue in effect, but will be fully paid-up, royalty free, perpetual, and irrevocable.

Supply Agreement

In December 2020, we entered into a Clinical Supply Agreement with Gilead. Under the terms of the Clinical Supply Agreement, we will provide Gilead with drug product for use in proof-of-concept clinical trials associated with the Licensed Products designated under the Gilead Collaboration Agreement. We will receive reimbursement at an agreed cost in accordance with the terms of the Restated Gilead Collaboration Agreement. Clinical supply of a potential Phase 3 clinical trial will be regulated in a separate supply agreement.

Stock Purchase Agreement

In connection with the Restated Gilead Collaboration Agreement, on February 15, 2022, the Effective Date, we entered into a Stock Purchase Agreement, the Stock Purchase Agreement, with Gilead. Pursuant to, and subject to the terms and conditions of, the Stock Purchase Agreement, Gilead will be required, at our option, to purchase up to $35,000,000 of our common stock, the proceeds of which we intend to use to fund additional research and development activities of our HIV program. On the Effective Date, Gilead purchased an initial amount of 1,666,666 unregistered shares of our common stock in exchange for approximately $5.0 million at a purchase price per share equal to $3.00. Pursuant to the terms of the Stock Purchase Agreement, we may require Gilead to purchase the balance of the $30.0 million of common stock in two subsequent purchases. The purchase price per share of the first subsequent purchase shall be equal to (a) the VWAP Purchase Price (as defined in the Stock Purchase Agreement), calculated at the date we exercise our right to require Gilead to purchase shares, plus (b) a premium of 30% on the VWAP Purchase Price, and the purchase price per share of the second subsequent purchase shall be equal to the VWAP Purchase Price, calculated at the date we exercise our right to require Gilead to purchase shares. Our ability to sell shares of our common stock to Gilead are subject to specified limitations, including compliance with Nasdaq Rule 5635(d) and continued compliance with the Nasdaq listing rules. The Stock Purchase Agreement also prohibits Gilead from purchasing shares of our common stock if such purchase would result in Gilead being a beneficial owner of more than 19.9% of the total number of our then-issued and outstanding shares of common stock.

The Stock Purchase Agreement may be terminated: (1) by Gilead (a) any time an Event of Default (as defined in the Stock Purchase Agreement) exists or (b) if we suspend, terminate or otherwise cease to perform our obligations under the HIV Development Plan; (2) automatically if Gilead exercises its Option pursuant to the Restated Gilead Collaboration Agreement; (3) by us for any reason; (4) automatically on the date that we sell and Gilead purchases the full $35.0 million of common stock; or (5) automatically on December 31, 2023.

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

Roche Collaboration Agreement

Overview

On October 18, 2022, we entered into the Roche Collaboration Agreement, with Roche, to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an exclusive option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens (collectively UCAs or UCA Program). Pursuant to the Roche Collaboration Agreement, we received a non-refundable upfront payment of $25.0 million and are eligible to receive up to approximately $930 million in potential future success-based milestone payments for both programs, plus tiered royalties.

Governance

The development of the programs governed by the Roche Collaboration Agreement is overseen by a six-member joint research committee (“JRC”), comprised of three representatives from each of us and Roche. The JRC will oversee the activities carried out pursuant to the Roche Collaboration Agreement.

Development and Commercialization of HB-700 Program

Under the Roche Collaboration Agreement, we are responsible for pre-clinical research, development, manufacturing and supply activities and early clinical development for the HB-700 Program pursuant to the “HB-700 Collaboration Plan” (as defined in the Roche Collaboration Agreement). In addition to the upfront payment, Roche shall pay success-based milestone payments related to achievement of manufacturing and IND-related events for the HB-700 Program. The clinical trial costs through Phase 1b will be shared equally between us and Roche.

Based on the data and a final report of the Phase 1b clinical trial to be delivered by us, Roche may elect to progress the development of the HB-700 Program and assume responsibility and cost for all further research, development, manufacturing, supply and commercialization activities of the HB-700 Programs.

Roche also has the option to elect to progress the development of the HB-700 Program prior to the completion of the Phase 1b trial.

Option Right to License UCA Program

Under the Roche Collaboration Agreement, we are responsible to perform research activities relating to the selection of a UCA Program. We will deliver to Roche a specified package of preclinical data and results with respect to the UCA Program. Roche may exercise an exclusive option to license the UCA Program and to extend the collaboration of the parties in relation to the UCA Program through the completion of a first in human trial (the “UCA Option”). Roche shall pay event-based milestone payments related to the achievement of manufacturing and IND-related events for the UCA Program. If the UCA Option is not exercised by Roche, the Roche Collaboration Agreement shall be deemed terminated with respect to the UCA Program.

Financial Terms

Upon execution of the Roche Collaboration Agreement, Roche paid us a one-time upfront fee of $25.0 million.

Roche will pay us an additional $15.0 million payment if the UCA Option for the UCA Program is exercised. We are also eligible for event-based milestone payments of up to an aggregate of $335 million during the research and development phase of the HB-700 Program for up to four oncology indications and up to an aggregate of $250 million in payments related to the achievement of sales-based milestones. For the additional UCA Program, subject to UCA Option-exercise, we are eligible for up to an aggregate of $173 million in event-based milestone payments during research and development for up to four oncology indications as well as up to an aggregate of $160 million in sales-

based milestones. Upon commercialization, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of HB-700 and, subject to UCA Option exercise, the UCA Program. The royalty payments are subject to reduction under specified conditions set forth in the Roche Collaboration Agreement. In aggregate, we are eligible to receive up to approximately $930 million in potential future success-based milestone payments in addition to the $25 million in upfront cash and tiered royalties.

Termination

Either party may terminate for the uncured breach of the other party and upon the other party filing for bankruptcy, reorganization, liquidation, or receivership proceedings. On a program-by-program basis, at any time after the expiration or termination of the collaboration term for such program, Roche may terminate the Roche Collaboration Agreement with respect to such program or on a product-by-product or a country-by-country basis upon prior written notice. If the Roche Collaboration Agreement is not otherwise terminated prior to the expiration of the last to expire royalty term, upon such expiration the license granted to Roche will continue in effect, but will be fully paid-up, royalty free, perpetual, and irrevocable.

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

University of Basel Split License Agreement

In October 2020, we entered into an Exclusive License Agreement with the University of Basel, which was subsequently amended in July 2022 and September 2022, hereinafter referred to as the Basel Split Agreement. Pursuant to the Basel Split Agreement, the University of Basel granted us a worldwide, exclusive license to proprietary patent positions related to a novel molecular strategy to vectorize arenavirus genomes (Split Vector Technology as described in the Intellectual Property Section), the Basel Licensed Split Patent Rights, to make or to have made, to develop or have developed, to use, have used, sell, have sold, market, have marketed, offer for sale, distribute, have distributed, import or have imported products, the manufacture, use, sale, or importation of which would infringe a claim of the Basel Licensed Split Patent Rights, each a Basel Licensed Split Product. Pursuant to the Basel Split Agreement, the University of Basel further granted us a worldwide, exclusive license under the University of Basel’s share in an international Patent Cooperation Treaty (PCT) application related to certain improvements of the Split Vector Technology, including any patents and patent applications that claim priority thereto, such patents and patent applications are further included in the Basel Licensed Split Patent Rights.

Pursuant to the terms of the Basel Split Agreement, we are obligated to use commercially reasonable efforts to develop and manufacture Basel Licensed Split Products and make commercially available Basel Licensed Split Products in the United States and at least three major European countries. In addition, we have to reach certain pre-clinical and clinical development milestones within specified time periods. Based on technical difficulties and changing priorities / strategic considerations, we did not meet the first pre-clinical milestone as defined in the original Basel Split Agreement and had to pay a re-scheduling fee of CHF 100,000 to University of Basel. We subsequently agreed with the University of Basel to amend the original Basel Split Agreement and entered into an amendment under which we defined a new pre-clinical development plan and pre-clinical development milestones. Under the respective amendment we further agreed to make additional non-material milestone payments upon achievement of the newly defined pre-clinical development milestones.

Under the amended Basel Split Agreement, we have the right to request postponement of pre-defined pre-clinical or clinical development milestones against payment of rescheduling fees in the range of CHF 250,000 to CHF 1,000,000.

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

Beginning on January 1, 2021, and ending on the date of the first commercial sale of a Basel Licensed Split Products, we are required to provide the University of Basel with an annual report detailing our efforts to develop Basel Licensed Split Products and to obtain governmental approvals necessary for marketing the same, as well as periodic updates relating to the pre-defined pre-clinical milestones.

We paid the University of Basel nominal amounts upon entering into the agreement as well as upon execution of the second amendment in September 2022 and are required to pay a non-material annual maintenance fee, which is deductible from any milestone payments, royalties or sublicense payments payable by us to the University of Basel during the same year. We are required to pay the University of Basel, subject to the achievement of specified development and regulatory milestones, payments aggregating up to CHF 2,000,000 per Basel Licensed Split Product. While the Basel Split Agreement remains in effect, we are required to pay the University of Basel low single digit royalties on net sales of Basel Licensed Split Products. We must also pay the University of Basel a low double digit to low single digit percentage, decreasing as a Basel Licensed Split Product proceeds through development stages, of any consideration we receive from sublicensees, depending on the timing of such sublicense. We are also responsible for the prosecution and maintenance of the Basel Licensed Split Patent Rights, and the costs related thereto.

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

National Institutes of Health License Agreement

In September 2013, we entered into a Biological Materials License Agreement with the National Institutes of Health (NIH) which was subsequently amended in April 2017, July 2018, January 2021, and May 2021, hereinafter referred to as the NIH Agreement. Pursuant to the NIH Agreement, the NIH granted us a worldwide, nonexclusive license to make, have made, import and use certain cells and cell clones developed at the Vaccine Research Center of the NIH (the NIH Licensed Products) to manufacture viral vectors based on our proprietary arenavirus-based vectors.

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

University of Minnesota License Agreement

In October 2022, we entered into a Non-Exclusive License Agreement with the Regents of the University of Minnesota (the Minnesota Agreement). Pursuant to the Minnesota Agreement, the University of Minnesota granted us a worldwide, non-exclusive license under the University of Minnesota’s rights in the subject matter of PCT Patent Application No. PCT/US2015/051337 including any patents that claim priority thereto (the Minnesota Licensed Patent Rights) to make, have made, sell, have sold, offer to sell, have offered to sell, commercialize, have commercialized, import, have imported, export, have exported, use, have used and otherwise exploit products that are covered by a valid claim of the Minnesota Licensed Patent Rights (and simultaneously covered by a claim of the University of Geneva patent related to our replicating technology which is exclusively licensed to us), (each a Minnesota Licensed Product).

We paid the University of Minnesota a low six figure amount upon entering into the agreement and are required to pay a non-material annual maintenance fee, and, upon commercialization of the first Minnesota Licensed Product, an annual minimum royalty which is creditable against royalties payable in the same year. We are required to pay the University of Minnesota, subject to the achievement of specified regulatory and commercial milestones, payments aggregating up to $2,750,000 per Minnesota Licensed Product. While the Minnesota Agreement remains in effect, we are required to pay the University of Minnesota royalties on aggregate net sales of Minnesota Licensed Products, of a generally below single digit percentage.

We must also pay the University of Minnesota low single digit percentages of certain considerations we receive from sublicensees, subject to pre-defined minimum and maximum payments in the range of a mid five figure amount to a mid six figure amount. We further have to pay the University of Minnesota a nominal amount if we assign the Minnesota Agreement as part of a change of control.

Unless earlier terminated, the Minnesota Agreement remains in effect until the expiration of the last to expire of the Minnesota Licensed Patent Rights. Following the expiry of the Minnesota Agreement due to the last to expire of the Minnesota Licensed Patent Rights, we will have a fully paid-up, royalty-free right to use, sell and commercialize Minnesota Licensed Products. We or the University of Minnesota may terminate the Minnesota Agreement for the other party’s breach that remains uncured after 30 days’ notice. We may terminate the Minnesota Agreement for convenience upon prior notice. The University of Minnesota may terminate the Minnesota Agreement if we cease operations, become insolvent, enter into any bankruptcy, receivership, or similar proceeding, or attempt to use the Minnesota Licensed Patent Rights as collateral for any debt.

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

Companies that compete with us directly on the level of the development of product candidates in our therapeutic areas include, among others:

●	In CMV management, companies such as Helocyte, Inc., VBI Vaccines Inc., Moderna, Inc., Biotest, Allovir, Merck & Co, and GSK plc.;
●	In immunooncology for HPV+ cancers, companies such as ISA Pharmaceuticals B.V., Transgene, Nyode, PDS Biotech, Cue Biopharma, Ultimovacs, and TCR Cure; and
●	In metastatic Hormone Resistant Prostate Cancer, companies such as BRL Medicine, Inc, Regeneron, AvenCell, BioNTech, Ultimovacs and Madison Vaccines are investigating an immuno-oncology approach.

On the technology level, direct competitor is Abalos GmbH, developing mammarenavirus vectors for cancer. Indirect technology competitors with relevance in cancer and infectious diseases include oncolytic viruses, bispecific antibodies, engineered cell therapies, tumor specific antigens, and other active immunization technologies. Specific indirect technology competitor companies include, among others, Gritstone Bio, Inc., Replimune Group, Inc., Merck & Co., BioNTech, Moderna, Turnstone Biologics Inc., Adaptimmune PLC, CureVac AG, Roche, and Novartis.

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

Under the Prescription Drug User Fee Act (PDUFA) as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2023, the user fee for an application requiring clinical data, such as a BLA, is $3,242,026. The sponsor of an approved BLA is also subject to an annual prescription drug program fee, which for fiscal year 2023 is $393,933. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union (EU) has similar, but not identical, requirements and benefits.

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

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Other U.S. Healthcare Laws

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services (HHS), the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (FCA) which may constrain the business or financial arrangements and relationships through which companies sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy regulations by federal and state governments and by governments in foreign jurisdictions can apply to the manufacturing, sales, promotion and other activities of pharmaceutical manufactures. These laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA or federal civil monetary penalties;

•

the federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•

the U.S. federal transparency requirements under the Affordable Care Act (ACA) including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•

federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the EU General Data Protection Regulation (GDPR), also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

U.S. Healthcare Reform

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower cost biosimilars, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition to coverage under Medicare Part D for the manufacturer’s outpatient drugs.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031.

Subsequent legislation extended the 2% reduction which remains in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives which could limit the amounts that federal and state governments will pay for healthcare products and services and result in reduced demand for certain pharmaceutical products or additional pricing pressures.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

In the United States, there has also been a lot of legislative activity at the state level with respect to privacy regulation. For example, in California, the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), which amendments went into effect on January 1, 2023, broadly defines personal information and creates individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "Business" regulated by the scope of the CCPA. Additionally, as of January 1, 2023, the effective date for the CPRA’s amendments to the CCPA, California has a new state agency that is vested with authority to implement and enforce the CCPA. In addition to the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. For example, on January 1, 2023, the Virginia Consumer Data Protection Act (CDPA) became effective. Further, many additional U.S. state privacy laws will go into effect throughout 2023: the Colorado Privacy Act (CPA) (July 1, 2023); the Connecticut Data Privacy Act (CTDPA) (July 1, 2023); and the Utah Consumer Privacy Act (UCPA) (December 31, 2023). The CDPA, CPA, CTDPA, and UCPA are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including exemptions for clinical trial data and limited obligations for entities regulated by HIPAA, that differ to a certain extent between the various laws. In addition, Congress regularly contemplates passing comprehensive privacy legislation at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate in the future. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The existence of comprehensive privacy laws in different states in the country could make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

European Union Drug Development

In the EU our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014 (Regulation), which replaced the Clinical Trials Directive 2001/20/EC (Directive) on January 31, 2022. The transitory provisions of the new Regulation offer sponsors the possibility to choose between the requirements of the previous Directive and the new Regulation if the request for authorization of a clinical trial is submitted in the year after the new Regulation became applicable. If the sponsor chooses to submit under the previous Directive, the clinical trial continues to be governed by the Directive until three years after the new Regulation became applicable. If a clinical trial continues for more than three years after the Regulation became applicable, the new Regulation will at that time begin to apply to the clinical trial.

The new Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Regulation.

European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization (MA). There are two types of marketing authorizations.

●	The centralized MA is issued by the European Commission (EC) through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA and is valid throughout the entire territory of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, such as medicines produced by biotechnological processes, products designated as orphan medicinal products, advanced therapy medicines (i.e. gene therapy, somatic cell therapy or tissue engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

●	Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application (MAA) by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the EC, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
●	National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member state in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SmPC), and a draft of the labeling and package leaflet, which are sent to the other member state, referred to as the Concerned Member States, for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the member states (i.e., in the RMS and the Concerned Member States).

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January, 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) the UK medicines regulator, may rely on a decision taken by the EC on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. The MHRA also has the power to have regard to MAs approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the United Kingdom or Great Britain.

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

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following grant of an MA. During this market exclusivity period, neither the EMA nor the EC nor any of the competent authorities in the EU Members States can accept an application or grant an MA for a “similar medicinal product approval.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder of the authorized orphan product consents to such revocation; or (iii) the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Regulatory Requirements After a Marketing Authorization has been Obtained

If authorization for a medicinal product in the EU is obtained, the holder of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

●	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
●	The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the EC Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
●	Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is sometimes governed by the national anti-bribery laws of the EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and

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

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

European Data Collection

The collection and use of personal health data in the EEA is governed by the GDPR. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States.

In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Although the GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Reform Bill but those have been put on hold. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the European Union’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with EU and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published the UK International Data Transfer Agreement and International Data Transfer

Addendum to the new standard contractual clauses (IDTA), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 (Schrems II), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

Failure to comply with the requirements of the GDPR or UK GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR and UK GDPR grant data subjects the right to claim material and non-material damages resulting from infringement of the GDPR or UK GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR and UK GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement (TCA) which was provisionally applicable since January 1, 2021, and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

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

Coverage and Reimbursement

Sales of our products, when and if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug or biological products exists in the United States. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, coverage determination is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Factors payors consider in determining reimbursement are based on whether the product is:

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.

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

Human Capital Resources

As of February 28, 2023, we had 156 full-time employees and 22 part-time employees. Of our 178 full and part-time employees, 43, or 24,2%, have Ph.D. or M.D. degrees and 139, or 78,1%, are engaged in research and development activities. Pursuant to Austrian law, all of our Austrian employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Facilities

Our principal executive offices are located in New York, New York, pursuant to a lease that expires in February 2024. Our European research and preclinical development operations are located in Vienna, Austria, where we lease and occupy approximately 30,656 square feet of office and laboratory space. Our first facility is leased pursuant to two operating leases, comprised of (i) a lease of unlimited duration for approximately 15,198 square feet of office and laboratory space and (ii) a lease set to expire in September 2028 and with no option to extend for approximately 2,357 square feet of storage space. In 2019, we entered into a lease for a second facility located in Vienna, Austria that is set to expire in February 2029, where we occupy approximately 15,440 square feet of office and laboratory space. In May 2021 we signed an agreement to purchase a parcel of land in the north of Vienna and have received building permission to build a GMP manufacturing plant. We have completed the detailed engineering phase and will take a decision to kick off construction work if and when required by pipeline progress. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Legal Proceedings

We are currently a party to a patent proceeding opposing European Patent No. 3218504, which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidates HB-201 and HB-202. We filed our formal response to the opposition with the European Patent Office (EPO) on September 3, 2021, in which we requested that the opposition be rejected and the European Patent No. 3218504 be maintained as granted. With the communication of June 27, 2022, the EPO’s Opposition Division has summoned the parties to oral proceedings scheduled for May 9, 2023, and issued a preliminary opinion, in which it followed our arguments and preliminarily rejected most of the attacks raised by the opponent, including the attacks against the claims that we consider most relevant for the protection of our technology. While the outcome of the matters can still not be predicted with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably, we do not expect that the pending patent opposition, and any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on us. However, if, as a result of the current patent proceeding, we would lose all, or at least part, of the protection under the opposed patent, such loss could erode our competitive position and harm our business and ability to achieve profitability. Besides the European opposition proceeding, we are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other information, including amendments and exhibits to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.hookipapharma.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. These reports are also available at the SEC’s Internet website at www.sec.gov.

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

We are a clinical stage biopharmaceutical company with no approved products and a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. For the years ended December 31, 2021 and 2022, we reported a net loss of $75.7 million and $64.9 million, respectively. As of December 31, 2022, we had an accumulated deficit of $287.7 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2022, we had approximately $113.4 million in cash, cash equivalents and restricted cash. Based on our research and development plans, we expect that our existing cash and cash equivalents at December 31, 2022, together with the funds we received under the Restated Gilead Collaboration Agreement in January 2023 and the funds we received under the Roche Collaboration Agreement in March 2023, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements depend on many factors, including:

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including HB-101, HB-201, HB-202, HB-300, HB-400 and any other future product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

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

We have in the past, and may in the future, encounter challenges in collecting, transporting and analyzing clinical blood samples, which could cause delays or prevent the approval of our drug candidates.

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

Our replicating technology is an attenuated viral vector technology which is in a Phase 1/2 clinical trial. If our ongoing Phase 1/2 clinical trial for HB-201 and HB-202/HB-201 causes unexpected side effects that are not tolerable in the treatment of the relevant patient group, the further development of the product candidate and any other potential products based on the replicating technology may be significantly limited or become impossible.

Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

We have concentrated all of our research and development efforts on product candidates based on our non-replicating and replicating technologies, and our future success depends on the successful development of this therapeutic approach. Our non-replicating and replicating technologies utilize arenaviruses to activate CD8+ T cells and induce pathogen-neutralizing antibodies. There are no approved products that utilize the arenavirus. Because our non-replicating and replicating technologies are novel, regulatory agencies may lack experience with product candidates which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. We have not yet succeeded and may not succeed in demonstrating safety and efficacy for any of our product candidates in ongoing or late-stage clinical trials or in obtaining marketing approval thereafter.

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

A trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. In the Phase 2 portion of our Phase 1/2 trial for HB‑200 in combination with pembrolizumab, we expect to enroll two groups of 10 to 20 patients each and future trials for HB‑200 or other product candidates may similarly enroll a small number of patients. The preliminary results of trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, making the trial results less reliable than trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that would have been possible to achieve in a larger trial.

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

We have limited experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trial will be completed on time or if the planned clinical trials will begin or be completed on time, if at all. Large scale trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs), or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. These third-party payors decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford many types of treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. See “Business – Coverage and Reimbursement.”

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

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (ASP), and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

Our HB-200 program is being developed to be used in combination with or without an approved checkpoint inhibitor, a currently approved cancer therapy. In the future, we may develop other product candidates to be used with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

The commercial success of product candidates based on our replicating technology will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in the HB-200 program or our other product candidates based on our replicating technology or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any product candidates based on our replicating technology that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries;
●	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the Foreign Corrupt Practices Act of 1977 (FCPA), Office of Foreign Assets Control Anti-Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States; and
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

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

Our business may be adversely affected by a pandemic, epidemic or outbreak of an infectious disease, such as the ongoing coronavirus pandemic and the emergence of additional variants.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party contract manufacturers and contract research organizations upon whom we rely, as well as our ability to recruit patients for our clinical trials. For example, the ongoing coronavirus pandemic continues to have unpredictable impacts on global societies, economies, financial markets, and business practices around the world.

The extent to which the ongoing coronavirus pandemic may impact our business, results of operations and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, particularly as virus variants continue to spread. For example, we experienced, and may experience again, some temporary delays or disruptions due to the coronavirus pandemic, including pauses in and delays to patient dosing, limited or reduced patient access to ICU beds, hospitals and healthcare resources generally, delayed initiation of new clinical trial sites and limited on-site personnel support at various trial sites. In addition, certain of our third-party manufacturers and suppliers paused their operations in the early stages of the pandemic, and some have paused their operations again as additional waves of the coronavirus pandemic have impacted local communities and/or as a result of national and local regulations.

We are actively monitoring and managing our response and evaluating the actual and potential impacts to our business operations, including on our ongoing and planned clinical trials. We will continue to work closely with our third-party vendors, collaborators, and other parties in order to seek to advance our programs and pipeline of product candidates, while keeping the health and safety of our employees and their families, partners, third-party vendors, healthcare providers, patients and communities a top priority.

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

Risks Related to Our Reliance on Third Parties

We are fully dependent on our collaboration with Roche for the development of our HB-700 program and our collaborations with Gilead for the development of our HBV programs, rely on funding from both Gilead and Roche for development of our human immunodeficiency virus and HB-700 program respectively, and may depend on Gilead, Roche or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates

We are currently party to collaborations with Roche and Gilead to help expand and advance our pipeline of candidates. In the future, we may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to product candidates we develop.

Our current collaborations poses, and potential future collaborations involving our product candidates may pose, the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, including technology we in-license, products that compete directly or indirectly with our products or product candidates;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
●	collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;
●	if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated;
●	collaboration agreements may restrict our right to independently pursue new product candidates. For example, under the Gilead Collaboration Agreement, we are prohibited from, directly or indirectly, researching, developing, manufacturing or commercializing product candidates targeted to HBV and with respect to HIV so long as Gilead’s option for the program has not expired; and
●	collaborations may be terminated by the collaborator, and, if terminated, we may suffer reputational harm, find it more difficult to attract new collaborators and be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

Additionally, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our collaborators, to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products. See “Business – Other U.S. Healthcare Laws.” We cannot predict the initiatives that may be adopted in the future.

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

Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval (PMA), simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting. We will be subject to additional obligations and regimes with respect to such companion diagnostic tests with regulators outside the United States.

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

Similarly, in Europe, the EC grants orphan designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan designation application. Orphan designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting no more than 5 in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the product. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

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

Although we do not currently have any products on the market, if we obtain FDA approval for our product candidates, and begin commercializing those products in the United States, our operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by comparable foreign regulatory authorities in jurisdictions in which we conduct our business that may affect our ability to operate. See “Business – Other U.S. Healthcare Laws.”

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

The collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data regarding individuals in the EEA is governed by the GDPR. The GDPR is wide ranging in scope and imposes several requirements on companies that process personal data, including requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the EU Member States may result in fines and other administrative penalties, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for breach or non-compliance.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Reform Bill but those have been put on hold. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU.

The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the United States. Although the UK is regarded as a third country under the GDPR, the EC, has now issued a decision recognizing the UK as providing adequate protection under the GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with EU and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published the UK International Data Transfer Agreement and International Data Transfer Addendum to the new standard contractual clauses (IDTA), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 (Schrems II), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

The GDPR and UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR and UK GDPR. The GDPR and UK GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations. Compliance with the GDPR and UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

We have incurred substantial losses during our operating history. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. The tax reform legislation introduced section 951A, a new tax on so-called “global intangible low-taxed income,” or GILTI. GILTI applies to income of a controlled foreign corporation (CFC) that is not otherwise subpart F income. Our Austrian subsidiary is expected to be treated as a CFC and GILTI taxation may therefore apply when use of foreign net operating loss carryforwards reduce our foreign income tax to a low level. Tax benefits from the use of our foreign net operating loss carryforwards could be partially offset by U.S. GILTI taxation, which could have an adverse effect on our future results of operations.

Changes to section 174 capitalization rules through the tax reform may impact our ability to immediately deduct research and development expenses, leading to higher taxable income and effective income tax payments even before reaching profitability

The tax reform legislation also altered section 174, by requiring that, beginning with the year 2022, research and development expenses be capitalized and amortized over five years for expenditures incurred in the U.S. and 15 years for expenditures incurred outside the U.S. Therefore, our ability to use research and development expenses to offset revenue in the coming years, may be limited, and we may be required to record taxable income while our business is actually still loss-making. The resulting tax payments could have an adverse effect on our future results of operations.

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

Our failure to meet the continued listing requirements of The Nasdaq Global Select Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Global Select Market, such as the minimum closing bid price requirement, The Nasdaq Stock Market, LLC (Nasdaq) may take steps to delist our common stock. Under Nasdaq rules, the closing bid price for our common stock must remain at or above $1.00 per share to comply with Nasdaq’s minimum bid requirement for continued listing.

On January 17, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Requirement). Under Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180 calendar day grace period, or until July 17, 2023, to regain compliance with the Minimum Bid Price Requirement. The Minimum Bid Price Requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period. If we fail to regain compliance with the Minimum Bid Price Requirement before July 17, 2023, then we may be eligible to have an additional 180 calendar days, or until January 15, 2024, to regain compliance with the Minimum Bid Price Requirement.

We are monitoring the closing bid price of our common stock; however, there can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Minimum Bid Price Requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum bid price required for continued listing again or prevent future non-compliance with Nasdaq’s listing requirements.

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

Our Class A common stock has no voting rights. As a result, all matters submitted to our stockholders are decided by the vote of holders of our common stock. Our executive officers, directors, and 5% stockholders beneficially own approximately 58% of our outstanding voting stock. These stockholders may be able to determine many matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

As a public company, and particularly after we are no longer an emerging growth company, as defined in the JOBS Act, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The

Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will continue to need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are continuously evaluating these rules and regulations which are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

In connection with our preparation and the audits of our financial statements as of and for the years ended December 31, 2017 and 2018, we and our independent registered public accounting firm identified material weaknesses as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. We have implemented a variety of controls to remediate the material weaknesses identified which enabled us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to enhance our internal control procedures. We believe that these efforts have remediated the material weaknesses, but we cannot assure that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

General Risks

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. We hold no deposits or securities with SVB, Signature Bank or Silvergate Capital.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in the company’s ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
●	Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements;
●	Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
●	Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
●	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), as well as reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering in April 2019, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in New York, New York, pursuant to a lease that expires in February 2024. Our European research and preclinical development operations are located in Vienna, Austria, where we lease and occupy approximately 30,656 square feet of office and laboratory space. Our first facility is leased pursuant to two operating leases, comprised of (i) a lease of unlimited duration for approximately 15,198 square feet of office and laboratory space and (ii) a lease set to expire in September 2028 and with no option to extend for approximately 2,357 square feet of storage space. In 2019, we entered into a lease for a second facility located in Vienna, Austria that is set to expire in February 2029, where we occupy approximately 15,440 square feet of office and laboratory space. In May 2021 we purchased a parcel of land in the north of Vienna and have received building permission to build a GMP manufacturing plant of approximately 48,440 square feet. In December 2018, we entered into a collaboration and manufacturing agreement which included embedded leases of manufacturing facilities which are located in Solna, Sweden, and expired in April 2022. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

PART II—OTHER INFORMATION

Item 3.  Legal Proceedings.

In April 2021, a third party opposed European Patent No. 3218504 (the EP ’504 Patent) which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidates HB-201 and HB-202. We filed our formal response to the opposition with the European Patent Office on September 3, 2021. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably, we do not expect that the pending patent opposition, and any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on us. However, if, as a result of the current patent proceeding, we would lose all, or at least part, of the protection under the opposed patent, such loss could erode our competitive position and harm our business and ability to achieve profitability.

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

Holders of Our Common Stock

As of March 8, 2023, there were approximately four holders of record of shares of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street” name, and two holders of record of shares of our Class A common stock.

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

We are building a proprietary immuno-oncology pipeline by targeting oncoviral cancer antigens, self-antigens and next-generation antigens. Our oncology portfolio includes three disclosed programs, HB-200, HB-300 and HB-700, all of which use our replicating technology. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive cancers (HPV16+) in an ongoing Phase 1/2 clinical trial. HB-300 is in development for the treatment of prostate cancer and expected to move into the clinic in the first quarter of 2023. HB-700 is our newest asset in preclinical development for treatment of KRAS mutated cancers, including, lung, colorectal and pancreatic cancers.

Our HB-200 program is comprised of potential therapeutic agents for people with cancers caused by the Human Papillomavirus (HPV), specifically HPV16+ and includes HB-201 single-vector therapy and HB-202/HB-201 dual-vector therapy. Both therapies are being evaluated in an ongoing HB-200 Phase 1/2 clinical trial. In the second quarter of 2022, data presented at scientific conferences showed that HB-202/HB-201 alternating dual-vector candidate induced immune and clinical responses, as well as stable disease in some HPV16+ advanced metastatic/recurrent head and neck cancer patients who failed prior standard of care therapy. We believe that these early-stage data establish proof of concept for our replicating viral vector immunotherapy candidate in oncology.

Based on the safety profile, anti-tumor activity and T cell response data observed to date, we are evaluating HB-202/HB-201 in combination with pembrolizumab in 1st line and 2nd line patients with advanced/metastatic head and neck cancer.

While our strategic priority is the development of our oncology portfolio, we believe that our platform is also uniquely positioned to provide value from the prophylactic and therapeutic use against infectious diseases. We plan to continue developing infectious disease therapies in partnership with other companies.

We have funded our operations to date primarily from public offerings of common stock and convertible preferred stock, including our initial public offering, as well as private placements of our redeemable convertible preferred stock, grant funding and loans from an Austrian government agency, upfront, milestone and initiation payments from Gilead in connection with a research collaboration and license agreement, and upfront payments from Roche in connection with a research collaboration and license agreement.

On April 23, 2019, we completed an initial public offering of our common stock (the IPO) in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3.9 million shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead Sciences, Inc. (Gilead) purchased 1.7 million shares of our common stock for $5.0 million. On March 4, 2022, we completed a follow-on public offering in which we issued 21.7 million shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2022, the principal amount outstanding under loans from government agencies was $2.9 million and we had cash, cash equivalents and restricted cash of $113.4 million

We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates, if at all, and commercialize our products or enter into additional collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

We have incurred net losses each year since our inception in 2011, including net losses of $64.9 million for the year ended December 31, 2022 and $75.7 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $287.7 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish further commercial manufacturing capacity.

We believe that our cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements at least through the next 12 months from the issuance date of the consolidated financial statement. See “—Liquidity and Capital Resources.”

Impacts of Coronavirus and Market Conditions on Our Business

We have been actively monitoring the coronavirus pandemic situation and its impact globally. We believe our financial results for the years ended December 31, 2022, 2021 and 2020 were not significantly impacted by the outbreak of the coronavirus. We believe our hybrid and remote working arrangements have had limited impact on our ability to maintain internal operations during the years ended December 31, 2022, 2021 and 2020. Further, disruption of global financial markets and a recession or market correction, including as a result of the coronavirus pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors, could reduce our ability to access capital, which could, in the future, negatively affect our business and the value of our common stock.

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

Components of Our Results of Operations

Revenue from collaboration and licensing

To date, we have not generated any revenue from product sales and do not expect to do so in the near future, if at all. All of our revenue to date has been derived from research collaboration and license agreements with Gilead and Roche.

Gilead Collaboration Agreement

On June 4, 2018, we entered into a Research Collaboration and License Agreement (the Gilead Collaboration Agreement) with Gilead to evaluate potential vaccine products using or incorporating our replicating technology and non-replicating technology for the treatment, cure, diagnosis or prevention of HBV and HIV.

Under the Gilead Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Gilead Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement (the Restated Gilead Collaboration Agreement) which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Gilead Collaboration Agreement, Gilead will retain an exclusive right, the Option, to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Gilead Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Gilead Collaboration Agreement with respect to the HBV program, and if the Option is exercised, any manufacturing costs related to the HIV program. Through December 31, 2022, we have received from Gilead the non-refundable upfront payment of $10.0 million and $16.2 million in milestone payments for the achievement of pre-clinical research milestones. In addition, we have recognized $40.8 million of cost reimbursements for research and development services performed under the Gilead Collaboration Agreement. In the first quarter of 2023, we received an additional milestone payment of $5.0 million under the Restated Gilead Collaboration Agreement.

We determined that our performance obligations under the terms of the original Gilead Collaboration Agreement included one combined performance obligation for each of the HBV and HIV research programs, comprised of the transfer of intellectual property rights and providing research and development services. Accordingly, we recognized these amounts as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development labor hours for each of the performance obligations. The terms of the Restated Gilead Collaboration Agreement added an additional performance obligation to us to perform research and development work for the HIV program. We recognize the amounts of revenue allocated to the performance obligation resulting from the Restated Gilead Collaboration Agreement on a percent of completion basis over the performance period, using total estimated research and development costs as the measure of progress.

Roche Collaboration Agreement

On October 18, 2022, we entered into a Research Collaboration and License Agreement (the Roche Collaboration Agreement) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively referred to as Roche), to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an exclusive option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens.

Under the Roche Collaboration Agreement, we granted Roche an exclusive, royalty-bearing license to our technology platforms. Upon signing the Roche Collaboration Agreement in October 2022, we received a non-refundable upfront payment of $25.0 million and Roche will be obliged to pay an additional $15.0 million payment if the option for the UCA program is exercised. We are also eligible for event-based milestone payments of up to an aggregate of $335.0 million during the research and development phase of the HB-700 program for up to four oncology indications and up to an aggregate of $250.0 million in payments related to the achievement of sales-based milestones. For the additional UCA Program, subject to UCA Option-exercise, we are eligible for up to an aggregate of $173.0 million in event-based milestone payments during research and development for up to four oncology indications as well as up to an aggregate of $160.0 million in sales-based milestones. Upon commercialization, we are eligible to receive tiered royalties on the worldwide net sales of HB-700 and, subject to UCA Option exercise, the UCA Program. The royalty payments are subject to reduction under specified conditions set forth in the Roche Collaboration Agreement. Through December 31, 2022, we have received from Roche the non-refundable upfront payment of $25.0 million and in the first quarter of 2023 we received an additional milestone payment of $10.0 million for the achievement of a GMP manufacturing milestone.

We determined that our performance obligations under the terms of the Roche Collaboration Agreement included one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation during the UCA Option period to perform research and development services with respect to the UCA Program. Accordingly, we allocated the non-refundable upfront payment of $25.0 million between the two performance obligations. Milestone payments that are contingent on future events will be added to the transaction price when the triggering event has become probable. The consideration allocated to a performance obligation will be recognized as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development costs for each of the performance obligations. Milestone payments, or parts thereof, that relate to completed services will be reflected via a cumulative catch up for past performance.

Operating Expenses

Our operating expenses since inception have only consisted of research and development costs and general administrative costs.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting Phase 1 and Phase 2 clinical trials for HB-101 as well as the ongoing HB-200 Phase 1/2 study, and an investigational new drug (IND) application for HB-300. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;

●	expenses incurred in connection with the preclinical development of our programs and clinical trials of our product candidates, including under agreements with third parties, such as consultants, contractors, academic institutions and contract research organizations (CROs);
●	the cost of manufacturing drug products for use in clinical trials, including under agreements with third parties, such as CMOs, consultants and contractors;
●	laboratory costs;
●	leased facility costs, equipment depreciation and other expenses, which include direct and allocated expenses; and
●	third-party license fees.

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Year ended December 31,
	2022	2021
HB-200 program	$28,409	$35,876
HB-300 program	9,938	7,491
Gilead partnered programs(1)	13,529	17,208
Other and earlier-stage programs	14,815	18,504
Other unallocated research and development expenses	1,954	3,774
Total research and development expenses	$68,645	$82,853

(1) Expenses incurred in connection with Gilead partnered programs were fully reimbursed by Gilead in 2021 and partially reimbursed in 2022, and such reimbursements were accounted for as revenue.

Other unallocated research and development expenses include stock-based compensation expense, certain lease expenses and other operating expenses that we do not track on a program-by-program basis, since our research and development employees and infrastructure resources are utilized across our programs.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance and investor relations, business development and administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, lease expenses related to our offices, premiums for directors and officers liability insurance, intellectual property costs incurred in connection with filing and prosecuting patent applications, depreciation and other costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our current and future product candidates, increase our headcount and investor relations activities and maintain compliance with requirements of the Nasdaq Global Select Market and the Securities and Exchange Commission.

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

Interest Income

Interest income results of interest earned on our cash, cash equivalents, and restricted cash.

Interest Expense

Interest expense results primarily from loans under funding agreements with the Austrian Research Promotion Agency, recorded at a market rate of interest. The difference between interest payments payable pursuant to the loans, which rates are at below market interest rates, and the market interest rate, is accounted for as grant income.

Income Taxes

Income tax expense results from U.S. federal and state income tax as well as foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. As of December 31, 2022, we had a deferred tax asset of $70.2 million primarily resulting from foreign net operating loss carryforwards of $275.3 million with no expiry date. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of December 31, 2022.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands). Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 24, 2022.

	Year ended December 31,
	2022	2021
Revenue from collaboration and licensing	$14,249	$18,448
Operating expenses:
Research and development	(68,645)	(82,853)
General and administrative	(18,759)	(17,269)
Total operating expenses	(87,404)	(100,122)
Loss from operations	(73,155)	(81,674)
Other income (expense):
Grant income	7,916	9,724
Interest income	1,633	27
Interest expense	(687)	(898)
Other income and expenses, net	(392)	(2,843)
Total other income (expense), net	8,470	6,010
Net loss before tax	(64,685)	(75,664)
Income tax expense	(230)	(1)
Net loss	$(64,915)	$(75,665)

Revenue from Collaboration and Licensing

Revenue was $14.2 million for the year ended December 31, 2022, compared to $18.4 million for the year ended December 31, 2021.

The decrease of $4.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to lower cost reimbursements received under the Gilead collaboration, partially offset by revenue that was recognized upon the achievement of a research milestone under the Gilead collaboration achieved in December 2022, and higher partial recognition of the upfront payments under the Gilead and Roche collaborations. Substantial parts of the payments received from collaborations in the year ended December 31, 2022, were not immediately recognized as revenue. In particular, the biggest parts of a $4.0 million milestone payment and the $15.0 million initiation fee received under the Restated Gilead Collaboration Agreement and a $25.0 million upfront payment received under the Roche Collaboration Agreement were recorded as deferred revenue to be recognized as revenue in future accounting periods.

For the year ended December 31, 2022, revenue included $5.2 million from reimbursement of research and development expenses, $3.7 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue, as well as $5.0 million of revenue that was recognized upon the achievement of a research milestone in December 2022, all of which are related to the Restated Gilead Collaboration Agreement. In the year ended December 31, 2022 we completed the recognition of the deferred revenue related to the $4.0 million milestone payment that we received in 2020 related to the Restated Gilead Collaboration Agreement. In addition, revenue included $0.3 million from partial recognition of the $25.0 million upfront payment under the Roche Collaboration Agreement, that was initially recorded as deferred revenue.

For the year ended December 31, 2021, revenue included $16.3 million from reimbursement of research and development expenses, and $2.1 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue related to the Gilead Collaboration Agreement. In the year ended December 31, 2021 we completed the recognition of the deferred revenue related to the upfront payment of $10.0 million that we received in June 2018 related to the Gilead Collaboration Agreement.

Research and Development Expenses

For the year ended December 31, 2022, our research and development expenses were $68.6 million, compared to $82.9 million, for the year ended December 31, 2021.

The decrease of $14.3 million for year ended December 31, 2022 compared to the year ended December 31, 2021 was attributable to a decrease in direct research and development expenses of $12.4 million, and a decrease in indirect research and development expenses of $1.9 million. The decrease in direct research and development expenses was primarily driven by lower manufacturing expenses for our HB-200, HB-300 and Gilead partnered programs and lower clinical study expenses due to the completion of patient enrollment of the Phase 2 trial for our HB-101 program. Indirect research and development expenses decreased mainly because of a decrease in personnel related expenses including stock based compensation of $2.0 million, a decrease in other operating income and expense of $1.1 million, and a decrease in laboratory consumables of $0.1 million, partially offset by an increase in professional and consulting fees of $0.7 million and an increase in training and recruitment expenses of $0.6 million. Stock based compensation decreased primarily due to the lower stock price of our common stock resulting in lower fair values of the granted stock options.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $18.8 million, compared to $17.3 million for the year ended December 31, 2021.

The increase of $1.5 million was primarily due to an increase in professional and consulting fees of $2.6 million and an increase in training and recruitment expenses of $0.5 million, partially offset by a decrease in personnel-related expenses of $1.3 million and a decrease in other expenses of $0.3 million. The increase in professional and consulting fees was primarily attributable to the purchase of third-party services and to $1.9 million of intellectual property costs incurred in connection with filing and prosecuting patent applications. The decrease in personnel-related expenses resulted from decreased stock compensation expenses, the conversion of a portion of the base salaries of our executive team for the six months ended June 30, 2022 in common stock, partially offset by a growth in headcount along with increased salaries in our general and administrative functions. Stock based compensation decreased primarily due to the lower stock price of our common stock resulting in lower fair values of the granted stock options.

Grant Income

In the year ended December 31, 2022 we recorded grant income of $7.9 million, compared to $9.7 million in the year ended December 31, 2021 from grants, research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The decrease of $1.8 million was primarily due to lower income from Austrian research and development incentives as a result of lower eligible research and development expenses.

Interest Income and Expense

Interest income was $1.6 million for the year ended December 31, 2022, compared to less than $0.1 million for the year ended December 31, 2021. The increase in interest income of $1.6 million for the year ended December 31, 2022 was a result of the rising U.S. dollar and euro interest rates. Interest income represents interest from cash and cash equivalents held in U.S. dollars and euros resulting from the proceeds from the issuance of common and preferred stock as well as payments received under our Gilead and Roche collaborations. During the year ended December 31, 2022 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros and dollars at our Austrian subsidiary.

Interest expenses for loans from government agencies were $0.7 million for the year ended December 31, 2022, compared to $0.9 million for the year ended December 31, 2021. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other expenses were $0.4 million for the year ended December 31, 2022, compared to $2.8 million for the year ended December 31, 2021. The decrease resulted primarily from the prior year effect of exchange rate differences and foreign currency remeasurements.

Liquidity and Capital Resources

Since our inception in 2011, we have funded our operations primarily from public offerings and private placements of common stock and convertible preferred stock, including our initial public offering, as well as private placements of our redeemable convertible preferred stock, grant funding and loans from an Austrian government agency, and upfront, milestone and initiation payments from Gilead and Roche in connection with research collaboration agreements.

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 1,666,666 shares of our common stock for $5.0 million. On March 4, 2022, we completed a follow-on public offering in which we issued 21,700,000 shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. We also received $41.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Gilead Collaboration Agreement and $25.0 million from a non-refundable upfront payment related to the Roche Collaboration Agreement. In the first quarter 2023 we received a $5.0 million milestone payment related to the Restated Gilead Collaboration Agreement and a $10.0 million milestone payment related to the Roche collaboration. As of December 31, 2022, we had cash, cash equivalents and restricted cash of $113.4 million.

On July 12, 2022, we filed a registration statement on Form S-3 (the Registration Statement) with the SEC, which was declared effective on July 21, 2022. The Registration Statement registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with SVB Securities LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the ATM Program). As of December 31, 2022, no sales had been made pursuant to the ATM Program.

We entered into various funding agreements with the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG). The loans by FFG (the FFG Loans), were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of our assets. The debt obligation is $2.9 million, principal repayments are due as follows: $1.7 million are due in 2023, and the remaining $1.2 million are due upon final maturity in 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of December 31, 2022, the unamortized debt discount related to FFG Loans was $0.4 million.

We entered into arrangements with contract manufacturing organizations. As of December 31, 2022, we had total non-cancellable obligations under such contracts of $9.3 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of December 31, 2022, we had an accumulated deficit of $287.7 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements as well as grant funding. Based on our research and development plans, we expect that our existing cash and cash equivalents, including the funds received under the Restated Gilead Collaboration Agreement, and the funds received under the Roche Collaboration Agreement, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. These estimates are based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(19,997)	$(66,016)
Net cash used in investing activities	(5,017)	(12,581)
Net cash provided by (used in) financing activities	72,271	(235)
Net increase (decrease) in cash and cash equivalents	47,257	(78,832)

Cash Used in Operating Activities

During the year ended December 31, 2022, cash used in operating activities was $20.0 million, which consisted of a net loss of $64.9 million, adjusted by non-cash charges of $8.8 million and cash provided due to changes in our operating assets and liabilities of $36.1 million. The non-cash charges consisted primarily of stock-based compensation of $5.0 million, depreciation and amortization expense of $3.6 million, and other non-cash items of $0.2 million. The change in our operating assets and liabilities was primarily due to an increase of deferred revenues current and non-current of $35.5 million, an increase in accrued expenses and other current liabilities of $2.5 million, a decrease in prepaid expenses and other current and non-current assets of $2.5 million, and an increase in other non-current liabilities of $1.5 million, partially offset by a decrease in accounts payable of $2.0 million, an increase in receivable research incentives of $2.0 million, a decrease in operating lease liabilities of $1.6 million, and an increase in accounts receivable of $0.3 million. Changes in deferred revenues were due to upfront and initiation payments related to our collaboration agreements. Changes in research incentives were due to increased receivables under the research incentive program provided by the Austrian government. Changes in prepaid expenses and other current assets, accounts payable and other non-current assets in the year ended December 31, 2022 were generally due to lower research and development expenses and the timing of invoicing and payments. Changes in other current and non-current liabilities were generally related to the advancement of our research programs. Changes in operating lease liabilities in the year ended December 31, 2022 were mainly due to regular lease payments.

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

Cash Used in Investing Activities

During the years ended December 31, 2022 and 2021, cash used in investing activities was $5.0 million and $12.6 million, respectively. The decrease of $7.6 million compared to the year ended December 31, 2021 resulted from lower capital expenditures in connection with our GMP manufacturing facility project, the prior year effect of an acquisition of land in the year ended December 31, 2021 and lower expenditures for purchase of equipment. Cash used in investing activities in the year ended December 31, 2021 resulted from the acquisition of land and capital expenditures in connection with our own GMP manufacturing facility project and capital expenditures in connection with our laboratory space and for purchase of property and equipment.

Cash (Used in) Provided by Financing Activities

During the year ended December 31, 2022, cash provided by financing activities was $72.3 million, which consisted mainly of net proceeds of $70.2 million from our follow-on public offering in March 2022 and of net proceeds of $5.0 million from Gilead’s purchase of 1,666,666 shares of our common stock in February 2022, partially offset by a repayment of a loan of $2.8 million.

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

In October 2022, we entered into a non-exclusive license agreement with the Regents of the University of Minnesota for a worldwide, non-exclusive license to patent rights related to our replicating technology patent which is exclusively licensed to us by the University of Geneva. We paid the University of Minnesota a low six figure amount upon entering into the agreement and are required to pay a non-material annual maintenance fee, and, upon commercialization of the first Minnesota Licensed Product, an annual minimum royalty which is creditable against royalties payable in the same year. While the Minnesota Agreement remains in effect, we are required to pay the University of Minnesota royalties on aggregate net sales of Minnesota Licensed Products, of a generally below single digit percentage. We must also pay the University of Minnesota low single digit percentages of certain considerations we receive from sublicensees, subject to pre-defined minimum and maximum payments. We further have to pay the University of Minnesota a nominal amount if we assign the Minnesota Agreement as part of a change of control.

In the year ended December 31, 2022, we recorded $1.0 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2022, $1.2 million payable from sublicensing fees were included in accrued expenses and other current liabilities. In the year ended December 31, 2021, we recorded $1.3 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2021, $0.3 million payable from sublicensing fees were included in accounts payable.

For additional information on these license agreements, please see “Business—Intellectual Property—License Agreements.”

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with the rules and regulations of the SEC, and generally accepted accounting principles in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Recognition of revenue from contracts with customers

We have entered into the Restated Gilead Collaboration Agreement for the development and commercialization of certain of our product candidates. Our performance obligations under the terms of this agreement include one combined performance obligation for each research program comprised of the transfer of intellectual property rights (licenses) and providing research and development services. Payments by Gilead to us under this agreement included a non-refundable up-front payment, payments for research and development activities, and may include payments based upon the achievement of defined pre-clinical development and commercial milestones and royalties on product sales if certain future conditions are met.

We have entered into the Roche Collaboration Agreement for the development and commercialization of certain of our product candidates. Our performance obligations under the terms of this agreement include one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation to perform research and development services and to deliver a specified package of preclinical data and results with respect to targeting undisclosed cancer antigens (“UCA program”). Payments by Roche under the Roche Collaboration Agreement included a non-refundable up-front payment, payments based upon the achievement of defined milestones, an additional payment if the option for the UCA program is exercised and royalties on product sales if certain future conditions are met.

We evaluate our collaboration and licensing arrangements pursuant to Accounting Standards Codification 606 (ASC 606). To determine the recognition of revenue from arrangements that fall within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation. We present revenues from collaboration and licensing arrangements separately from other sources of revenue.

Amounts received by us as non-refundable upfront payment under the Restated Gilead Collaboration Agreement and the Roche Collaboration Agreement as well as success-based milestone payments under the Roche Collaboration Agreement prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. Contingent milestone payments related to specified preclinical and clinical development milestones are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606. Such amounts are recognized as revenue over the performance period of the respective services on a percent of completion basis for each of the obligations. We measure the progress toward complete satisfaction of the performance obligations based on the total cost of each collaboration program. This method of measuring progress results in recognizing revenue in proportion to the cost incurred during the quarter in relation to total expected cost for the respective program, according to the respective collaboration budget. Reimbursement of costs for our services under the Restated Gilead Collaboration Agreement and the Roche Collaboration Agreement are presented as revenue and not deducted from expenses. The Restated Gilead Collaboration Agreement and the Roche Collaboration Agreement also include certain sales-based milestone and royalty payments upon successful commercialization of a licensed product which we anticipate recognizing if and when sales from a licensed product are generated.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of December 31, 2022 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $113.4 million as of December 31, 2022, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, our management assessed the effectiveness of our internal control over financial report as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 11.  Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 14.  Principal Accountant’s Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Part IV

Item 15.  Exhibits.

(1) Financial Statements

The following documents are included on pages F-1 through F-6 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2022 (File No. 001- 38869) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 23, 2019 (File No. 001-38869) and incorporated herein by reference)

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

4.2

Shareholders Agreement among HOOKIPA Pharma Inc. and certain of its shareholders, dated February 15, 2019 (filed as Exhibit 4.1. to the Company’s Current Report on Form 8-K filed on April 23, 2019 (File No. 001-38869) and incorporated herein by reference)

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 24, 2021 (File No. 001- 38869) and incorporated herein by reference)

4.4

Registration Rights Agreement, dated June 17, 2022, by and between the Company and Gilead Sciences, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022 (File No. 001- 38869) and incorporated herein by reference)

10.1#

HOOKIPA Pharma Inc. 2018 Stock Option and Grant Plan and forms of awards thereunder (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

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

10.10#

Form of Director Indemnification Agreement (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.11#

Form of Officer Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.12#

Employment Agreement between Joern Aldag and the Registrant (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.13#

Employment Agreement between Reinhard Kandera and the Registrant (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.14#

Employment Agreement between Igor Matushansky and the Registrant (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.15#

Employment Agreement between Klaus Orlinger and the Registrant, dated January 1, 2022 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 24, 2021 (File No. 001- 38869) and incorporated herein by reference)

10.16

Lease by and between the Registrant and Marxbox Bauprojekt GmbH & Co OG, dated February 3, 2012, as supplemented by the Lease Agreement, dated April 2, 2014 (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.17

Lease by and between the Registrant and Wüstenrot Marxbox GmbH & Co KG, dated May 15, 2018 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.18†

Amended and Restated Collaboration and License Agreement, by and between Hookipa Biotech GmbH and Gilead Sciences, Inc., dated as of February 15, 2022 (filed as Exhibit 10.1. to the Company’s Current Report on Form 8-K/A filed on March 1, 2022 (File No. 001-38869) and incorporated herein by reference)

10.19†

Patent License Agreement, by and between Hookipa Biotech GmbH and the University of Zurich, dated as of October 6, 2011 (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.20†

Patent License Agreement, by and between Hookipa Biotech AG and the University of Basel, dated as of January 16, 2017 (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.21†

Patent License Agreement, by and between Hookipa Biotech AG and the University of Geneva, dated as of February 8, 2017 (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.22†

The National Institutes of Health Biological Materials License Agreement, by and between the National Institutes of Health within the Department of Health and Human Services through the Office of Technology Transfer and Hookipa Biotech AG, dated as of September 25, 2013, as amended by the First Amendment, dated April 12, 2017, and the Second Amendment, dated July 11, 2018 (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.23

Funding Contract, by and between Hookipa Biotech AG and The Austrian Research Promotion Agency, dated August 8, 2012, as extended by the Funding Contract, dated December 17, 2013, and the Funding Contract, dated May 22, 2015 (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.24

Funding Contract, by and between Hookipa Biotech AG and The Austrian Research Promotion Agency, dated December 16, 2014, as extended by the Funding Contract, dated October 4, 2016, the Funding Contract, dated February 27, 2018, and the Funded Contract dated October 25, 2019 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 18, 2021 (File No. 001- 38869) and incorporated herein by reference)

10.25

Lease by and between the Registrant and Wüstenrot Marxbox GmbH & Co. KG, dated February 26, 2019 (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.26

Stock Purchase Agreement, by and between the Registrant and Gilead Sciences, Inc., dated as of February 15, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022 (File No. 001-38869) and incorporated herein by reference)

10.27†

Research Collaboration and License Agreement, dated October 19, 2022, by and among Hookipa Biotech GmbH, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2022 (File No. 001-38869) and incorporated herein by reference)

10.28*	Amendment No. 1 to License Agreement, by and between University of Basel and Hookipa Biotech GmbH, dated July 11, 2022.
10.29*	Amendment No. 2 to License Agreement, by and between University of Basel and Hookipa Biotech GmbH, dated September 15, 2022.
21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

23.1*	Consent of PwC Wirtschaftsprüfung GmbH, Independent Registered Public Accounting Firm

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

32.1+	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

* Filed herewith.

+Furnished herewith.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKIPA Pharma Inc.

Date: March 15, 2023	By:	/s/ Joern Aldag
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

Signature	Title(s)	Date

/s/ Joern Aldag	Chief Executive Officer and Director	March 15, 2023
Joern Aldag	(Principal Executive Officer)

/s/ Reinhard Kandera	Chief Financial Officer and Director	March 15, 2023
Reinhard Kandera	(Principal Financial and Accounting Officer)

/s/ Jan van de Winkel
Jan van de Winkel, Ph.D.	Chairman of the Board	March 15, 2023

/s/ Michael A. Kelly
Michael A. Kelly	Director	March 15, 2023

/s/ David Kaufman
David Kaufman	Director	March 15, 2023

/s/ Malte Peters
Malte Peters, M.D,	Director	March 15, 2023

/s/ Timothy Reilly
Timothy Reilly, Ph.D.	Director	March 15, 2023

/s/ Julie O’Neill
Julie O’Neill	Director	March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of HOOKIPA Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HOOKIPA Pharma Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

March 15, 2023

PwC Wirtschaftsprüfung GmbH

/s/ Stefano Mulas

German Certified Public Accountant

We have served as the Company's, or its predecessors, auditor since 2012, which includes periods before the Company became subject to SEC reporting requirements.

PART I—FINANCIAL INFORMATION

HOOKIPA PHARMA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$112,488	$65,921
Restricted cash	537	566
Accounts receivable	6,533	6,895
Receivable research incentives	15,479	14,271
Prepaid expenses and other current assets	12,159	14,482
Total current assets	147,196	102,135
Non-current assets:
Restricted cash	419	425
Property, plant and equipment, net	17,970	16,352
Operating lease right of use assets	4,006	5,673
Finance lease right of use assets	—	90
Other non-current assets	863	1,370
Total non-current assets	23,258	23,910

Total assets	$170,454	$126,045

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,488	$8,762
Deferred revenues	15,684	5,538
Operating lease liabilities, current	1,688	1,682
Accrued expenses and other current liabilities	11,178	8,880
Loans payable, current	1,594	2,792
Total current liabilities	35,632	27,654
Non-current liabilities
Loans payable, non-current	911	2,219
Operating lease liabilities, non-current	2,310	3,911
Deferred revenues, non-current	25,664	21
Other non-current liabilities	3,420	2,648
Total non-current liabilities	32,305	8,799
Total liabilities	67,937	36,453

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; Series A convertible preferred stock, 2,978 shares designated, 1,697 shares outstanding at December 31, 2022 and December 31, 2021, respectively; Series A-1 convertible preferred stock, 15,800 shares and no shares designated, 15,800 shares and no shares outstanding at December 31, 2022 and December 31, 2021, respectively	0	0
Common stock, $0.0001 par value; 200,000,000 shares and 100,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 52,317,138 shares and 27,383,483 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	5	3
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 2,399,517 shares and 3,819,732 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	0	0
Additional paid-in capital	397,349	317,135
Accumulated other comprehensive loss	(7,156)	(4,780)
Accumulated deficit	(287,681)	(222,766)
Total stockholders’ equity	102,517	89,592

Total liabilities and stockholders’ equity	$170,454	$126,045

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue from collaboration and licensing	$14,249	$18,448	$19,584
Operating expenses:
Research and development	(68,645)	(82,853)	(54,787)
General and administrative	(18,759)	(17,269)	(18,082)
Total operating expenses	(87,404)	(100,122)	(72,869)
Loss from operations	(73,155)	(81,674)	(53,285)
Other income (expense):
Grant income	$7,916	$9,724	$6,517
Interest income	1,633	27	400
Interest expense	(687)	(898)	(786)
Other income and (expenses), net	(392)	(2,843)	3,072

Total other income, net	8,470	6,010	9,203

Net loss before tax	(64,685)	(75,664)	(44,082)

Income tax expense	(230)	(1)	(0)

Net loss	(64,915)	(75,665)	(44,082)

Other comprehensive (loss) income:
Foreign currency translation gain (loss), net of tax	(2,376)	1,287	(1,414)
Comprehensive loss	$(67,291)	$(74,378)	$(45,496)

Net loss per share — basic and diluted	$(0.99)	$(2.30)	$(1.69)

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2020	—	$—	21,746,392	$3	3,819,732	$0	$225,568	$(4,653)	$(103,019)	$117,899
Issuance of Series A convertible preferred stock upon public offering at $11,750 per share for cash, net of issuance costs of $2,565	2,978	0	—	—	—	—	32,426	—	—	32,426
Issuance of common stock upon public offering at $11.75 per share for cash, net of issuance costs of $3,368	—	—	3,910,000	0	—	—	42,574	—	—	42,574
Issuance of common stock upon exercise of stock options	—	—	255,011	0	—	—	63	—	—	63
Vesting of restricted stock	—	—	1,060	0	—	—	(0)	—	—	—
Vesting of equity grants	—	—	36,249	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,414)	—	(1,414)
Stock-based compensation expense	—	—	—	—	—	—	8,657	—	—	8,657
Net loss	—	—	—	—	—	—	—	—	(44,082)	(44,082)
Balances as of December 31, 2020	2,978	$0	25,948,712	$3	3,819,732	$0	$309,288	$(6,067)	$(147,101)	$156,123
Conversion of Series A convertible preferred stock to common stock	(1,281)	(0)	1,281,000	0	—	—	(0)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	110,071	0	—	—	203	—	—	203
Vesting of restricted stock	—	—	43,700	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,287	—	1,287
Stock-based compensation expense	—	—	—	—	—	—	7,644	—	—	7,644
Net loss	—	—	—	—	—	—	—	—	(75,665)	(75,665)
Balances as of December 31, 2021	1,697	$0	27,383,483	$3	3,819,732	$0	$317,135	$(4,780)	$(222,766)	$89,592
Issuance of Series A-1 convertible preferred stock upon public offering at $2,000 per share for cash, net of issuance costs of $1,975	15,800	0	—	—	—	—	29,625	—	—	29,625
Issuance of common stock upon public offering at $2.00 per share for cash, net of issuance costs of $2,713	—	—	21,700,000	2	—	—	40,685	—	—	40,687
Issuance of common stock upon stock purchase agreement with Gilead at $3.00 per share for cash, no issuance costs	—	—	1,666,666	0	—	—	5,000	—	—	5,000
Conversion of Class A common stock to common stock	—	—	1,420,215	0	(1,420,215)	(0)	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	34,223	0	—	—	3	—	—	3
Vesting of equity grants	—	—	112,551	0	—	—	(0)	—	—	—
ATM costs	—	—	—	—	—	—	(142)	—	—	(142)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(2,376)	—	(2,376)
Stock-based compensation expense	—	—	—	—	—	—	5,043	—	—	5,043
Net loss	—	—	—	—	—	—	—	—	(64,915)	(64,915)
Balances as of December 31, 2022	17,497	$0	52,317,138	$5	2,399,517	$0	$397,349	$(7,156)	$(287,681)	$102,517

The accompanying notes are an integral part of these consolidated financial statements

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(64,915)	$(75,665)	$(44,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,043	7,644	8,657
Depreciation and amortization expense	3,602	4,640	4,150
Other non-cash items	160	1,226	53
Changes in operating assets and liabilities:
Accounts receivable	(341)	(1,943)	(3,576)
Receivable research incentives	(1,958)	(295)	(5,825)
Prepaid expenses and other current assets	2,007	(7,091)	(2,286)
Other non-current assets	424	416	(1,080)
Accounts payable	(1,999)	858	6,298
Deferred revenues	35,508	1,422	511
Operating lease liabilities	(1,584)	(1,588)	(1,833)
Accrued expenses and other liabilities	2,510	4,776	(184)
Other non-current liabilities	1,546	(416)	(142)
Net cash used in operating activities	(19,997)	(66,016)	(39,339)

Investing activities:
Purchases of property and equipment	(5,017)	(12,581)	(2,371)

Net cash used in investing activities	(5,017)	(12,581)	(2,371)

Financing activities:
Payments related to finance leases	(25)	(438)	(108)
Proceeds from issuance of convertible preferred stock, net of issuance costs	29,625	—	32,426
Proceeds from issuance of common stock, net of issuance costs	45,691	203	42,637
Payments for deferred offering costs	(195)	—	(224)
Repayments of borrowings	(2,825)	—	(1,311)

Net cash provided by (used in) financing activities	72,271	(235)	73,420

Net increase (decrease) in cash, cash equivalents and restricted cash	47,257	(78,832)	31,710

Cash, cash equivalents and restricted cash at beginning of period	66,912	143,177	113,575
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(725)	2,567	(2,108)
Cash, cash equivalents and restricted cash at end of period	$113,444	$66,912	$143,177

Supplemental disclosure of cash flow information:
Cash paid for interest	$(32)	$(48)	$(97)
Cash paid for income taxes	$(1)	$(1)	$(0)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$(56)	$(742)	$16
Lease assets obtained in exchange for new operating lease liabilities	$225	$2,727	$12
Lease assets derecognized upon lease cancellation	$—	$1,061	$30

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

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through December 31, 2022, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $64.9 million, $75.7 million and $44.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had an accumulated deficit of $287.7 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 15, 2023, the filing date of this Annual Report on Form 10-K, the Company expects that its cash and cash equivalents, together with the funds received under the Restated Gilead Collaboration Agreement and the funds received under the Roche Collaboration Agreement, both described below, would be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the consolidated financial statements.

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

Assets and liabilities of Hookipa Biotech GmbH are translated into United States dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) as a component of Accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the Consolidated Statements of Operations and Comprehensive Loss as incurred.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the years ended December 31, 2022 and December 31, 2021 the net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with two of the largest investment grade U.S. financial institutions and have been partially invested in money market funds. The money market funds, held in U.S. dollars, are primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with regional European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of December 31, 2022 and December 31, 2021, respectively, Gilead Sciences, Inc. (“Gilead”) accounted for the majority of the accounts receivable balance. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020 Gilead accounted for the majority of the Company’s revenues. No other customers accounted for more than 10.0% of accounts receivable or net sales. In the year ended December 31, 2022, the Company recorded significant deferred revenues under an agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together “Roche”) representing more than 10.0% of the Company’s revenues from customers, when recognized. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2022 and December 31, 2021 cash equivalents consisted of money market funds and short-term deposits.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Capitalized Software Development Cost

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as software business applications used in the normal course of business, are capitalized in accordance with ASC 350. These costs are recognized on a straight-line basis in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement, over the term of the arrangement, plus reasonably certain renewals. Amortization expense of $0.1 million associated with the Company's cloud computing arrangements has been recognized during the fiscal year ended December 31, 2022. Amortization expense of less than $0.1 million associated with the Company's cloud computing arrangements has been recognized during the fiscal year ended December 31, 2021 (see Note 5). The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022, 2021 and 2020.

Segment information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company's singular focus is on developing pharmaceutical products to prevent and cure infectious diseases and cancer. The Chief Executive Officer is the chief operating decision maker, and regularly reviews

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the consolidated operating results to make decisions about the allocation of the Company's resources. The majority of the Company's tangible assets are held in Austria.

Revenue recognition from contracts with customers

The Company recognized revenue from collaboration and license agreements with Gilead and Roche.

Under the collaboration and license agreement with Gilead (as amended and restated, the “Gilead Collaboration Agreement”), the parties agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of the hepatitis B virus (“HBV”) and the human immunodeficiency virus (“HIV”). In February 2022, the parties signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”), which revised the terms only for the HIV program, whereby the Company will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. The Company’s performance obligations under the terms of the original agreement include one combined performance obligation for each research program (HBV and HIV) comprised of the transfer of intellectual property rights (licenses) and providing research and development services. The terms of the Restated Gilead Collaboration Agreement added an additional performance obligation to perform research and development work for the HIV program. The licenses do not represent distinct performance obligations, because they cannot be used without the research and development services. Payments to the Company under the Restated Gilead Collaboration Agreement include a non-refundable up-front payment, payments for research and development activities, payments based upon the achievement of defined milestones, and if certain future conditions are met, payments for manufacturing services, commercial milestones and royalties on product sales.

Under the research collaboration and license agreement with Roche (the “Roche Collaboration Agreement”), the Company will conduct research and early clinical development through Phase 1b for HB-700, a novel investigational arenaviral immunotherapy for the treatment of KRAS-mutated cancers. The Roche Collaboration Agreement also includes an obligation of the Company to deliver a specified package of preclinical data and results with respect to a second program, targeting undisclosed cancer antigens (collectively “UCAs”) and an option for Roche to license the UCA program. The Company’s performance obligations under the terms of the Roche Collaboration Agreement include one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation to perform research and development services with respect to the UCA program. The UCA option provides a right to license the program at the standalone selling price and therefore does not constitute a separate performance obligation. Payments to the Company under the Roche Collaboration Agreement include a non-refundable up-front payment, payments based upon the achievement of defined milestones, an additional payment if the option for the UCA program is exercised and royalties on product sales.

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

Under ASC 606, the Company applies significant judgement to evaluate whether the promises under the collaboration and licensing arrangements, represent separate or one or more combined performance obligations, the allocation of the transaction price to identified performance obligations, the timing of revenue recognition, whether the UCA Option constitutes a material right, and the determination of when milestone payments are probable of being received.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Upfront payment and program initiation fee

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

The non-refundable program initiation payment received from Gilead upon signing of the Restated Collaboration Agreement was also initially recorded as deferred revenue and is recognized on a percent of completion basis using total estimated research and development costs (input method) for the performance of the obligations. The percent of completion basis using research and development costs was considered the best measure of progress in which control of the performance obligations transfers to the customer, due to the immediate benefit that it adds to the value of the customer’s rights on the program, the short time intervals in which development results are shared and the nature of the work being performed.

The non-refundable upfront-payment received by the Company upon signing of the Roche Collaboration Agreement, was initially recorded as deferred revenue and allocated between the HB-700 program and the UCA program. Such amounts are recognized as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development costs (input method) for each of the obligations during the initial term of the contract. The percent of completion basis using research and development costs was considered the best measure of progress in which control of the performance obligations transfers to the customer.

Reimbursement for services

Under the Gilead Collaboration Agreement and the Roche Collaboration Agreement, the Company incurs employee expenses as well as external costs for research, manufacturing and clinical trial activities presented as operating expenses or prepaid expenses. Based on the nature of the Company's responsibilities under the collaboration arrangements, reimbursement of those costs are presented as revenue and not deducted from expenses, as the Company controls the research activities. Amounts of consideration allocated to the performance of research or manufacturing services are recognized over the period in which services are performed. Reimbursements for external costs are recognized as revenues as progress is achieved. Unpaid reimbursement amounts are presented as Accounts receivable.

Research and development milestones

The Gilead Collaboration Agreement and the Roche Collaboration Agreement include contingent milestone payments related to specified preclinical and clinical development milestones. These milestone payments represent variable consideration that are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606, due to the scientific uncertainties and the required commitment from Gilead and Roche. The Company will continue to assess the probability of significant reversals for any amounts that become likely to be realized prior to including the variable consideration associated with these payments within the transaction price.

Sales-based milestones and royalty payments

The Gilead Collaboration Agreement and the Roche Collaboration Agreement also include certain sales-based milestone and royalty payments upon successful commercialization of a licensed product. In accordance with ASC 606-10-55-65 Sales Based or Usage Based Royalties, the Company recognizes revenues from sales-based milestone and

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

royalty payments at the later of (i) the occurrence of the subsequent sale; or (ii) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied. The Company anticipates recognizing these milestones and royalty payments if and when subsequent sales are generated from a licensed product by the collaboration partner.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Comprehensive loss

Comprehensive loss includes net loss and foreign currency translation adjustments. For the year ended December 31, 2022 comprehensive loss included $2.4 million of foreign currency translation loss adjustments. For the year ended December 31, 2021 comprehensive loss included $1.3 million of foreign currency translation gain adjustments. For the year ended December 31, 2020, comprehensive loss included $1.4 million of foreign currency translation loss adjustments.

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

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022, 2021 and 2020.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The 2017 Tax Cuts and Jobs Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in the future years or provide for tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize tax expense related to GILTI in the year the tax is incurred.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.

Adopted as of current period

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they have received government assistance and when they use a grant or contribution accounting model by analogy to other accounting guidance (e.g., a grant model under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, or ASC 958-605, Not-For-Profit Entities – Revenue Recognition). Topic 832 requires the annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy of information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, significant terms and conditions of the transactions, including commitments and contingencies. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021. The Company has already provided all relevant disclosures regarding Government Assistance on its consolidated financial statements prior adoption of ASU 2021-10. Therefore, the early adoption of this standard as of January 1, 2022 on a prospective basis did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU provides guidance that

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Under the Gilead Collaboration Agreement, the Company granted Gilead an exclusive, royalty-bearing license to the Company’s technology platforms. Upon entering into the agreement in June 2018, the Company received a non-refundable $10.0 million upfront payment from Gilead and upon signing of the Restated Gilead Collaboration Agreement in February 2022, the Company received a program initiation fee of $15.0 million. Gilead is also obligated to make additional payments to the Company upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to $140.0 million for the HBV program, and up to $172.5 million for the HIV program, inclusive of a $10.0 million program completion fee, payable upon Gilead’s exercise of the option to pursue further development activities post Phase 1b. The commercial milestones amount to a total of $50.0 million for the HBV program, and $65.0 million for the HIV program. Additionally, Gilead is obligated to pay royalties on net sales for each program. Payments from Gilead generally have a 60 day payment term.

The $10.0 million upfront payment, the $15.0 million initiation fee and $8.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of December 31, 2022, $14.3 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2021, $4.3 million of upfront and milestone payments were included as a liability in deferred revenues, current. Approximately 29% of deferred revenue is expected to be recognized as revenue in 2023, 34% in 2024, 25% in 2025 and the remaining 12% in 2026.

As of December 31, 2022, no cost reimbursements for research and development services were included as a liability in deferred revenues. As of December 31, 2021, $1.2 million of cost reimbursements for research and development services were included as a liability in deferred revenues. Reimbursements for external costs are recognized as revenues as progress is achieved.

In the year ended December 31, 2022, the Company recognized $3.7 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $5.2 million revenue from cost reimbursements for research and development services. In addition, the Company fully recognized revenue for a $5.0 million milestone payment for a milestone achieved in December 2022. In the year ended December 31, 2021, the Company recognized $2.1 million of the upfront and milestone payments that were originally recorded as deferred

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenue. Furthermore, the Company recognized $16.3 million revenue from cost reimbursements for research and development services. No revenue has been recognized for another $4.0 million milestone payment that was recorded as deferred revenue in December 2021. For the year ended December 31, 2020, the Company recognized $4.4 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $13.0 million revenue from cost reimbursements for research and development services. In addition, the Company fully recognized revenue for $2.2 million milestone payments for milestones achieved in the year ended December 31, 2020.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of December 31, 2022, the contract asset relating to the sublicense payment was $0.2 million and there was no liability relating to sublicense payment. As of December 31, 2021, the contract asset and the liability relating to the sublicense payment was $0.3 million, respectively.

Roche Collaboration and License Agreement

In October 2022, the Company entered into the Roche Collaboration Agreement whereby the Company and Roche agreed to collaborate with respect to the development of novel arenaviral immunotherapies for KRAS-mutated cancers and, potentially, a second, novel arenaviral immunotherapeutic program targeting specific undisclosed cancer antigens.

Under the Roche Collaboration Agreement, the Company granted Roche an exclusive, royalty-bearing license to the Company’s technology platforms. Upon signing the Roche Collaboration Agreement in October 2022, the Company received a non-refundable upfront payment of $25.0 million and Roche will be obliged to pay an additional $15.0 million payment if the option for the UCA program is exercised. The Company is also eligible for event-based milestone payments of up to an aggregate of $335.0 million during the research and development phase of the HB-700 program for up to four oncology indications and up to an aggregate of $250.0 million in payments related to the achievement of sales-based milestones. For the additional UCA program, subject to option-exercise, the Company is eligible for up to an aggregate of $173.0 million in event-based milestone payments during research and development for up to four oncology indications as well as up to an aggregate of $160.0 million in sales-based milestones. Upon commercialization, the Company is eligible to receive tiered royalties on the worldwide net sales of HB-700 and, subject to option exercise, the UCA program. The royalty payments are subject to reduction under specified conditions set forth in the Roche Collaboration Agreement. Payments from Roche generally have payment terms between 30 days and 60 days.

The $25.0 million upfront payment was initially recorded as deferred revenue in the consolidated balance sheet and is recognized as revenue when revenue recognition criteria are met. As of December 31, 2022, $27.0 million of the upfront payment was included as a liability in deferred revenues, current and non-current. The deferred revenues related to the $25.0 million upfront payment are subject to foreign currency exchange rate fluctuations in future accounting periods. Approximately 43% of deferred revenue is expected to be recognized as revenue in 2023, 17% in 2024, 16% in 2025, 15% in 2026 and the remaining 9% in 2027.

In the year ended December 31, 2022, the Company recognized $0.3 million of the upfront payment that was originally recorded as deferred revenue.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of December 31, 2022 the contract asset and the liability relating to the sublicense payment was $1.5 million and $1.2 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at December 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,491	$—	$—	$85,491
Total	$85,491	$—	$—	$85,491

	Fair Value Measurement at December 31, 2021 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,403	$—	$—	$35,403
Total	$35,403	$—	$—	$35,403

During the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021

Land	$1,959	$2,072
Leasehold improvements	3,164	3,348
Construction in progress	10,567	7,746
Laboratory equipment	7,403	7,025
Furniture and fixtures	622	651
Computer equipment and software	2,034	1,876
Property and equipment, gross	25,749	22,718
Less: Accumulated depreciation	(7,779)	(6,366)
Property and equipment, net	$17,970	$16,352

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $1.9 million, $2.1 million and $1.7 million, respectively. Construction-in-progress as of December 31, 2022 and December 31, 2021 mainly related to investments in connection with the Company’s GMP manufacturing facility project.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2022, the Company recognized receivables of $15.5 million from the research incentive program, which are reported in research incentive receivables in the Company’s consolidated balance sheet. As of December 31, 2021, the receivables from the research incentive program were $14.3 million.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded $7.3 million, $8.9 million and $5.8 million, respectively, of income related to the incentive program within the Company’s consolidated statements of operations as part of the grant income. Research incentives depend on the eligible research and development expenses of the respective period.

7. Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms ranging from less than 1 year to 3 years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use assets and lease liabilities. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the consolidated balance sheet as of December 31, 2022.

Certain of the Company’s leases qualify as operating leases, and certain of its leases qualify as finance leases. The following table summarizes the presentation in the consolidated balance sheets (in thousands):

		December 31,	December 31,
	Balance sheet location	2022	2021
Assets
Operating lease assets, net	Operating lease right of use assets	$4,006	$5,673
Finance lease assets, net	Finance lease right of use assets	—	90
Total lease assets		4,006	5,763
Liabilities
Current operating lease liability	Operating lease liabilities, current	1,688	1,682
Current finance lease liability	Accrued expenses and other current liabilities	—	21
Total current lease liabilities		1,688	1,703
Non-current operating lease liability	Operating lease liabilities, non-current	2,310	3,911
Non-current finance lease liability	Other non-current liabilities	—	—
Total non-current lease liabilities		2,310	3,911
Total lease liabilities		$3,998	$5,614

In the year ended December 31, 2021 the Company terminated leases of parking spaces and derecognized the relating right of use asset and the lease liability which were insignificant.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

		Year ended	Year ended	Year ended
	Income statement location	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease expenses	Research and development expenses	$1,430	$1,910	1,654
	General and administrative expenses	219	203	376
Finance lease amortization expenses	Research and development expenses	89	425	395
	General and administrative expenses	—	7	21
Interest on finance lease liabilities	Interest expenses	0	5	8
Sublease income	Other income (expense)	—	(40)	(155)
Net lease expense		$1,738	$2,510	2,299

The minimum lease payments for the next five years and thereafter are expected to be as follows (in thousands):

December 31, 2022
Operating lease
2023	1,570
2024	1,316
2025	1,174
2026	—
2027	—
Thereafter	—
Total lease payments	4,060
Less: interest	62
Present value of lease liabilities	$3,998

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	December 31,	December 31,
	2022	2021
Weighted average remaining lease term in years	2.8	3.7
Weighted average discount rate (1)	1.3%	1.3%

(1) The majority of the contracts are denominated in euros. The discount rate was determined on a currency-equivalent basis.

The weighted average remaining lease term and weighted average discount rate of finance leases are as follows:

	December 31,	December 31,
	2022	2021
Weighted average remaining lease term in years	—	0.2
Weighted average discount rate (1)	—%	0.4%

(1) The contracts are denominated in euros. The discount rate was determined on a currency-equivalent basis.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2021 the Company extended the lease term of existing operating leases for the office and laboratory space in Vienna, Austria. The respective lease liabilities were remeasured and the amounts resulting from the remeasurement of the lease liability were recognized as an adjustment to the corresponding right of use asset. Also in December 2021, the Company reduced the lease term for existing operating and finance leases related to an agreement with a contract manufacturing organization for the production of clinical trial material and accounted for the proportionate decrease in the lease liability and the right of use asset with the difference recognized as a loss of $1.0 million on lease modification in operating research and development expenses on the income statement.

Until March 2021, the Company subleased certain of its leased real estate that it did not utilize to a third party. The sublease was qualified as an operating lease. The Company recognized sublease income in its consolidated statements of operations and comprehensive loss. The sublease had no influence on the Company’s accounting for the head lease.

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Salaries and bonuses	4,481	4,754
Social security contributions	267	250
Unearned grant income (current)	300	693
Sublicense fees	1,220	304
Accrued external research and development expenses	3,458	2,165
Accrued external general and administration expenses	898	629
Accrued for property and equipment acquisitions	—	7
Finance lease liabilities	—	21
Income taxes	230	—
Other accruals and liabilities	324	57
	$11,178	$8,880

9. Loans payable

As of December 31, 2022 and December 31, 2021, loans payable consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Loans from FFG	$2,855	$6,074
Unamortized debt discount	(350)	(1,063)
Total loans payable, net	$2,505	$5,011

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income, which is recognized as grant income over the term of the funding agreement.

The Company recognized grant income of $0.6 million, $0.8 million and $0.7 million during the years ended December 31, 2022, 2021 and 2020, respectively, related to the recognition of the unearned income recorded for the imputed benefit of FFG Loans at below-market interest rates. Unearned income (current) related to the imputed benefit of FFG Loans at below-market interest rates was $0.3 million and $0.7 million as of December 31, 2022 and 2021, respectively, and unearned income (non-current) presented under loans payable non-current related to such benefit was $0.1 million and $0.4 million as of December 31, 2022 and 2021, respectively.

In addition, the Company has recorded a discount to the carrying value of each FFG Loan for the portion of the loan proceeds allocated to grant funding, which is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2022 and 2021, the unamortized debt discount related to FFG Loans was $0.4 million and $1.1 million, respectively.

The Company recognized interest expense of $0.7 million, $0.9 million and $0.8 million during the years ended December 31, 2022, 2021 and 2020, respectively, related to the FFG Loans, which included interest expense related to the amortization of debt discount of $0.7 million, $0.8 million and $0.7 million during the years ended December 31, 2022, 2021 and 2020, respectively. A principal repayment of $2.8 million, and no principal repayment was made in the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Payments Due by Calendar Year	Amount
2023	1,721
2024	1,134
2025	—
2026	—
2027	—
Thereafter	—
Total	$2,855

10. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of December 31, 2022, the Company was authorized to issue 200,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock and 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock. As of December 31, 2022, the Company had 52,317,138 shares of common stock, 2,399,517 shares of Class A common stock, 1,697 shares of Series A convertible preferred stock and 15,800 shares of Series A-1 convertible preferred stock outstanding and issued.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2022 and August 2022 certain of the Company’s stockholders elected to convert an aggregate of 1,420,215 shares (769,734 and 650,481 shares, respectively) of Class A common stock owned by such holders into an aggregate of 1,420,215 shares of the Company’s common stock.

On February 15, 2022, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gilead, that requires Gilead, at the Company’s option, to purchase up to $35.0 million of the Company’s common stock. On February 15, 2022, Gilead purchased an initial amount of 1,666,666 shares of the Company’s common stock in exchange for $5.0 million in cash at a purchase price per share equal to $3.00. Pursuant to the terms of the Stock Purchase Agreement, the Company may require Gilead to purchase the balance of the $30.0 million of common stock, at the discretion of the Company, in one or two subsequent purchases at a price equal to the volume weighted average purchase price preceding such purchase, as defined in the Stock Purchase Agreement, plus, for the first subsequent purchase, which can be up to the full $30.0 million balance, a premium of 30%. The Company’s right to sell shares of its common stock to Gilead is subject to specified limitations, including a limitation that prevents the Company from requesting purchases of shares of common stock by Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead. At December 31, 2022, this limitation would have prevented the Company from requesting that Gilead purchase the full $30.0 million balance of the investment commitment. The Company agreed to file a registration statement on Form S-3 to register for resale any additional shares of common stock issued to Gilead within four months from issuance.

On March 4, 2022, the Company closed a public offering of 21,700,000 shares of its common stock and of 15,800 shares of Series A-1 convertible preferred stock at a public offering price of $2.00 and $2,000.00 per share, respectively, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses including pro-rata ATM expenses.

The Company has two series of preferred stock authorized, issued and outstanding as of December 31, 2022: Series A convertible preferred stock and Series A-1 convertible preferred stock. Shares of Series A and Series A-1 convertible preferred stock may be independently converted into common stock. Holders of Series A and Series A-1 convertible preferred stock have equal rights, powers and privileges.

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of Class A common stock and Series A and Series A-1 convertible preferred stock are not entitled to vote, except as required by law. The holders of common stock and Class A common stock do not have any cumulative voting rights.

Each holder of Class A common stock has the right to convert each share of Class A common stock into one share of common stock at such holder's election. Each holder of Series A and Series A-1 convertible preferred stock has the right to convert each share of Series A and Series A-1 convertible preferred stock into 1,000 shares of common stock at any time at the holder’s option, provided that the holder will be prohibited, subject to certain exceptions, from converting Series A and Series A-1 preferred stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding

Holders of common stock and Class A common stock are entitled to receive ratably any dividends declared by the board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. Holders of Series A and Series A-1 preferred stock will be entitled to receive dividends at a rate equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of the Company’s common stock. Holders of common stock and Class A common stock have no preemptive rights, conversion rights, or other subscription rights or redemption or sinking fund provisions.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

There were 1,697 shares of Series A convertible preferred stock outstanding as of December 31, 2022 and December 31, 2021, respectively. In October 2021 and December 2021 certain of the Company’s stockholders elected to convert an aggregate of 1,281 shares (55 and 1,226 shares, respectively) of Series A convertible preferred stock owned by such holders into an aggregate of 1,281,000 shares of the Company’s common stock.

11. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Board of Directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of December 31, 2022, 900,796 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. As of December 31, 2022, the maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan was 5,878,814 shares which shall be cumulatively increased each year by up to 4.0% of the then outstanding number of shares of common stock and Class A common stock. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Option re-grants to non-executive directors generally vest on the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Treasuries with a remaining term approximating the expected life of the options. The expected term represents the period of time that the options granted are expected to be outstanding.

The following table summarizes, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Year ended December 31,
	2022	2021	2020

Risk-free interest rate	3.09%	1.07%	0.44%
Expected term (in years)	6.0	6.1	6.1
Expected volatility	85.4%	85.5%	80.2%
Expected dividends	—%	—%	—%

For the 2020, 2021 and 2022 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2022 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2021	4,231,178	$9.21	7.5	$1,640
Granted	2,709,523	1.55
Exercised	(34,223)	0.10
Forfeited	(373,955)	7.31
Outstanding as of December 31, 2022	6,532,523	$6.19	7.7	$490

Options exercisable as of December 31, 2022	3,182,724	$8.47	6.3	$489
Options unvested as of December 31, 2022	3,349,799	$4.01	9.0	$1

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of December 31, 2022, December 31, 2021 and December 31, 2020, was $0.81, $2.33 and $11.09, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $1.0 million and $2.9 million, respectively.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $1.55, $11.46 and $8.95, respectively.

The total fair value of stock options vested during the years ended December 31, 2022 and 2021 was $7.9 million and $6.0 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash received from stock option exercise under share-based payment arrangements for the years ended December 31, 2022, 2021 and 2020 was $3 thousand, $203 thousand and $63 thousand, respectively.

Restricted Stock Units

In the year ended December 31, 2020, the Company granted 43,700 restricted stock units to officers, employees and a consultant to compensate them for a temporary salary or fee reduction in response to the coronavirus pandemic. The restricted stock units were subject to time-based vesting conditions and generally vested between March 2021 and November 2021. Expenses were recorded using the graded-vesting method. In the years ended December 31, 2022 and 2021, the Company has not issued restricted stock units.

Common Stock Awards

In the year ended December 31, 2022 the Company issued unrestricted shares of common stock to members of its executive team who agreed to convert a portion of their base salaries, for the six months ended June 30, 2022, for shares of the Company’s fully vested common stock having a value equal to their foregone salary. The number of shares of fully vested common stock was determined based on a value of $3.00 per share, resulting in the issuance of 112,551 shares of common stock. The total fair value of common stock awards issued during the three months ended March 31, 2022 was $0.2 million. The grant date fair value per share of common stock was $1.50 and was measured at the closing price of the common stock on the date of grant. Expenses were recorded immediately and were included in stock based compensation in the three months ended March 31, 2022. No unrestricted shares of common stock were issued in the year ended December 31, 2021. In the year ended December 31, 2020, the Company issued 36,249 unrestricted shares of common stock to the non-executive members of its Board of Directors.

Stock-based compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Research and development expenses	$2,074	$3,200	$3,084
General and administrative expenses	2,969	4,444	5,573
	$5,043	$7,644	$8,657

As of December 31, 2022 total unrecognized compensation cost related to the unvested stock-based awards was $4.7 million, which is expected to be recognized over a weighted average period of 1.5 years.

12. Income taxes

Income tax expense during the years ended December 31, 2022 resulted from US federal and state income tax as well as minimum tax obligations in Austria. From inception through December 31, 2021, we have not been required to pay U.S. federal and state income taxes because of current and accumulated net operating losses. Income tax expense during the years ended December 31, 2021 and 2020 resulted from minimum tax obligations. During the years ended December 31, 2022, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in each year, due to its uncertainty of realizing a benefit from those items. The Company's losses before income taxes were generated in the United States and Austria.

For financial reporting purposes, losses before income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
United States	$(7,222)	$(11,403)	$(11,603)
Foreign (Austria)	(57,463)	(64,261)	(32,479)
Net loss before tax	$(64,685)	$(75,664)	$(44,082)

The components of the consolidated income tax provision for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Current
Federal	$217	$—	$—
State	12	—	—
Foreign (Austria)	1	1	0
Total current tax expense	230	1	0
Deferred
Federal	—	—	—
State	—	—	—
Foreign (Austria)	—	—	—
Total deferred tax expense	—	—	—

Total income tax expense	$230	$1	$0

The Company's worldwide effective tax rate for the years ended December 31, 2022, 2021 and 2020 was 0.3%, 0.0% and 0.0%, respectively. The tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, which is expected to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

items had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020 and the effective tax rate:

	Year ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	—	—	—
Foreign tax rate differential(1)	(4.0)	(4.0)	(4.0)
Not taxable government grants(2)	(3.8)	(3.8)	(4.7)
Stock-based compensation(3)	0.5	(1.5)	(1.0)
Global intangible low-taxed income(4)	1.4	—	—
Other	0.1	0.1	0.5
Change in deferred tax asset valuation allowance(5)	27.1	30.2	30.2
Effective income tax rate	0.3%	—%	—%

(1) The 4% increase for the years ended December 31, 2022, 2021 and 2020, respectively, resulted from tax rate differences between U.S. and non-U.S. jurisdictions. Net loss before tax was principally generated in Austria, where the statutory tax rate is 25%.

(2) For the years ended December 31, 2022, 2021 and 2020, 3.8%, 3.8% and 4.7% increase, respectively, resulted from non-taxable research subsidies received from Austrian government agencies.

(3) For the years ended December 31, 2022, 2021 and 2020, 0.5% decrease, 1.5% and 1.0% increase, respectively, resulted from non-taxable Stock-based compensation expense.

(4) For the years ended December 31, 2022, 2021 and 2020, 1.4% decrease, and no change, respectively, resulted from global intangible low-taxed income taxes.

(5) For the years ended December 31, 2022, 2021 and 2020, 27.1% reduction, 30.2% reduction and 30.2% reduction, respectively, resulted from changes in valuation allowance on deferred tax assets. Deferred tax assets will only be recovered when the generation of future taxable income is more likely than not. Due to the nature of the Company's research activities and the inherent uncertainties the deferred tax assets are fully offset by a valuation allowance.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of the net deferred tax assets or liabilities as of the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Year ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$66,201	$55,752
Capitalized R&D expenses	1,354	—
Credit carryforwards	64	64
Accrued expenses and other	366	357
Stock-based compensation	1,251	1,209
Operating lease liabilities	918	1,378
Finance lease liabilities	—	5
Total deferred tax assets	70,154	58,765
Valuation allowance	(65,774)	(53,728)
Total deferred tax assets	4,380	5,037

Deferred tax liabilities:
Accrued expenses and other	(3,450)	(3,604)
Fixed assets	(10)	(11)
Operating lease right of use asset	(920)	(1,400)
Finance lease right of use asset	—	(22)
Total deferred tax liabilities	(4,380)	(5,037)

Net deferred tax assets	$—	$—

As of December 31, 2022, 2021 and 2020, the Company had Austrian net operating loss carryforwards of $275.3 million, $219.7 million and $163.2 million, respectively. The Company had federal net operating loss carryforwards as of December 31, 2021 that were generated after December 31, 2017 of $17.9 million that do not expire, however these carryforwards are limited to 80% of the taxable income in any one tax period. The Company generated US taxable income in the current year and was able to offset 80% the taxable income utilizing net operating loss carryforwards which gave rise to current taxes during 2022. The federal net operating loss carryforward as of December 31, 2022 were $13.8 million, and US Federal net operating loss carryforwards as of December 31, 2020 were $8.3 million. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company's history of cumulative net losses incurred since inception and the uncertainties related to the long period necessary to achieve profits from commercialization of any products and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022, 2021 and 2020. According to a tax reform in Austria in 2022, the corporate income tax rate will be reduced from 25.0% to 24.0% in 2023 and to 23.0% in 2024. The future tax rate of 23.0% was used to determine deferred taxes and the valuation allowance for the Austrian business. Management reevaluates the positive and negative evidence at each reporting period.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

losses is no longer present and additional weight may be given to subjective evidence. The tax years in which the tax carryforwards were generated may still be adjusted upon examination by the tax authorities.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022, 2021 and 2020 related primarily to the increases in net operating loss carryforwards as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Valuation allowance at beginning of period	$(53,728)	$(46,064)	$(32,583)
Increases	(12,046)	(7,664)	(13,481)
Valuation allowance at end of period	$(65,774)	$(53,728)	$(46,064)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform Legislation” or “TCJA”). The Tax Reform Legislation introduced section 951A, a new tax on so-called “global intangible low-taxed income”. GILTI applies to income of a controlled foreign corporation (“CFC”) that is not otherwise subpart F income, and consists of the excess "tested income" over a 10% return on the CFC's “qualified business asset investment,” or “QBAI”. QBAI is the total tax basis of the CFC's depreciable, tangible property used in the production of tested income. The full amount of GILTI is included in taxable income. The GILTI inclusion is then reduced by 50% (reduced to 37.5% after 2025). However, that reduction in GILTI may be limited based on the level of U.S. taxable income. A limited allowance for foreign tax credits is allowed that would reduce the U.S. tax cost. GILTI foreign tax credits can only reduce U.S. taxes owed on GILTI and are not eligible for carryforward. The Company's Austrian subsidiary falls under the category of a CFC and due to the nature of its business model as a technology company, there may not be a material amount of tangible assets if this subsidiary starts to generate profits. GILTI taxation therefore may be applicable. The Company recognized $3.6 million of GILTI for the year ended December 31, 2022 and no GILTI for the year ended December 31, 2021, respectively.

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

The Company evaluates tax positions for recognition using a more likely than not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2022 and 2021, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

13. Commitments and contingencies

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of December 31, 2022, the Company’s total non-cancellable obligations under contracts with CMOs were $9.3 million, of which $9.2 million relate to 2023 deliverables and $0.1 million relate to 2024 deliverables.

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

In the years ended December 31, 2022, 2021 and 2020, the Company recorded $1.0 million, $1.3 million and $1.2 million, respectively, in licensing fees related to intellectual property licenses as research and development expenses. The amounts for the years ended December 31, 2021 and 2020 mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement. The amount for the year ended December 31, 2022 mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement and the Roche Collaboration Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or December 31, 2021.

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

14. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 100% of the first 4% of each employee’s contribution. During the years ended December 31, 2022, December 31, 2021 and December 31, 2020 expenses recognized for the 401(k) Plan were $0.6 million, $0.4 million and $0.2 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Year ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(64,915)	$(75,665)	$(44,082)

Denominator:
Weighted-average common shares outstanding, basic and diluted	50,743,080	29,945,954	25,876,376
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,697,000	2,887,636	162,732
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	13,072,877	—	—
Total number of shares used to calculate net loss per share, basic and diluted	65,512,957	32,833,590	26,039,108

Net loss per share, basic and diluted	$(0.99)	$(2.30)	$(1.69)

(1) Class A common stock, Series A and Series A-1 convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. The Class A common stock, Series A and Series A-1 convertible preferred stock is therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted in common stock. Each share of Class A common stock, Series A and Series A-1 convertible preferred stock is independently convertible into one and 1,000 shares of common stock, respectively. 2,399,517 shares of the Company’s common stock are issuable upon conversion of the Class A common stock, 1,697,000 shares of the Company’s common stock are issuable upon conversion of Series A convertible preferred stock and 15,800,000 shares of the Company’s common stock are issuable upon conversion of Series A-1 convertible preferred stock (see Note 10).

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

	Year ended December 31,
	2022	2021	2020
Options issued and outstanding	6,532,523	4,231,178	3,555,945
Unvested restricted stock units	—	—	43,700
Total	6,532,523	4,231,178	3,599,645

16. Related parties

Following the expiry of the consultancy agreement between the Company and its Chief Scientific Officer, Daniel Pinschewer, on March 19, 2020 the Company entered into a new consultancy agreement with Daniel Pinschewer on March 20, 2020, pursuant to which he serves as Scientific Advisor to the Chief Executive Officer.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In the years ended December 31, 2022 and December 31, 2021, the Company did not record any related party transactions. In the year ended December 31, 2020 the Company recorded $0.3 million in research and development expenses for service fees paid to the University of Basel, which represented related party transactions.

The University of Basel is also entitled to receive de minimis royalties on the net sales of any product that is based on a patent created by the Company’s Scientific Advisor to the Chief Executive Officer in the course of his consulting services to the Company. In the years ended December 31, 2022, 2021 and 2020, no royalties were paid pursuant to the terms of this arrangement.