Form 10-Q
period 2023-03-31
HOOKIPA Pharma Inc.
filed 2023-05-11
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 52,322,822 shares of common stock and 2,399,517 shares of Class A common stock outstanding, each $0.0001 par value per share.

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

Investors and others should note that we announce material financial information to our investors using our investor relations website (https://ir.hookipapharma.com/), Securities and Exchange Commission filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the U.S. social media channels listed on our investor relations website.

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$109,600	$112,488
Restricted cash	—	537
Accounts receivable	501	6,533
Receivable research incentives	17,962	15,479
Prepaid expenses and other current assets	11,850	12,159
Total current assets	139,913	147,196
Non-current assets:
Restricted cash	421	419
Property, plant and equipment, net	17,975	17,970
Operating lease right of use assets	3,686	4,006
Other non-current assets	1,093	863
Total non-current assets	23,175	23,258

Total assets	$163,088	$170,454

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,075	$5,488
Deferred revenues	19,047	15,684
Operating lease liabilities, current	1,719	1,688
Accrued expenses and other current liabilities	14,301	11,178
Loans payable, current	2,067	1,594
Total current liabilities	44,209	35,632
Non-current liabilities
Loans payable, non-current	—	911
Operating lease liabilities, non-current	1,972	2,310
Deferred revenues, non-current	30,281	25,664
Other non-current liabilities	3,147	3,420
Total non-current liabilities	35,400	32,305
Total liabilities	79,609	67,937

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; Series A convertible preferred stock, 2,978 shares designated, 1,697 shares outstanding at March 31, 2023 and December 31, 2022, respectively; Series A-1 convertible preferred stock, 15,800 shares designated, 15,800 shares outstanding at March 31, 2023 and December 31, 2022, respectively	0	0
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 52,322,822 shares and 52,317,138 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 2,399,517 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	0	0
Additional paid-in capital	398,008	397,349
Accumulated other comprehensive loss	(7,173)	(7,156)
Accumulated deficit	(307,361)	(287,681)
Total stockholders’ equity	83,479	102,517

Total liabilities and stockholders’ equity	$163,088	$170,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Revenue from collaboration and licensing	$3,176	$1,445
Operating expenses:
Research and development	(20,931)	(16,620)
General and administrative	(4,902)	(4,972)
Total operating expenses	(25,833)	(21,592)
Loss from operations	(22,657)	(20,147)
Other income (expense):
Grant income	$2,353	$1,887
Interest income	1,171	7
Interest expense	(122)	(243)
Other income and (expenses), net	(220)	528

Total other income, net	3,182	2,179

Net loss before tax	(19,475)	(17,968)

Income tax expense	(205)	(0)

Net loss	(19,680)	(17,968)

Other comprehensive (loss) income:
Foreign currency translation gain (loss), net of tax	(17)	(487)
Comprehensive loss	$(19,697)	$(18,455)

Net loss per share — basic and diluted	$(0.27)	$(0.40)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2022	17,497	$0	52,317,138	$5	2,399,517	$0	$397,349	$(7,156)	$(287,681)	$102,517
Issuance of common stock upon exercise of stock options	—	—	5,684	0	—	—	1	—	—	1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	—	—	—	—	658	—	—	658
Net loss	—	—	—	—	—	—	—	—	(19,680)	(19,680)
Balances as of March 31, 2023	17,497	$0	52,322,822	$5	2,399,517	$0	$398,008	$(7,173)	$(307,361)	$83,479

Balances as of December 31, 2021	1,697	$0	27,383,483	$3	3,819,732	$0	$317,135	$(4,780)	$(222,766)	$89,592
Issuance of Series A-1 convertible preferred stock upon public offering at $2,000 per share for cash, net of issuance costs of $1,975	15,800	0	—	—	—	—	29,625	—	—	29,625
Issuance of common stock upon public offering at $2.00 per share for cash, net of issuance costs of $2,713	—	—	21,700,000	2	—	—	40,685	—	—	40,687
Issuance of common stock upon stock purchase agreement with Gilead at $3.00 per share for cash, no issuance costs	—	—	1,666,666	0	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of stock options	—	—	10,034	0	—	—	1	—	—	1
Vesting of equity grants	—	—	112,551	0	—	—	(0)	—	—	—
ATM costs	—	—	—	—	—	—	(142)	—	—	(142)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(487)	—	(487)
Stock-based compensation expense	—	—	—	—	—	—	1,621	—	—	1,621
Net loss	—	—	—	—	—	—	—	—	(17,968)	(17,968)
Balances as of March 31, 2022	17,497	$0	50,872,734	$5	3,819,732	$0	$393,925	$(5,267)	$(240,734)	$147,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(19,680)	$(17,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	658	1,621
Depreciation and amortization expense	921	1,078
Other non-cash items	4	74
Changes in operating assets and liabilities:
Accounts receivable	6,139	6,075
Receivable research incentives	(2,202)	(1,655)
Prepaid expenses and other current assets	407	756
Other non-current assets	(214)	(460)
Accounts payable	1,557	(1,614)
Deferred revenues	7,213	14,128
Operating lease liabilities	(377)	(421)
Accrued expenses and other liabilities	2,933	9
Other non-current liabilities	(207)	110
Net cash (used in) provided by operating activities	(2,848)	1,733

Investing activities:
Purchases of property and equipment	(274)	(1,828)

Net cash used in investing activities	(274)	(1,828)

Financing activities:
Payments related to finance leases	—	(20)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	29,625
Proceeds from issuance of common stock, net of issuance costs	1	45,688
Payments for deferred offering costs	(139)	—
Repayments of borrowings	(597)	—

Net cash (used in) provided by financing activities	(735)	75,293

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,857)	75,198

Cash, cash equivalents and restricted cash at beginning of period	113,444	66,912
Effect of exchange rate changes on cash, cash equivalents and restricted cash	434	(307)
Cash, cash equivalents and restricted cash at end of period	$110,021	$141,803

Supplemental disclosure of cash flow information:
Cash paid for interest	$(1)	$—
Cash paid for income taxes	$(0)	$(0)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$22	$(504)
Lease assets obtained in exchange for new operating lease liabilities	$—	$240

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

The consolidated balance sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations, and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement for interim reporting. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The results for any interim period are not necessarily indicative of results for any future period. Certain previous year amounts have been reclassified to conform to the current year presentation.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through March 31, 2023, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $19.7 million for the three months ended March 31, 2023 and $64.9 million for the year ended December 31, 2022. As of March 31, 2023, the Company had an accumulated deficit of $307.4 million. The Company expects to continue to generate operating losses in the foreseeable future. As of May 11, 2023, the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of the additional paid-in capital on a pro-rata basis generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the three months ended March 31, 2023 and March 31, 2022 the net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with two of the largest investment grade U.S. financial institutions and have been partially invested in money market funds. The money market funds, held in U.S. dollars, are primarily invested in U.S. and foreign short-term debt obligations. As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with regional European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of March 31, 2023 and December 31, 2022, Gilead Sciences, Inc. (“Gilead”) and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together “Roche”) accounted for the majority of the accounts receivable balance. For the three months ended March 31, 2023 and the three month ended March 31, 2022 Gilead and Roche accounted for the majority of the Company’s revenues. Other customers accounted for less than 10.0% of accounts receivable or net sales. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash equivalents consisted of money market funds and short-term deposits.

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

Under the research collaboration and license agreement with Roche (the “Roche Collaboration Agreement”), the Company has agreed to conduct research and early clinical development through Phase 1b for HB-700, a novel investigational arenaviral immunotherapy for the treatment of KRAS-mutated cancers. The Roche Collaboration Agreement also includes an obligation of the Company to deliver a specified package of preclinical data and results with respect to a second program, targeting undisclosed cancer antigens (collectively “UCAs”) and an option for Roche to license the UCA program. The Company’s performance obligations under the terms of the Roche Collaboration Agreement include one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation to perform research and development services with respect to the UCA program. The UCA Option provides a right to license the program at the standalone selling price and therefore does not constitute a separate performance obligation. Payments to the Company under the Roche Collaboration Agreement include a non-refundable up-front payment, payments based upon the achievement of defined milestones, an additional payment if the option for the UCA program is exercised and royalties on product sales.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3. Collaboration and Licensing Agreements

Gilead Collaboration and License Agreement

In June 2018, the Company entered into the Gilead Collaboration Agreement whereby the Company and Gilead agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of HBV and HIV. In February 2022, the Company signed the Amended and Restated Collaboration Agreement, which altered key aspects of the collaboration pertaining to the HIV therapeutic. Most importantly, the Amended and Restated Collaboration Agreement allocated additional research and development responsibility to the Company with respect to the Company’s HIV candidate and provided for additional funding by Gilead of such research and development activities as well as increased later stage development and commercial milestone payments.

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

The $10.0 million upfront payment, the $15.0 million initiation fee and $8.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of March 31, 2023, $13.4 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2022, $14.3 million of upfront, initiaton and milestone payments were included as a liability in deferred revenues, current. Approximately 23% of deferred revenue is expected to be recognized as revenue in the remainder of 2023, 37% in 2024, 27% in 2025 and the remaining 13% in 2026.

In the three months ended March 31, 2023, the Company recognized $1.2 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.5 million revenue from cost reimbursements for research and development services. In the three months ended March 31, 2022, the Company recognized $0.6 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.8 million revenue from cost reimbursements for research and development services.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of March 31, 2023 and December 31, 2022, the contract asset relating to the sublicense payment was $0.2 million and $0.2 million, respectively, and there was no liability relating to sublicense payment.

Roche Collaboration and License Agreement

In October 2022, the Company entered into the Roche Collaboration Agreement whereby the Company and Roche agreed to collaborate with respect to the development of novel arenaviral immunotherapies for KRAS-mutated

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The $25.0 million upfront payment, and a $10.0 million milestone payment received in the three months ended March 31, 2023 were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of March 31, 2023, $35.9 million of such payments were still recorded as a liability in deferred revenues, current and non-current. The deferred revenues related to the $25.0 million upfront payment and the $10.0 million milestone payment are subject to foreign currency exchange rate fluctuations in future accounting periods. Approximately 36% of deferred revenue is expected to be recognized as revenue in the remainder of 2023, 19% in 2024, 18% in 2025, 17% in 2026 and the remaining 10% in 2027.

In the three months ended March 31, 2023, the Company recognized $1.5 million of the upfront and milestone payments that were originally recorded as deferred revenue.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of March 31, 2023 the contract asset and the liability relating to the sublicense payment was $2.3 million and $2.1 million, respectively. As of December 31, 2022 the contract asset and the liability relating to the sublicense payment was $1.5 million and $1.2 million, respectively.

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at March 31, 2023 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$81,452	$—	$—	$81,452
Total	$81,452	$—	$—	$81,452

	Fair Value Measurement at December 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,491	$—	$—	$85,491
Total	$85,491	$—	$—	$85,491

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the three months ended March 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022

Land	$1,990	$1,959
Leasehold improvements	3,229	3,164
Construction in progress	10,203	10,567
Laboratory equipment	8,244	7,403
Furniture and fixtures	637	622
Computer equipment and software	2,100	2,034
Property and equipment, gross	26,403	25,749
Less: Accumulated depreciation	(8,428)	(7,779)
Property and equipment, net	$17,975	$17,970

Construction-in-progress as of March 31, 2023 and December 31, 2022 mainly related to investments in connection with the Company’s GMP manufacturing facility project.

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

As of March 31, 2023, the Company recognized receivables of $18.0 million from the research incentive program, which are reported in research incentive receivables in the Company’s condensed consolidated balance sheet. As of December 31, 2022, the receivables from the research incentive program were $15.5 million.

During the three months ended March 31, 2023 and 2022, the Company recorded $2.2 million and $1.7 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations as part of the grant income. Research incentives depend on the eligible research and development expenses of the respective period.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Salaries and bonuses	3,931	4,481
Social security contributions	369	267
Unearned grant income (current)	237	300
Sublicense fees	2,089	1,220
Accrued external research and development expenses	6,138	3,458
Accrued external general and administration expenses	543	898
Income taxes	402	230
Other accruals and liabilities	592	324
	$14,301	$11,178

8. Loans payable

As of March 31, 2023 and December 31, 2022, loans payable consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Loans from FFG	$2,305	$2,855
Unamortized debt discount	(238)	(350)
Total loans payable, net	$2,067	$2,505

In connection with the funding agreements with the Austrian Research Promotion Agency, (Österreichische Forschungsförderungsgesellschaft, or “FFG”), the Company has received various loans (“FFG Loans”). The FFG Loans were made on a project-by-project basis. Amounts due under the FFG Loans bear interest at a rate of 0.75% per annum and mature at various dates between June 2023 and March 2024. Interest on amounts due under the loans is payable semi-annually in arrears, with all principal and remaining accrued interest due upon maturity.

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

A principal repayment of $0.6 million was made in the three months ended March 31, 2023. No principal repayment was made in the three months ended March 31, 2022.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of March 31, 2023, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Payments Due by Calendar Year	Amount
2023 (remaining 9 months)	1,153
2024	1,152
2025	—
2026	—
2027	—
Thereafter	—
Total	$2,305

9. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of March 31, 2023, the Company was authorized to issue 200,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock and 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock. As of March 31, 2023, the Company had 52,322,822 shares of common stock, 2,399,517 shares of Class A common stock, 1,697 shares of Series A convertible preferred stock and 15,800 shares of Series A-1 convertible preferred stock outstanding and issued.

In July 2022 and August 2022 certain of the Company’s stockholders elected to convert an aggregate of 1,420,215 shares (769,734 and 650,481 shares, respectively) of Class A common stock owned by such holders into an aggregate of 1,420,215 shares of the Company’s common stock.

On February 15, 2022, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gilead, that requires Gilead, at the Company’s option, to purchase up to $35.0 million of the Company’s common stock. On February 15, 2022, Gilead purchased an initial amount of 1,666,666 shares of the Company’s common stock in exchange for $5.0 million in cash at a purchase price per share equal to $3.00. Pursuant to the terms of the Stock Purchase Agreement, the Company may require Gilead to purchase the balance of the $30.0 million of common stock, at the discretion of the Company, in one or two subsequent purchases at a price equal to the volume weighted average purchase price preceding such purchase, as defined in the Stock Purchase Agreement, plus, for the first subsequent purchase, which can be up to the full $30.0 million balance, a premium of 30%. The Company’s right to sell shares of its common stock to Gilead is subject to specified limitations, including a limitation that prevents the Company from requesting purchases of shares of common stock by Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead. At March 31, 2023, this limitation would have prevented the Company from requesting that Gilead purchase the full remaining $30.0 million balance of the investment commitment. The Company agreed to file a registration statement on Form S-3 to register for resale any additional shares of common stock issued to Gilead within four months from issuance.

On March 4, 2022, the Company closed a public offering of 21,700,000 shares of its common stock and of 15,800 shares of Series A-1 convertible preferred stock at a public offering price of $2.00 and $2,000.00 per share, respectively, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses including pro-rata ATM expenses.

The Company has two series of preferred stock authorized, issued and outstanding as of March 31, 2023: Series A convertible preferred stock and Series A-1 convertible preferred stock. Shares of Series A and Series A-1

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

convertible preferred stock may be independently converted into common stock. Holders of Series A and Series A-1 convertible preferred stock have equal rights, powers and privileges.

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

There were 1,697 shares of Series A convertible preferred stock and 15,800 shares of Series A-1 convertible preferred stock outstanding as of March 31, 2023 and December 31, 2022, respectively.

10. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Board of Directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of March 31, 2023, 895,112 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. As of March 31 2023, the maximum number of shares of the Company’s common stock that may be issued

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

under the Company’s 2019 Stock Option and Incentive Plan was 8,067,480 shares which shall be cumulatively increased each year by up to 4.0% of the then outstanding number of shares of common stock and Class A common stock. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Option re-grants to non-executive directors generally vest on the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option, the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Three months ended March 31,
	2023	2022

Risk-free interest rate	—%	1.64%
Expected term (in years)	—	5.0
Expected volatility	—%	85.8%
Expected dividends	—%	—%

For the 2022 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2023 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2022	6,532,523	$6.19	7.7	$490
Granted	—	—
Exercised	(5,684)	0.10
Forfeited	(43,527)	6.13
Outstanding as of March 31, 2023	6,483,312	$6.20	7.4	$435

Options exercisable as of March 31, 2023	3,779,107	$7.85	6.4	$435
Options unvested as of March 31, 2023	2,704,205	$3.88	8.8	$—

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of March 31, 2023 and December 31, 2022, was $0.74 and $0.81, respectively.

Cash received from stock option exercise under share-based payment arrangements for the three months ended March 31, 2023 and March 31, 2022 was $1 thousand, respectively.

Common Stock Awards

In the three months ended March 31, 2022 the Company issued unrestricted shares of common stock to its executive team. The Company’s executive team agreed to convert a portion of their base salaries, for the six months ended June 30, 2022, for shares of the Company’s fully vested common stock having a value equal to their foregone salary, determined based on a value of $3.00 per share, resulting in the issuance of 112,551 shares of common stock in the three months ended March 31, 2022. The total fair value of common stock awards issued during the three months ended March 31, 2022 was $0.2 million. The grant date fair value per share of common stock was $1.50 and was measured at the closing price of the common stock on the date of grant. Expenses were recorded immediately and are included in stock based compensation in the three months ended March 31, 2022. No unrestricted shares of common stock were issued in the three months ended March 31, 2023.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2023	2022
Research and development expenses	$240	$618
General and administrative expenses	418	1,003
	$658	$1,621

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11. Income taxes

Income tax expense during the three months ended March 31, 2023 and 2022, resulted from U.S. federal and state income tax as well as minimum tax obligations in Austria. Income tax expense during the three months ended March 31, 2022 resulted from minimum tax obligations in Austria. During the three months ended March 31, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2023 and December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.

12. Commitments and contingencies

Operating and Finance Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company’s operating lease right-of-use assets were $3.7 million and $4.0 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2023, the Company had outstanding operating lease obligations of $3.7 million, of which $1.7 million is reported in operating lease liabilities, current portion and $2.0 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2022, the Company had outstanding operating lease obligations of $4.0 million, of which $1.7 million is reported in operating lease liabilities, current portion and $2.3 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 1.3% and 2.5 years, respectively.

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of March 31, 2023, the Company’s total non-cancellable obligations under contracts with CMOs were $8.8 million, of which $8.6 million relate to 2023 (remaining nine months) deliverables, and $0.2 million relate to 2024 deliverables.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In the three months ended March 31, 2023, the Company recorded $0.3 million in licensing fees related to intellectual property licenses as research and development expenses. The amount is mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement and the Roche Collaboration Agreement. The amount recognized as expenses has been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 or December 31, 2022.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(19,680)	$(17,968)

Denominator:
Weighted-average common shares outstanding, basic and diluted	54,720,823	38,603,022
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,697,000	1,697,000
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	15,800,000	4,740,000
Total number of shares used to calculate net loss per share, basic and diluted	72,217,823	45,040,022

Net loss per share, basic and diluted	$(0.27)	$(0.40)

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

	Three months ended March 31,
	2023	2022
Options issued and outstanding	6,483,312	4,298,946
Unvested restricted stock units	—	—
Total	6,483,312	4,298,946

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14. Subsequent Events

Stock option grant

In April 2023, the Company granted stock options to purchase 2,102,100 shares of common stock at an exercise price of $1.00 per share option to employees. All options granted vest over four years, with 25% of the options vesting on February 15, 2024 and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the vesting date, provided the option holder continues to have an employment relationship with the Company on each vesting date. In addition, in April 2023, the Company’s board approved the HOOKIPA Pharma Inc. 2023 Inducement Plan and reserved 500,000 shares of common stock for stock options issued as inducement grants to new employees.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year end December 31, 2022, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We are building a proprietary immuno-oncology pipeline by targeting oncoviral cancer antigens, self-antigens and next-generation antigens. Our oncology portfolio includes three disclosed programs, HB-200, HB-300 and HB-700, all of which use our replicating technology. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive (“HPV16+”) cancers in an ongoing Phase 1/2 clinical trial. HB-300, in development for the treatment of prostate cancer, is in an ongoing Phase 1 clinical trial, which opened for enrollment of patients in the first quarter of 2023. HB-700, which has been partnered with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively referred to as “Roche”), is in preclinical development for the treatment of KRAS mutated cancers, including, lung, colorectal and pancreatic cancers.

Our HB-200 program is comprised of potential therapeutic agents for people with cancers caused by the Human Papillomavirus (“HPV”), specifically HPV16+ and includes HB-201 single-vector therapy and HB-202/HB-201 dual-vector therapy. HB-200 is being evaluated in an ongoing Phase 1/2 clinical trial. In the second quarter of 2022, data presented at scientific conferences showed that HB-202/HB-201 alternating dual-vector candidate induced immune and clinical responses, as well as stable disease in some HPV16+ advanced metastatic/recurrent head and neck cancer patients who failed prior standard of care therapy. We believe that these early-stage data establish proof of concept for our replicating viral vector immunotherapy candidate in oncology.

Based on the safety profile, anti-tumor activity and T cell response data observed to date, we are evaluating HB-202/HB-201 in combination with pembrolizumab in 1st line and 2nd line patients with advanced/metastatic head and neck cancer. We plan to provide a data update in the first half of 2023.

In September 2021, we entered into a clinical collaboration with Merck & Co., Inc. to evaluate the combination of HB-200 and Merck & Co., Inc’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) in a separate randomized Phase 2 trial for which we have been granted fast track designation by the FDA.

In October 2022, we entered into a Research Collaboration and License Agreement (the “Roche Collaboration Agreement”), with Roche to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. Pursuant to the Roche Collaboration Agreement, we received a non-refundable upfront payment of $25.0 million and are eligible to receive up to approximately $930 million in potential future success-based milestone payments for both programs, plus tiered royalties. In the first quarter of 2023, we reported the achievement of the first milestone event under the Roche agreement, triggering a milestone payment of $10.0 million.

While our strategic priority is the development of our oncology portfolio, we believe that our platform is also uniquely positioned to provide value from the prophylactic and therapeutic use against infectious diseases. We plan to continue developing infectious disease therapies in partnership with other companies.

We are collaborating with Gilead Sciences, Inc. (“Gilead”) to research arenavirus functional cures for chronic Hepatitis B and HIV infections under a Collaboration and License Agreement signed in 2018 (the “Gilead Collaboration Agreement”). Both programs have completed preclinical research, and in April 2023 the first participant in a Phase 1 clinical trial of the Hepatitis B product candidate being conducted by Gilead has been dosed. Gilead is solely responsible for further development and commercialization of the Hepatitis B product candidate and we are eligible for up to a further $185.0 million in development and commercialization milestone payments, plus tiered royalties. According to the amendment to the Gilead Collaboration Agreement, signed in February 2022, we have taken on development responsibilities for the HIV program candidate through a Phase 1b clinical trial and Gilead will provide funding through a combination of an initiation payment of $15.0 million, a milestone payment of $5.0 million and equity contributions of up to $35.0 million. Gilead retains the exclusive option right, to further develop and commercialize the HIV program, in which case we are eligible for up to a further $232.5 million in developmental and commercialization milestone payments, inclusive of a $10.0 million option exercise payment, plus tiered royalties.

We have funded our operations to date primarily from public offerings of common stock and convertible preferred stock, including our initial public offering, as well as private placements of our redeemable convertible preferred stock, grant funding and loans from an Austrian government agency, and upfront, milestone and initiation payments from Gilead and Roche in connection with our respective collaboration and license agreements.

On April 23, 2019, we completed an initial public offering of our common stock (the “IPO”) in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3.9 million shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 1.7 million shares of our common stock for $5.0 million. On March 4, 2022, we completed a follow-on public offering in which we issued 21.7 million shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2023, the principal amount outstanding under loans from government agencies was $2.3 million and we had cash, cash equivalents and restricted cash of $110.0 million.

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

All of our product candidates, including our most advanced oncology product candidate, HB-200, will require substantial additional development time and resources before we would be able to apply for and receive regulatory approvals and begin generating revenue from product sales. Before launching our first products, if approved, we plan to establish our own manufacturing facility to reduce or eliminate our reliance on contract manufacturing organizations (“CMOs”) which will require substantial capital expenditures and cause additional operating expenses. We currently have no marketing and sales organization and have no experience in marketing products; accordingly, we will incur significant expenses to develop a marketing organization and sales force in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. In addition, we expect to continue to incur legal, accounting and other expenses in operating our business, including the costs associated with operating as a public company.

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

We have incurred net losses each year since our inception in 2011, including net losses of $19.7 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $307.4 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish further commercial manufacturing capacity.

Impacts of Coronavirus and Market Conditions on Our Business

We have been actively monitoring the coronavirus pandemic situation and its impact globally. We believe our financial results for the three months ended March 31, 2023 and 2022 were not significantly impacted by the outbreak of the coronavirus. We believe our hybrid and remote working arrangements have had limited impact on our ability to maintain internal operations during the three months ended March 31, 2023 and 2022. Further, disruption of global financial markets and a recession or market correction, including as a result of the coronavirus pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors, could reduce our ability to access capital, which could, in the future, negatively affect our business and the value of our common stock.

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

Gilead Collaboration Agreement

On June 4, 2018, we entered into the Gilead Collaboration Agreement to evaluate potential vaccine products using or incorporating our replicating technology and non-replicating technology for the treatment, cure, diagnosis or prevention of HBV and HIV.

Under the Gilead Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Gilead Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”) which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Gilead Collaboration Agreement, Gilead will retain an exclusive right, the Option, to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Gilead Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Gilead Collaboration Agreement with respect to the HBV program, and if the Option is exercised, any manufacturing costs related to the HIV program. Through March 31, 2023, we have received a non-refundable upfront payment of $10.0 million, a program initiation fee of $15.0 million and $21.2 million in milestone payments for the achievement of pre-clinical research milestones from Gilead. In addition, we have recognized $41.3 million of cost reimbursements for research and development services performed under the original and Restated Gilead Collaboration Agreement.

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

Roche Collaboration Agreement

On October 18, 2022, we entered into the Roche Collaboration Agreement to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an exclusive option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens.

Under the Roche Collaboration Agreement, we granted Roche an exclusive, royalty-bearing license to our technology platforms. Upon signing the Roche Collaboration Agreement in October 2022, we received a non-refundable upfront payment of $25.0 million and Roche will be obliged to pay an additional $15.0 million payment if the option (the “UCA Option”) for the program targeting undisclosed cancer antigens (the “UCA Program”) is exercised. We are also eligible for event-based milestone payments of up to an aggregate of $335.0 million during the research and development phase of the HB-700 program for up to four oncology indications and up to an aggregate of $250.0 million in payments related to the achievement of sales-based milestones. For the additional UCA Program, subject to UCA Option-exercise, we are eligible for up to an aggregate of $173.0 million in event-based milestone payments during research and development for up to four oncology indications as well as up to an aggregate of $160.0 million in sales-based milestones. Upon commercialization, we are eligible to receive tiered royalties on the worldwide net sales of HB-700 and, subject to UCA Option exercise, the UCA Program. The royalty payments are subject to reduction under specified conditions set forth in the Roche Collaboration Agreement. Through March 31, 2023, we have received from Roche the non-refundable upfront payment of $25.0 million and $10.0 million in milestone payments for the achievement of a GMP manufacturing milestone under the HB-700 program.

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

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting Phase 1 and Phase 2 clinical trials for HB-101 as well as the ongoing HB-200 Phase 1/2 study, and an investigational new drug (“IND”) application for HB-300. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

●	salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
●	expenses incurred in connection with the preclinical development of our programs and clinical trials of our product candidates, including under agreements with third parties, such as consultants, contractors, academic institutions and contract research organizations (“CROs”);
●	the cost of manufacturing drug products for use in clinical trials, including under agreements with third parties, such as CMOs, consultants and contractors;
●	laboratory costs;
●	leased facility costs, equipment depreciation and other expenses, which include direct and allocated expenses; and
●	third-party license fees.

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended March 31,
	2023	2022
HB-200 program	$9,733	$7,413
HB-300 program	3,647	2,767
Gilead partnered programs	3,584	1,733
Roche partnered programs	1,993	—
Other and earlier-stage programs	1,562	4,089
Other unallocated research and development expenses	412	618
Total research and development expenses	$20,931	$16,620

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

Income Taxes

Income tax expense results from U.S. federal and state income tax as well as foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of March 31, 2023.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Revenue from collaboration and licensing	$3,176	$1,445
Operating expenses:
Research and development	(20,931)	(16,620)
General and administrative	(4,902)	(4,972)
Total operating expenses	(25,833)	(21,592)
Loss from operations	(22,657)	(20,147)
Other income (expense):
Grant income	2,353	1,887
Interest income	1,171	7
Interest expense	(122)	(243)
Other income and expenses, net	(220)	528
Total other income (expense), net	3,182	2,179
Net loss before tax	(19,475)	(17,968)
Income tax expense	(205)	(0)
Net loss	$(19,680)	$(17,968)

Revenue from Collaboration and Licensing

Revenue was $3.2 million for the three months ended March 31, 2023, compared to $1.4 million for the three months ended March 31, 2022.

The increase of $1.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to higher partial recognition of the upfront and milestone payments under the Gilead and Roche collaborations, partially offset by lower cost reimbursements received under the Restated Gilead Collaboration Agreement.

For the three months ended March 31, 2023 and 2022, revenue included $0.5 million and $0.8 million, respectively, from reimbursement of research and development expenses, and $2.7 million and $0.6 million, respectively, from partial recognition of upfront, milestone and initiation payments that were initially recorded as deferred revenue.

For the three months ended March 31, 2023, revenue included $1.7 million related to the Restated Gilead Collaboration Agreement, of which $0.5 million resulted from reimbursement of research and development expenses, and $1.2 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $1.5 million from partial recognition of upfront and milestone payments under the Roche Collaboration Agreement, that were initially recorded as deferred revenue.

For the three months ended March 31, 2022, revenue included $1.4 million related to the Restated Gilead Collaboration Agreement, of which $0.8 million resulted from reimbursement of research and development expenses, and $0.6 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

Research and Development Expenses

For the three months ended March 31, 2023, our research and development expenses were $20.9 million, compared to $16.6 million for the three months ended March 31, 2022.

The increase of $4.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was attributable to an increase in direct research and development expenses of $2.5 million, and an increase in indirect research and development expenses of $1.8 million. The increase in direct research and development expenses was primarily driven by higher clinical study expenses for our HB-200 program and higher expenses for research and development services for our HB-200 program, as well as increased spending for our Gilead and Roche partnered programs, partially offset by lower manufacturing expenses for our HB-200 and Gilead partnered programs. Indirect research and development expenses increased mainly because of personnel related expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $4.9 million, compared to $5.0 million for the three months ended March 31, 2022.

The decrease of $0.1 million was primarily due to a decrease in other expenses of $0.3 million, and a decrease in professional and consulting fees of $0.1 million, partially offset by an increase in personnel-related expenses of $0.3 million. The increase in personnel-related expenses resulted from a growth in headcount along with increased salaries in our general and administrative functions as well as expenses for contractors, partially offset by decreased stock compensation expenses.

Grant Income

In the three months ended March 31, 2023, we recorded grant income of $2.4 million, compared to $1.9 million in the three months ended March 31, 2022. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $0.5 million was primarily due to higher income from Austrian research and development incentives as a result of higher eligible research and development expenses.

Interest Income and Expense

Interest income was $1.2 million for the three months ended March 31, 2023, compared to interest income of less than $0.1 million for the three months ended March 31, 2022. The increase in interest income for the three months ended March 31, 2023 was a result of the rising U.S. dollar and euro interest rates. Interest income represents interest from cash and cash equivalents held in U.S. dollars and euros resulting from the proceeds from the issuance of common and preferred stock as well as payments received under our Gilead and Roche collaborations. During the three months ended March 31, 2023 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros and dollars at our Austrian subsidiary.

Interest expenses for loans from government agencies were $0.1 million for the three months ended March 31, 2023, compared to $0.2 million for the three months ended March 31, 2022. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other expenses were $0.2 million for the three months ended March 31, 2023, compared to other income of $0.5 million for the three months ended March 31, 2022. The change in the three months ended March 31, 2023 resulted primarily from exchange rate differences and foreign currency remeasurements.

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

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 1,666,666 shares of our common stock for $5.0 million, at a purchase price of $3.00 per share and committed to purchase an additional $30.0 million of common stock at our discretion subject to specified limitations (see “Note 9. Common stock, Class A common stock and convertible preferred stock”). On March 4, 2022, we completed a follow-on public offering in which we issued 21,700,000 shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. We also received $46.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Gilead Collaboration Agreement and $35.0 million from non-refundable upfront and milestone payments related to the Roche Collaboration Agreement. As of March 31, 2023, we had cash, cash equivalents and restricted cash of $110.0 million.

On July 12, 2022, we filed a registration statement on Form S-3, or the Registration Statement, with the SEC, which was declared effective on July 21, 2022. The Registration Statement registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with SVB Securities LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of March 31, 2023, no sales had been made pursuant to the ATM Program.

We entered into various funding agreements with the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or “FFG”). The loans by FFG (the “FFG Loans”) were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of our assets. The debt obligation is $2.3 million, principal repayments are due as follows: $1.2 million are due in 2023, and the remaining $1.1 million are due upon final maturity in 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of March 31, 2023, the unamortized debt discount related to FFG Loans was $0.2 million.

We entered into arrangements with contract manufacturing organizations. As of March 31, 2023, we had total non-cancellable obligations under such contracts of $8.8 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of March 31, 2023, we had an accumulated deficit of $307.4 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our current and future product candidates and programs, and of conducting preclinical studies and clinical trials;
●	the number and development requirements of other product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
●	the stability, scale and yields of our future manufacturing process as we scale-up production and formulation of our product candidates for later stages of development and commercialization;
●	the timing of, and the costs involved in, obtaining regulatory and marketing approvals and developing our ability to establish sales and marketing capabilities, if any, for our current and future product candidates we develop if clinical trials are successful;
●	the success of our collaboration with Gilead and Roche;
●	our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements;
●	the cost of commercialization activities for our current and future product candidates that we may develop, whether alone or with a collaborator;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing oncology and infectious disease therapies and other adverse market developments.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Three months ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(2,848)	$1,733
Net cash used in investing activities	(274)	(1,828)
Net cash (used in) provided by financing activities	(735)	75,293
Net (decrease) increase in cash and cash equivalents	(3,857)	75,198

Cash (Used in) Provided by Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $2.8 million, which consisted of a net loss of $19.7 million, adjusted by non-cash charges of $1.6 million and cash provided due to changes in our operating assets and liabilities of $15.2 million. The non-cash charges consisted primarily of stock-based compensation of $0.7 million and depreciation and amortization expense of $0.9 million. The change in our operating assets and liabilities was primarily due an increase in deferred revenues of $7.2 million, resulting from the receipt of a $10.0 million milestone payment less recognition of deferred revenue in the period, a decrease in accounts receivable of $6.1 million, primarily resulting from the collection of a $5.0 million milestone payment and cost reimbursements from Gilead, an increase in other current liabilities of $2.9 million, an increase in accounts payable of $1.6 million, and a decrease in prepaid expenses and other current assets of $0.4 million, partially offset by an increase in receivable research incentives of $2.2 million, a decrease in operating lease liabilities of $0.4 million, a decrease in other non-current liabilities of $0.2 million, and an increase in other non-current assets of $0.2 million.

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

Cash Used in Investing Activities

During the three months ended March 31, 2023, cash used in investing activities was $0.3 million. The decrease of $1.5 million compared to the three months ended March 31, 2022 resulted from lower capital expenditures in connection with our GMP manufacturing facility project and lower expenditures for purchase of equipment.

During the three months ended March 31, 2022, cash used in investing activities was $1.8 million and resulted primarily from capital expenditures in connection with our GMP manufacturing facility project as well as expenditures for laboratory and office space extension and purchase of equipment.

Cash (Used in) Provided by Financing Activities

During the three months ended March 31, 2023, cash used by financing activities was $0.7 million and consisted mainly of the principal repayment of a loan of $0.6 million and the payment of deferred offering costs related to our ATM from July 2022 of $0.1 million. The decrease of $76.0 million compared to the three months ended March 31, 2022 resulted from the financing activites done in the first quarter 2022.

During the three months ended March 31, 2022, cash provided by financing activities was $75.3 million and consisted mainly of net proceeds of $70.2 million from our follow-on public offering in March 2022 and of net proceeds of $5.0 million from Gilead’s purchase of 1,666,666 unregistered shares of our common stock in February 2022.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with the rules and regulations of the SEC, and generally accepted accounting principles in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2023.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of March 31, 2023 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $110.0 million as of March 31, 2023, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal

Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

In April 2021, a third party opposed European Patent No. 3218504 (the “EP ’504 Patent”) which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidates HB-201 and HB-202. We filed our formal response to the opposition with the European Patent Office (“EPO”) on September 3, 2021, in which we requested that the opposition be rejected and the EP ’504 Patent be maintained as granted. In an oral proceeding summoned by the EPO on May 9, 2023, the Opposition Division followed our arguments, rejected all attacks raised by the opponent and decided that the EP ’504 Patent should be maintained as granted. A formal written decision will be issued by the Opposition Division within about two months of the oral hearing. The opposing party may file a notice and grounds of appeal within two months and four months, respectively, from the date of the written decision.

From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A.     Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Careful consideration should be given to these risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities by us during the three months ended March 31, 2023.

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

4.1

Registration Rights Agreement, dated June 17, 2022, by and between the Company and Gilead Sciences, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022 (File No. 001-38869) and incorporated herein by reference)

10.1*#	Amended and Restated 2019 Stock Option and Incentive Plan

10.2*#	Employment Agreement between Christine Baker and the Registrant, dated August 1, 2019

10.3

HOOKIPA Pharma Inc. 2023 Inducement Plan and form of award agreements thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2023 (File No. 001-38869) and incorporated herein by reference)

31.1*

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

#     Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKIPA Pharma Inc.

Date: May 11, 2023	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial and Accounting Officer)