Form 10-Q
period 2023-09-30
HOOKIPA Pharma Inc.
filed 2023-11-09
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 81,550,590 shares of common stock and 2,399,517 shares of Class A common stock outstanding, each $0.0001 par value per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological Licensing Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	the potential benefits of and our ability to maintain our collaboration with Gilead Sciences, Inc., F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our non-replicating and replicating technologies and the product candidates based on these technologies, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	regulatory developments in the United States and foreign countries;
●	the effects of the recent coronavirus pandemic or other emerging global health threats on business and operations;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the accuracy of our estimates of our annual total addressable market, future revenue, expenses, capital requirements and needs for additional financing;

●	our expectations about market trends; and
●	our ability to comply with Nasdaq listing rules and our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

		Page

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and 2022	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION	44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	45
Item 6.	Exhibits	46
Signatures		48

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$107,676	$112,488
Restricted cash	—	537
Accounts receivable	675	6,533
Receivable research incentives	22,375	15,479
Prepaid expenses and other current assets	8,745	12,159
Total current assets	139,471	147,196
Non-current assets:
Restricted cash	419	419
Property, plant and equipment, net	20,167	17,970
Operating lease right of use assets	2,862	4,006
Other non-current assets	1,091	863
Total non-current assets	24,539	23,258

Total assets	$164,010	$170,454

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,929	$5,488
Deferred revenues	16,054	15,684
Operating lease liabilities, current	1,498	1,688
Accrued expenses and other current liabilities	13,069	11,178
Loans payable, current	1,026	1,594
Total current liabilities	40,576	35,632
Non-current liabilities
Loans payable, non-current	—	911
Operating lease liabilities, non-current	1,330	2,310
Deferred revenues, non-current	23,719	25,664
Other non-current liabilities	3,334	3,420
Total non-current liabilities	28,383	32,305
Total liabilities	68,959	67,937

Commitments and contingencies (Note 12)

Stockholders’ equity:

Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; Series A convertible preferred stock, 2,978 shares designated, 370 and 1,697 shares outstanding at September 30, 2023 and December 31, 2022, respectively; Series A-1 convertible preferred stock, 15,800 shares designated, 10,800 and 15,800 shares outstanding at September 30, 2023 and December 31, 2022, respectively; Series A-2 convertible preferred stock, 15,268 shares and no shares designated, and 15,268 and no shares outstanding at September 30, 2023 and December 31, 2022, respectively

	0	0
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 81,550,590 shares and 52,317,138 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	8	5
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 2,399,517 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	0	0
Additional paid-in capital	445,512	397,349
Accumulated other comprehensive loss	(6,026)	(7,156)
Accumulated deficit	(344,443)	(287,681)
Total stockholders’ equity	95,051	102,517

Total liabilities and stockholders’ equity	$164,010	$170,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue from collaboration and licensing	$6,867	$2,230	$12,722	$6,421
Operating expenses:
Research and development	(24,625)	(18,286)	(65,262)	(51,053)
General and administrative	(4,912)	(4,937)	(14,259)	(14,935)
Total operating expenses	(29,537)	(23,223)	(79,521)	(65,988)
Loss from operations	(22,670)	(20,993)	(66,799)	(59,567)
Other income (expense):
Grant income	$2,916	$2,081	$7,486	$5,926
Interest income	1,570	535	4,052	724
Interest expense	(49)	(105)	(268)	(579)
Other income and (expenses), net	(833)	202	(1,029)	893

Total other income, net	3,604	2,713	10,241	6,964

Net loss before tax	(19,066)	(18,280)	(56,558)	(52,603)

Income tax expense	0	(0)	(204)	(1)

Net loss	(19,066)	(18,280)	(56,762)	(52,604)

Other comprehensive (loss) income:
Foreign currency translation gain (loss), net of tax	1,216	(1,367)	1,130	(2,855)
Comprehensive loss	$(17,850)	$(19,647)	$(55,632)	$(55,459)

Net loss per share — basic and diluted	$(0.17)	$(0.25)	$(0.64)	$(0.83)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2022	17,497	$0	52,317,138	$5	2,399,517	$0	$397,349	$(7,156)	$(287,681)	$102,517
Issuance of common stock upon exercise of stock options	—	—	5,684	0	—	—	1	—	—	1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	—	—	—	—	658	—	—	658
Net loss	—	—	—	—	—	—	—	—	(19,680)	(19,680)
Balances as of March 31, 2023	17,497	$0	52,322,822	$5	2,399,517	$0	$398,008	$(7,173)	$(307,361)	$83,479
Conversion of Series A convertible preferred stock to common stock	(1,327)	(0)	1,327,000	0	—	—	(0)	—	—	—
Conversion of Series A-1 convertible preferred stock to common stock	(5,000)	(0)	5,000,000	1	—	—	(1)	—	—	—
Issuance of Series A-2 convertible preferred stock upon public offering at $1,310 per share for cash, net of issuance costs of $1,470	15,268	0	—	—	—	—	18,531	—	—	18,531
Issuance of common stock upon public offering at $1.31 per share for cash, net of issuance costs of $2,205	—	—	22,900,768	2	—	—	27,793	—	—	27,795
ATM costs	—	—	—	—	—	—	(86)	—	—	(86)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(69)	—	(69)
Stock-based compensation expense	—	—	—	—	—	—	696	—	—	696
Net loss	—	—	—	—	—	—	—	—	(18,016)	(18,016)
Balances as of June 30, 2023	26,438	$0	81,550,590	$8	2,399,517	$0	$444,941	$(7,242)	$(325,377)	$112,330
Issuance costs Series A-2 convertible preferred stock	—	—	—	—	—	—	(1)	—	—	(1)

Issuance costs common stock upon public offering	—	—	—	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,216	—	1,216
Stock-based compensation expense	—	—	—	—	—	—	574	—	—	574
Net loss	—	—	—	—	—	—	—	—	(19,066)	(19,066)
Balances as of September 30, 2023	26,438	$0	81,550,590	$8	2,399,517	$0	$445,512	$(6,026)	$(344,443)	$95,051

								Accumulated
			Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2021	1,697	$0	27,383,483	$3	3,819,732	$0	$317,135	$(4,780)	$(222,766)	$89,592
Issuance of Series A-1 convertible preferred stock upon public offering at $2,000 per share for cash, net of issuance costs of $1,975	15,800	0	—	—	—	—	29,625	—	—	29,625
Issuance of common stock upon public offering at $2.00 per share for cash, net of issuance costs of $2,713	—	—	21,700,000	2	—	—	40,685	—	—	40,687
Issuance of common stock upon stock purchase agreement with Gilead at $3.00 per share for cash, no issuance costs	—	—	1,666,666	0	—	—	5,000	—	—	5,000
Issuance of common stock upon exercise of stock options	—	—	10,034	0	—	—	1	—	—	1
Vesting of equity grants	—	—	112,551	0	—	—	(0)	—	—	—
ATM costs	—	—	—	—	—	—	(142)	—	—	(142)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(487)	—	(487)
Stock-based compensation expense	—	—	—	—	—	—	1,621	—	—	1,621
Net loss	—	—	—	—	—	—	—	—	(17,968)	(17,968)
Balances as of March 31, 2022	17,497	$0	50,872,734	$5	3,819,732	$0	$393,925	$(5,267)	$(240,734)	$147,929
Issuance of common stock upon exercise of stock options	—	—	12,062	0	—	—	1	—	—	1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,001)	—	(1,001)
Stock-based compensation expense	—	—	—	—	—	—	1,381	—	—	1,381
Net loss	—	—	—	—	—	—	—	—	(16,356)	(16,356)
Balances as of June 30, 2022	17,497	$0	50,884,796	$5	3,819,732	$0	$395,307	$(6,268)	$(257,090)	$131,954
Conversion of Class A common stock to common stock	—	—	1,420,215	0	(1,420,215)	(0)	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	12,127	0	—	—	1	—	—	1

Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,367)	—	(1,367)
Stock-based compensation expense	—	—	—	—	—	—	1,040	—	—	1,040
Net loss	—	—	—	—	—	—	—	—	(18,280)	(18,280)
Balances as of September 30, 2022	17,497	$0	52,317,138	$5	2,399,517	$0	$396,348	$(7,635)	$(275,370)	$113,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net loss	$(56,762)	$(52,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,928	4,042
Depreciation and amortization expense	2,274	2,698
Other non-cash items	4	(12)
Changes in operating assets and liabilities:
Accounts receivable	5,838	5,405
Receivable research incentives	(7,227)	(5,383)
Prepaid expenses and other current assets	3,507	1,743
Other non-current assets	(242)	251
Accounts payable	4,104	1,588
Deferred revenues	(1,161)	10,323
Operating lease liabilities	(819)	(1,223)
Accrued expenses and other liabilities	2,052	(254)
Other non-current liabilities	204	292
Net cash used in operating activities	(46,300)	(33,134)

Investing activities:
Purchases of property and equipment	(3,737)	(4,418)

Net cash used in investing activities	(3,737)	(4,418)

Financing activities:
Payments related to finance leases	—	(24)
Proceeds from issuance of convertible preferred stock, net of issuance costs	18,530	29,625
Proceeds from issuance of common stock, net of issuance costs	27,794	45,691
Payments for deferred offering costs	(149)	—
Repayments of borrowings	(1,754)	(2,825)

Net cash provided by financing activities	44,421	72,467

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,616)	34,915

Cash, cash equivalents and restricted cash at beginning of period	113,444	66,912
Effect of exchange rate changes on cash, cash equivalents and restricted cash	267	(1,151)
Cash, cash equivalents and restricted cash at end of period	$108,095	$100,676

Supplemental disclosure of cash flow information:
Cash paid for interest	$(10)	$(21)
Cash paid for income taxes	$(204)	$(1)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$(121)	$(239)
Lease assets obtained in exchange for new operating lease liabilities	$19	$227

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

The consolidated balance sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations, and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through September 30, 2023, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $56.8 million for the nine months ended September 30, 2023 and $64.9 million for the year ended December 31, 2022. As of September 30, 2023, the Company had an accumulated deficit of $344.4 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 9, 2023, the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the three and nine months ended September 30, 2023 and September 30, 2022 the net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with two of the largest investment grade U.S. financial institutions and have been partially invested in money market funds. The money market funds, held in U.S. dollars, are primarily invested in U.S. and foreign short-term debt obligations. As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with regional European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of September 30, 2023 and December 31, 2022, Gilead Sciences, Inc. (“Gilead”) and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together “Roche”) accounted for the majority of the accounts receivable balance. For the three and nine months ended September 30, 2023 and the three and nine month ended September 30, 2022 Gilead and Roche accounted for the majority of the Company’s revenues. Other customers accounted for less than 10.0% of accounts receivable or net sales. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, cash equivalents consisted of money market funds and short-term deposits.

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

Under the Gilead Collaboration Agreement, the Company granted Gilead an exclusive, royalty-bearing license to the Company’s technology platforms. Upon entering into the agreement in June 2018, the Company received a non-refundable $10.0 million upfront payment from Gilead and upon signing of the Restated Gilead Collaboration Agreement in February 2022, the Company received a program initiation fee of $15.0 million. Gilead is also obligated to make additional payments to the Company upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to $140.0 million for the HBV program, and up to $172.5 million for the HIV program, inclusive of a $10.0 million program completion fee, payable upon Gilead’s exercise of the option to pursue further development activities post Phase 1b. The commercial milestones amount to a total of $50.0 million for the HBV program, and $65.0 million for the HIV program. Additionally, Gilead is obligated to pay royalties on net sales for each program. Payments from Gilead generally have a 60-day payment term.

The $10.0 million upfront payment, the $15.0 million initiation fee and $8.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of September 30, 2023, $10.5 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2022, $14.3 million of upfront, initiation and milestone payments were included as a liability in deferred revenues, current. Approximately 4% of deferred revenue is expected to be recognized as revenue in the remainder of 2023, 46% in 2024, 34% in 2025 and the remaining 16% in 2026.

In the three months ended September 30, 2023, the Company recognized $1.2 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.5 million revenue from cost reimbursements for research and development services. In the three months ended September 30, 2022, the Company recognized $1.3 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.9 million revenue from cost reimbursements for research and development services.

In the nine months ended September 30, 2023, the Company recognized $3.8 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $1.3 million revenue from cost reimbursements for research and development services. In the nine months ended September 30, 2022, the Company recognized $2.9 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $3.5 million revenue from cost reimbursements for research and development services.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of September 30, 2023 and December 31, 2022, the contract asset relating to

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

the sublicense payment was $0.2 million and $0.2 million, respectively, and there was no liability relating to sublicense payment.

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

The $25.0 million upfront payment, and a $10.0 million milestone payment received in the three months ended March 31, 2023 were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of September 30, 2023, $29.3 million of such payments were still recorded as a liability in deferred revenues, current and non-current. The deferred revenues related to the $25.0 million upfront payment and the $10.0 million milestone payment are subject to foreign currency exchange rate fluctuations in future accounting periods. Approximately 24% of deferred revenue is expected to be recognized as revenue in the remainder of 2023, 23% in 2024, 21% in 2025, 20% in 2026 and the remaining 12% in 2027.

In the three months ended September 30, 2023, the Company recognized $4.9 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.3 million revenue from cost reimbursements for activities related to the preparation of a first in human trial.

In the nine months ended September 30, 2023, the Company recognized $7.3 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.3 million revenue from cost reimbursements for activities related to the preparation of a first in human trial.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of September 30, 2023 the contract asset and the liability relating to the sublicense payment was $2.2 million and $2.5 million, respectively. As of December 31, 2022 the contract asset and the liability relating to the sublicense payment was $1.5 million and $1.2 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at September 30, 2023 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$103,495	$—	$—	$103,495
Total	$103,495	$—	$—	$103,495

	Fair Value Measurement at December 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,491	$—	$—	$85,491
Total	$85,491	$—	$—	$85,491

During the nine months ended September 30, 2023, there were no transfers between Level 1, Level 2 and Level 3.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022

Land	$1,938	$1,959
Leasehold improvements	3,147	3,164
Construction in progress	12,550	10,567
Laboratory equipment	8,335	7,403
Furniture and fixtures	626	622
Computer equipment and software	2,561	2,034
Property and equipment, gross	29,157	25,749
Less: Accumulated depreciation	(8,990)	(7,779)
Property and equipment, net	$20,167	$17,970

Construction-in-progress as of September 30, 2023 and December 31, 2022 mainly related to investments in connection with the Company’s GMP manufacturing facility project.

6. Receivable research incentive

The Company participates in a research incentive program provided by the Austrian government under which it is entitled to reimbursement of a percentage of qualifying research and development expenses and capital expenditures incurred in Austria. Submissions for reimbursement under the program are submitted annually. Incentive amounts are generally paid out during the calendar year that follows the year of the expenses but remain subject to subsequent examinations by the responsible authority. Reimbursements received in excess of the recognized receivable research incentive for a certain period are recorded within other long-term liabilities for potential repayment until such time that an audit has taken place, upon expiration of the potential reclaim period, or when it is no longer probable that a reclaim will happen. The years 2018 to present remain open to examination by the authorities.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of September 30, 2023, the Company recognized receivables of $22.4 million from the research incentive program, which are reported in receivable research incentive in the Company’s condensed consolidated balance sheet. As of December 31, 2022, the receivables from the research incentive program were $15.5 million.

During the three months ended September 30, 2023 and 2022, the Company recorded $2.9 million and $2.0 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations and comprehensive loss as part of the grant income. Research incentives depend on the eligible research and development expenses of the respective period.

During the nine months ended September 30, 2023 and 2022, the Company recorded $7.2 million and $5.4 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations and comprehensive loss as part of the grant income. Research incentives depend on the eligible research and development expenses of the respective period.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Salaries and bonuses	5,345	4,481
Social security contributions	290	267
Unearned grant income (current)	96	300
Sublicense fees	2,461	1,220
Accrued external research and development expenses	3,790	3,458
Accrued external general and administration expenses	358	898
Income taxes	127	230
Other accruals and liabilities	602	324
	$13,069	$11,178

8. Loans payable

As of September 30, 2023 and December 31, 2022, loans payable consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Loans from FFG	$1,122	$2,855
Unamortized debt discount	(96)	(350)
Total loans payable, net	$1,026	$2,505

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

Principal repayments of $1.8 million were made in the nine months ended September 30, 2023. A principal repayment of $2.8 million was made in the nine months ended September 30, 2022.

As of September 30, 2023, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Payments Due by Calendar Year	Amount
2023 (remaining 3 months)	—
2024	1,122
2025	—
2026	—
2027	—
Thereafter	—
Total	$1,122

9. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of September 30, 2023, the Company was authorized to issue 200,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock, 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock and 15,268 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-2 convertible preferred stock. As of September 30, 2023, the Company had 81,550,590 shares of common stock, 2,399,517 shares of Class A common stock, 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding and issued.

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

On February 15, 2022, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Gilead, that requires Gilead, at the Company’s option, to purchase up to $35.0 million of the Company’s common stock. On February 15, 2022, Gilead purchased an initial amount of 1,666,666 shares of the Company’s common stock in exchange for $5.0 million in cash at a purchase price per share equal to $3.00. Pursuant to the terms of the Stock Purchase Agreement, the Company may require Gilead to purchase the balance of the $30.0 million of common stock, at the discretion of the Company, in one or two subsequent purchases at a price equal to the volume weighted average purchase price preceding such purchase, as defined in the Stock Purchase Agreement, plus, for the first subsequent purchase, which can be up to the full $30.0 million balance, a premium of 30%. The Company’s right to sell shares of its common stock to Gilead is subject to specified limitations, including a limitation that prevents the Company from requesting purchases of shares of common stock by Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead. At

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

September 30, 2023, this limitation would have prevented the Company from requesting that Gilead purchase the full remaining $30.0 million balance of the investment commitment. The Company agreed to file a registration statement on Form S-3 to register for resale any additional shares of common stock issued to Gilead within four months from issuance.

On March 4, 2022, the Company closed a public offering of 21,700,000 shares of its common stock and 15,800 shares of Series A-1 convertible preferred stock at a public offering price of $2.00 and $2,000.00 per share, respectively, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses.

The Company has three series of preferred stock authorized, issued and outstanding as of September 30, 2023: Series A convertible preferred stock, Series A-1 convertible preferred stock and Series A-2 convertible preferred stock. Shares of Series A, Series A-1 and Series A-2 convertible preferred stock may be independently converted into common stock. Holders of Series A, Series A-1 and Series A-2 convertible preferred stock have equal rights, powers and privileges.

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

There were 370 and 1,697 shares of Series A convertible preferred stock, 10,800 and 15,800 shares of Series A-1 convertible preferred stock and 15,268 and no shares of Series A-2 convertible preferred stock outstanding as of September 30, 2023 and December 31, 2022, respectively. In May 2023 certain of the Company’s stockholders elected to convert an aggregate of 1,327 shares of Series A convertible preferred stock and an aggregate of 5,000 shares of Series A-1 convertibles preferred stock owned by such holders into an aggregate of 6,327,000 shares of the Company’s common stock.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Board of Directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of September 30, 2023, 782,176 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. As of September 30, 2023, the maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan was 8,067,480 shares which shall be cumulatively increased each year by up to 4.0% of the then outstanding number of shares of common stock and Class A common stock. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Option re-grants to non-executive directors generally vest on the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option, the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

In addition, there were 500,000 shares reserved for stock options issued as inducement grants to new employees granted outside of the Company’s equity-based compensation plans under Rule 5635(c)(4) of the Nasdaq Listing Rules.

On August 7, 2023, the Company’s board of directors approved a one-time offer to eligible non-executive, non-director employees to exchange certain outstanding stock options for new stock options with modified terms. Under the stock option exchange program (the “Offer”), the Company offered to exchange certain out-of-the-money stock options for new stock options at an exchange ratio of between 1.75 and 2.50 surrendered options for one new option exercisable for shares of common stock with a lower exercise price and extended vesting terms. Pursuant to the Offer, a total of 82 eligible participants tendered, and the Company accepted for cancellation, stock options to purchase an aggregate of 543,228 shares of the Company’s common stock with exercise prices between $6.90 and $14.00. The eligible options that were accepted for cancellation represented approximately 86.6% of the total shares of common stock underlying all of the eligible options. In accordance with the terms and conditions of the Offer, on September 12, 2023, the Company issued new options to purchase an aggregate of 274,485 shares of common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of each new option granted in the Offer is $1.00. New options issued for previously vested stock options vest on the first anniversary of the grant date and new options issued for previously unvested stock options vest over a three-year term in twelve equal quarterly installments. The stock option exchange offer resulted in incremental stock-based compensation expense of $0.1 million, which will be recognized using the graded-vesting method over the remaining requisite service period of the new stock options.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a summary of awards outstanding:

	As of September 30, 2023
	2018 Plan	2019 Plan	Inducement Awards	Total
Granted and outstanding awards:
Stock options	782,176	7,352,196	230,000	8,364,372
Total	782,176	7,352,196	230,000	8,364,372

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Risk-free interest rate	4.48%	—%	3.70%	2.87%
Expected term (in years)	4.4	—	5.7	6.0
Expected volatility	90.6%	—%	93.5%	84.9%
Expected dividends	—%	—%	—%	—%

For the 2023 and 2022 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2023 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2022	6,532,523	$6.19	7.7	$490
Granted	2,817,145	1.00
Exercised	(5,684)	0.10
Forfeited	(979,612)	8.11
Outstanding as of September 30, 2023	8,364,372	$4.22	7.7	$353

Options exercisable as of September 30, 2023	3,894,079	$6.98	6.2	$353
Options unvested as of September 30, 2023	4,470,293	$1.81	8.9	$—

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of September 30, 2023 and December 31, 2022, was $0.62 and $0.81, respectively.

Cash received from stock option exercise under share-based payment arrangements for the nine months ended September 30, 2023 was $1 thousand. Cash received from stock option exercise under share-based payment arrangements for the nine months ended September 30, 2022 was $3 thousand.

Common Stock Awards

In the three months ended March 31, 2022 the Company issued unrestricted shares of common stock to its executive team. The Company’s executive team agreed to convert a portion of their base salaries, for the six months ended June 30, 2022, for shares of the Company’s fully vested common stock having a value equal to their foregone salary, determined based on a value of $3.00 per share, resulting in the issuance of 112,551 shares of common stock in the three months ended March 31, 2022. The total fair value of common stock awards issued during the three months ended March 31, 2022 was $0.2 million. The grant date fair value per share of common stock was $1.50 and was measured at the closing price of the common stock on the date of grant. Expenses were recorded immediately and are included in stock-based compensation in the three months ended March 31, 2022. No unrestricted shares of common stock were issued in the three and nine months ended September 30, 2023.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development expenses	$216	$428	$764	$1,568
General and administrative expenses	358	612	1,164	2,474
	$574	$1,040	$1,928	$4,042

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11. Income taxes

Income tax expense during the nine months ended September 30, 2023 resulted from U.S. federal and state income tax as well as minimum tax obligations in Austria. Income tax expense during the nine months ended September 30, 2022 resulted from minimum tax obligations in Austria. During the three and nine months ended September 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred, due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2023 and December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.

12. Commitments and contingencies

Operating and Finance Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company’s operating lease right-of-use assets were $2.9 million and $4.0 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2023, the Company had outstanding operating lease obligations of $2.8 million, of which $1.5 million is reported in operating lease liabilities, current portion and $1.3 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2022, the Company had outstanding operating lease obligations of $4.0 million, of which $1.7 million is reported in operating lease liabilities, current portion and $2.3 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 1.2% and 2.1 years, respectively.

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of September 30, 2023, the Company’s total non-cancellable obligations under contracts with CMOs were $9.3 million, of which $2.1 million relate to 2023 (remaining three months) deliverables, $7.0 million relate to 2024 deliverables, and $0.2 million relate to 2025 deliverables.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In the three and nine months ended September 30, 2023, the Company recorded $0.6 million and $1.1 million, respectively, in licensing fees related to intellectual property licenses as research and development expenses. The amount is mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement and the Roche Collaboration Agreement. The amount recognized as expenses has been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023 or December 31, 2022.

Legal proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company was recently a party to a patent proceeding opposing European Patent No. 3218504 (the “EP ’504 Patent”), which was granted to the University of Geneva in July 2020 and is exclusively licensed to the Company. In a decision that has become final, the Opposition Division of the European Patent Office (“EPO”) dismissed the opposition, and maintained the patent as granted. The Company expenses the costs related to this case and other such legal proceedings as incurred.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(19,066)	$(18,280)	$(56,762)	$(52,604)

Denominator:
Weighted-average common shares outstanding, basic and diluted	83,950,107	54,733,709	67,933,579	49,403,999
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	370,000	1,697,000	992,183	1,697,000
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	10,800,000	15,800,000	13,107,692	12,153,846
Weighted-average Series A-2 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	15,268,000	—	6,543,429	—
Total number of shares used to calculate net loss per share, basic and diluted	110,388,107	72,230,709	88,576,883	63,254,845

Net loss per share, basic and diluted	$(0.17)	$(0.25)	$(0.64)	$(0.83)

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

	Three and nine months ended September 30,
	2023	2022
Options issued and outstanding	8,364,372	6,016,997
Unvested restricted stock units	—	—
Total	8,364,372	6,016,997

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14. Related Parties

Effective September 15, 2023, Malte Peters, a member of the Company’s board of directors, agreed to lead the Company’s clinical activities ad interim as Senior Clinical Advisor. During the three and nine months ended September 30, 2023, the Company recorded expense of less than $0.1 million related to a consulting agreement entered into with Dr. Peters, effective September 15, 2023.

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

We are building a proprietary immuno-oncology pipeline by targeting oncoviral cancer antigens, self-antigens and next-generation antigens. Our oncology portfolio includes three disclosed programs, HB-200, HB-300 and HB-700, all of which use our replicating technology. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive (“HPV16+”) cancers in an ongoing Phase 1/2 clinical trial. HB-300 is in clinical development for the treatment of prostate cancer in an ongoing Phase 1 clinical trial, which opened for enrollment of patients in the first quarter of 2023. HB-700, which has been partnered with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively referred to as “Roche”), is in preclinical development for the treatment of KRAS mutated cancers, including, lung, colorectal and pancreatic cancers.

Our HB-200 program is comprised of potential therapeutic agents for people with cancers caused by the Human Papillomavirus (“HPV”), specifically HPV16+ and includes HB-201 single-vector therapy and HB-202/HB-201 dual-vector therapy. HB-200 is being evaluated in an ongoing Phase 1/2 clinical trial. In the second quarter of 2022, data presented at scientific conferences showed that HB-202/HB-201 alternating dual-vector candidate induced immune and clinical responses, as well as stable disease as a monotherapy in some HPV16+ advanced metastatic/recurrent head and neck cancer patients who failed prior standard of care therapy. We believe that these early-stage data established proof of concept for our replicating viral vector immunotherapy candidate in oncology.

Based on the observed tolerability profile, anti-tumor activity and T cell response data, we are evaluating HB-202/HB-201 in combination with pembrolizumab in 1st line and 2nd line patients with advanced/metastatic head and neck cancer. In October of 2023, at the European Society for Medical Oncology (ESMO) Congress 2023, we presented preliminary data from our Phase 2 clinical trial showing that HB-200 in combination with pembrolizumab in a 1st line setting demonstrated promising anti-tumor activity with a 42% objective response rate and disease control rate (DCR) of 74% among 19 evaluable CPI-naïve patients with recurrent/metastatic HPV16+ PD-L1+ head and neck cancer. These data represent a doubling of the 19% objective response rate reported with pembrolizumab alone. Furthermore, preliminary data on HB-200 in combination with pembrolizumab in the 2nd line plus setting are also trending positively but need further maturation.

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

On April 23, 2019, we completed an initial public offering of our common stock (the “IPO”) in which we issued 6.0 million shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3.9 million shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 1.7 million shares of our common stock for $5.0 million. On March 4, 2022, we completed a follow-on public offering in which we issued 21.7 million shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. On June 5, 2023, we completed a follow-on public offering in which we issued 22.9 million shares of our common stock, at $1.31 per share, and 15,268 shares of our Series A-2 convertible preferred stock, at $1,310.00 per share, for net proceeds of $46.2 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2023, the principal amount outstanding under loans from government agencies was $1.1 million and we had cash, cash equivalents and restricted cash of $108.1 million.

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

We have incurred net losses each year since our inception in 2011, including net losses of $19.1 million and $56.8 million for the three and nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $344.4 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish further commercial manufacturing capacity.

Impacts of Coronavirus and Market Conditions on Our Business

We have been actively monitoring the coronavirus pandemic situation and its impact globally. We believe our financial results for the three and nine months ended September 30, 2023 and 2022 were not significantly impacted by any lingering effects of the recent coronavirus pandemic. Further, disruption of global financial markets and a recession or market correction, including as a result of any resurgence of the coronavirus pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, any escalation of the conflict in Israel and the Gaza Strip, and other global macroeconomic factors, could reduce our ability to access capital, which could, in the future, negatively affect our business and the value of our common stock.

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

Under the Gilead Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Gilead Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”) which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Gilead Collaboration Agreement, Gilead will retain an exclusive right, the Option, to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Gilead Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Gilead Collaboration Agreement with respect to the HBV program, and if the Option is exercised, any manufacturing costs related to the HIV program. Through September 30, 2023, we have received a non-refundable upfront payment of $10.0 million, a program initiation fee of $15.0 million and $21.2 million in milestone payments for the achievement of pre-clinical research milestones from Gilead. In addition, we have recognized $42.1 million of cost reimbursements for research and development services performed under the original and Restated Gilead Collaboration Agreement.

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

Under the Roche Collaboration Agreement, we granted Roche an exclusive, royalty-bearing license to our technology platforms. Upon signing the Roche Collaboration Agreement in October 2022, we received a non-refundable upfront payment of $25.0 million and Roche will be obliged to pay an additional $15.0 million payment if the option (the “UCA Option”) for the program targeting undisclosed cancer antigens (the “UCA Program”) is exercised. We are also eligible for event-based milestone payments of up to an aggregate of $335.0 million during the research and development phase of the HB-700 program for up to four oncology indications and up to an aggregate of $250.0 million in payments related to the achievement of sales-based milestones. For the additional UCA Program, subject to UCA Option-exercise, we are eligible for up to an aggregate of $173.0 million in event-based milestone payments during research and development for up to four oncology indications as well as up to an aggregate of $160.0 million in sales-based milestones. Upon commercialization, we are eligible to receive tiered royalties on the worldwide net sales of HB-700 and, subject to UCA Option exercise, the UCA Program. The royalty payments are subject to reduction under specified conditions set forth in the Roche Collaboration Agreement. Through September 30, 2023, we have received from Roche the non-refundable upfront payment of $25.0 million and $10.0 million in milestone payments for the achievement of a GMP manufacturing milestone under the HB-700 program. In addition, we have recognized $0.3 million of cost reimbursements for research and development activities related to a first human trial.

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
HB-200 program	$10,862	$7,305	$31,310	$20,761
HB-300 program	2,312	2,873	7,649	7,553
Gilead partnered programs	3,234	3,793	10,889	9,159
Roche partnered programs	6,689	—	10,014	—
Other and earlier-stage programs	1,122	3,809	4,215	11,885
Other unallocated research and development expenses	406	506	1,185	1,695
Total research and development expenses	$24,625	$18,286	$65,262	$51,053

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

Income Taxes

Income tax expense results from U.S. federal and state income tax as well as foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of September 30, 2023.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue from collaboration and licensing	$6,867	$2,230	$12,722	$6,421
Operating expenses:
Research and development	(24,625)	(18,286)	(65,262)	(51,053)
General and administrative	(4,912)	(4,937)	(14,259)	(14,935)
Total operating expenses	(29,537)	(23,223)	(79,521)	(65,988)
Loss from operations	(22,670)	(20,993)	(66,799)	(59,567)
Other income (expense):
Grant income	2,916	2,081	7,486	5,926
Interest income	1,570	535	4,052	724
Interest expense	(49)	(105)	(268)	(579)
Other income and expenses, net	(833)	202	(1,029)	893
Total other income (expense), net	3,604	2,713	10,241	6,964
Net loss before tax	(19,066)	(18,280)	(56,558)	(52,603)
Income tax expense	0	(0)	(204)	(1)
Net loss	$(19,066)	$(18,280)	$(56,762)	$(52,604)

Revenue from Collaboration and Licensing

Revenue was $6.9 million and $12.7 million for the three and nine months ended September 30, 2023, respectively compared to $2.2 million and $6.4 million for the three and nine months ended September 30, 2022, respectively.

During the three months ended September 30, 2023 revenue increased by $4.7 million compared to the three months ended September 30, 2022. This increase was primarily due to higher partial recognition of the upfront and milestone payments under the Gilead and Roche collaborations, cost reimbursements under the Roche collaboration, partially offset by lower cost reimbursements received under the Restated Gilead Collaboration Agreement.

For the three months ended September 30, 2023 and 2022, revenue included $0.8 million and $0.9 million, respectively, from reimbursement of research and development expenses, and $6.1 million and $1.3 million, respectively, from partial recognition of upfront, milestone and initiation payments that were initially recorded as deferred revenue.

For the three months ended September 30, 2023, revenue included $1.7 million related to the Restated Gilead Collaboration Agreement, of which $0.5 million resulted from reimbursement of research and development expenses, and $1.2 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $5.2 million related to the Roche Collaboration Agreement, of which $0.3 million resulted from reimbursement of expenses, and $4.9 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

For the three months ended September 30, 2022, revenue included $2.2 million related to the Restated Gilead Collaboration Agreement, of which $0.9 million resulted from reimbursement of research and development expenses, and $1.3 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

During the nine months ended September 30, 2023 revenue increased by $6.3 million compared to the nine months ended September 30, 2022. This increase was primarily due to higher partial recognition of the upfront and milestone payments under the Gilead and Roche collaborations, cost reimbursements under the Roche collaboration, partially offset by lower cost reimbursements received under the Restated Gilead Collaboration Agreement.

For the nine months ended September 30, 2023 and 2022, revenue included $1.6 million and $3.5 million, respectively, from reimbursement of research and development expenses, and $11.1 million and $2.9 million, respectively, from partial recognition of upfront, milestone and initiation payments that were initially recorded as deferred revenue.

For the nine months ended September 30, 2023, revenue included $5.1 million related to the Restated Gilead Collaboration Agreement, of which $1.3 million resulted from reimbursement of research and development expenses, and $3.8 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $7.6 million related to the Roche Collaboration Agreement, of which $0.3 million resulted from reimbursement of expenses, and $7.3 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

For the nine months ended September 30, 2022, revenue included $6.4 million related to the Restated Gilead Collaboration Agreement, of which $3.5 million resulted from reimbursement of research and development expenses, and $2.9 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

Research and Development Expenses

For the three and nine months ended September 30, 2023, our research and development expenses were $24.6 million and $65.3 million, respectively, compared to $18.3 million and $51.1 million for the three and nine months ended September 30, 2022, respectively.

The increase of $6.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was attributable to an increase in direct research and development expenses of $5.1 million, and an increase in indirect research and development expenses of $1.2 million. The increase in direct research and development expenses was primarily driven by higher clinical study expenses for our HB-200 program, as well as increased spending for our Roche partnered programs. Indirect research and development expenses increased mainly because of personnel related expenses, partially offset by lower expenses for consulting and professional services.

The increase of $14.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was attributable to an increase in direct research and development expenses of $9.8 million, and an increase in indirect research and development expenses of $4.4 million. The increase in direct research and development expenses was primarily driven by higher clinical study expenses for our HB-200 program, as well as increased spending for our Gilead and Roche partnered programs, partially offset by lower manufacturing expenses for our HB-200 and HB-300 programs. Indirect research and development expenses increased mainly because of personnel related expenses, partially offset by lower expenses for consulting and professional services.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2023 were $4.9 million and $14.3 million, respectively, compared to $4.9 million and $14.9 million for the three and nine months ended September 30, 2022, respectively.

General and administrative expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 remained constant.

The decrease of $0.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a decrease in other expenses of $1.4 million, partially offset by an increase in personnel-related expenses of $0.5 million, and an increase in professional and consulting fees of $0.2 million. The increase in personnel-related expenses resulted from a growth in headcount along with increased salaries in our general and administrative functions as well as expenses for contractors, partially offset by decreased stock compensation expenses.

Grant Income

In the three months ended September 30, 2023, we recorded grant income of $2.9 million, compared to $2.1 million in the three months ended September 30, 2022. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $0.8 million was primarily due to higher income from Austrian research and development incentives as a result of higher eligible research and development expenses.

In the nine months ended September  30, 2023, we recorded grant income of $7.5 million, compared to $5.9 million in the nine months ended September 30, 2022. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $1.6 million was primarily due to higher income from Austrian research and development incentives as a result of higher eligible research and development expenses.

Interest Income and Expense

Interest income was $1.6 million and $4.1 million for the three and nine months ended September 30, 2023, respectively, compared to interest income of $0.5 million and $0.7 million for the three and nine months ended September 30, 2022, respectively. The increase in interest income for the three and nine months ended September 30, 2023 was a result of the rising U.S. dollar and euro interest rates. Interest income represents interest from cash and cash equivalents held in U.S. dollars and euros resulting from the proceeds from the issuance of common and preferred stock as well as payments received under our Gilead and Roche collaborations. During the three and nine months ended September 30, 2023 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros and dollars at our Austrian subsidiary.

Interest expenses for loans from government agencies were less than $0.1 million for the three months ended September 30, 2023, compared to $0.1 million for the three months ended September 30, 2022. Interest expenses for loans from government agencies were $0.3 million for the nine months ended September 30, 2023, compared to $0.6 million for the nine months ended September 30, 2022. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other expenses were $0.8 million for the three months ended September 30, 2023, compared to other income of $0.2 million for the three months ended September 30, 2022. The change in the three months ended September 30, 2023 resulted primarily from exchange rate differences and foreign currency remeasurements.

Other expenses were $1.0 million for the nine months ended September 30, 2023, compared to other income of $0.9 million for the nine months ended September 30, 2022. The change in the nine months ended September 30, 2023 resulted primarily from exchange rate differences and foreign currency remeasurements.

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

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. On December 11, 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 1,666,666 shares of our common stock for $5.0 million, at a purchase price of $3.00 per share and committed to purchase an additional $30.0 million of common stock at our discretion subject to specified limitations (see “Note 9. Common stock, Class A common stock and convertible preferred stock”). On March 4, 2022, we completed a follow-on public offering in which we issued 21,700,000 shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. On June 5, 2023, we completed a follow-on public offering in which we issued 22,900,768 shares of our common stock, at $1.31 per share, and 15,268 shares of our Series A-2 convertible preferred stock, at $1,310.00 per share, for net proceeds of $46.2 million after deducting underwriting discounts and commissions and offering expenses. We also received $46.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Gilead Collaboration Agreement and $35.0 million from non-refundable upfront and milestone payments related to the Roche Collaboration Agreement. As of September 30, 2023, we had cash, cash equivalents and restricted cash of $108.1 million.

On July 12, 2022, we filed a registration statement on Form S-3, or the Registration Statement, with the SEC, which was declared effective on July 21, 2022. The Registration Statement registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with SVB Securities LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of September 30, 2023, no sales had been made pursuant to the ATM Program.

We entered into various funding agreements with the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or “FFG”). The loans by FFG (the “FFG Loans”) were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of our assets. The remaining debt obligation under the FFG loan is $1.1 million, which is due for repayment upon final maturity in 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of September 30, 2023, the unamortized debt discount related to FFG Loans was $0.1 million.

We entered into arrangements with contract manufacturing organizations. As of September 30, 2023, we had total non-cancellable obligations under such contracts of $9.3 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of September 30, 2023, we had an accumulated deficit of $344.4 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(46,300)	$(33,134)
Net cash used in investing activities	(3,737)	(4,418)
Net cash provided by financing activities	44,421	72,467
Net (decrease) increase in cash and cash equivalents	(5,616)	34,915

Cash Used in Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $46.3 million, which consisted of a net loss of $56.8 million, adjusted by non-cash charges of $4.2 million and cash provided due to changes in our operating assets and liabilities of $6.3 million. The non-cash charges consisted primarily of depreciation and amortization expense of $2.3 million and stock-based compensation of $1.9 million. The change in our operating assets and liabilities was primarily due to a decrease in accounts receivable of $5.8 million, primarily resulting from the collection of a $5.0 million milestone payment and cost reimbursements from Gilead, an increase in accounts payable of $4.1 million, a decrease in prepaid expenses and other current assets of $3.5 million, an increase in accrued expenses and other current liabilities of $2.1 million, and an increase in other non-current liabilities of $0.2 million, partially offset by an increase in receivable research incentives of $7.2 million, a decrease in deferred revenues of $1.2 million, a decrease in operating lease liabilities of $0.8 million, and an increase in other non-current assets of $0.2 million.

During the nine months ended September 30, 2022, cash used in operating activities was $33.1 million, which consisted of a net loss of $52.6 million, adjusted by non-cash charges of $6.7 million and cash provided due to changes in our operating assets and liabilities of $12.7 million. The non-cash charges consisted primarily of stock-based compensation of $4.0 million and depreciation and amortization expense of $2.7 million. The change in our operating assets and liabilities was primarily due an increase in deferred revenues of $10.3 million, resulting from the receipt of the $15.0 million program initiation payment from Gilead, a decrease in accounts receivable of $5.4 million, primarily resulting from the collection of cost reimbursements from Gilead, a decrease in prepaid expenses and other current assets of $1.7 million, an increase in accounts payable of $1.6 million, an increase in other non-current liabilities of $0.3 million, and a decrease in other non-current assets of $0.3 million, partially offset by an increase in receivable research incentives of $5.4 million, a decrease in operating lease liabilities of $1.2 million, and a decrease in accrued expenses and other current liabilities of $0.3 million.

Cash Used in Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities was $3.7 million. The decrease of $0.7 million compared to the nine months ended September 30, 2022 resulted from lower capital expenditures in connection with our GMP manufacturing facility project and lower expenditures for purchase of equipment.

During the nine months ended September 30, 2022, cash used in investing activities was $4.4 million and resulted primarily from capital expenditures in connection with our GMP manufacturing facility project as well as expenditures for laboratory and office space extension and purchase of equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was $44.4 million and consisted mainly of net proceeds of $46.3 million from our follow-on public offering in June 2023, partially offset by principal repayments of loans of $1.8 million.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of September 30, 2023 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. Assets and liabilities of Hookipa Biotech GmbH are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the condensed consolidated Statements of Operations and Comprehensive Loss as incurred.

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $108.1 million as of September 30, 2023, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

In April 2021, a third party opposed European Patent No. 3218504 (the “EP ’504 Patent”) which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidates HB-201 and HB-202. In a decision that has become final, the Opposition Division of the European Patent Office (“EPO”) dismissed the opposition, and maintained the patent as granted.

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

None.

Item 3.      Defaults upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 23, 2019 (File No. 001-38869) and incorporated herein by reference)

10.1*#	Consultancy Service Agreement between Hookipa Biotech GmbH and Malte Peters, effective September 15, 2023

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

HOOKIPA Pharma Inc.

Date: November 9, 2023	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial and Accounting Officer)