Form 10-K
period 2023-12-31
HOOKIPA Pharma Inc.
filed 2024-03-22
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38869

HOOKIPA PHARMA INC.

(Exact name of registrant as specified in its charter)

Delaware	81-5395687
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue, 72nd Floor, Suite 7240 New York, New York	10118
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: +43 1 890 63 60

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	HOOK	The Nasdaq Capital Market

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2023 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $71.7 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of March 15, 2024 was 96,550,590 shares and 2,399,517 shares of Class A common stock outstanding, each $0.0001 par value per share.

Documents Incorporated by Reference

If the Registrant’s Definitive Proxy Statement relating to the 2024 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

Auditor Firm Id:	1259	Auditor Name:	PwC Wirtschaftsprüfung GmbH	Auditor Location:	Vienna, Austria

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Business” in Part I Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological Licensing Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Commission or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	the potential benefits of and our ability to maintain our collaboration with Gilead Sciences, Inc. and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our non-replicating and replicating technologies and the product candidates based on these technologies, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	regulatory developments in the United States and foreign countries;
●	the effects of the recent coronavirus pandemic or other emerging global health threats on business and operations;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

●	the accuracy of our estimates of our annual total addressable market, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends; and
●	our ability to comply with Nasdaq listing rules and our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risk factors include, but are not limited to the following:

●	We are a clinical-stage biopharmaceutical company with no approved products and a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

●	We will require substantial additional financing and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.
●	If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”), the European Commission, and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products and services, limit their use or adoption, and otherwise negatively affect our operating results and business.
●	Our product candidates are based on a novel approach to the treatment of cancer and infectious diseases, which makes it difficult to predict the time and cost of product candidate development.
●	Our product candidates may cause serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential or result in significant negative consequence.
●	We are fully dependent on our collaboration with Gilead Sciences, Inc. (“Gilead”) for the development of our hepatitis B virus program, rely on funding from Gilead for development of our human immunodeficiency virus program, and may depend on Gilead or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	Our rights to develop and commercialize our product candidates are subject, in part, to the terms and conditions of licenses granted to us by others, and, if we fail to comply with our obligations under these arrangements or resolve related disputes, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.
●	If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.
●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

PART I

Item 1.  Business

Overview

We are a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics based on our proprietary arenavirus platform that is designed to target and amplify T cell and immune responses to fight diseases. Our replicating and non-replicating technologies are engineered to induce robust and durable antigen-specific CD8+ T cell responses and pathogen-neutralizing antibodies. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by inducing CD8+ T cell response levels previously not achieved by other immune therapy approaches.

We are building a proprietary immuno-oncology pipeline utilizing our replicating technology. Our oncology portfolio targets oncoviral cancer antigens and next-generation antigens and includes two primary programs in development: HB-200 and HB-700. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive (“HPV16+”) head and neck cancers in a Phase 1/2 clinical trial. HB-700 is in preclinical development for the treatment of KRAS mutated cancers, including lung, colorectal and pancreatic cancers. We also have a third oncology program, HB-300, targeting self-antigens for the treatment of prostate cancer, which the Company paused further development in January 2024, to conserve capital and ensure pipeline success and operational efficiency.

Our strategic priority is the development of our oncology portfolio, most importantly the advancement of our HB-200 program, and we expect to initiate a randomized Phase 2/3 trial in 2024. Additionally, we are developing infectious disease therapies in partnership with other companies. Our Hepatitis B (“HBV”) program, HB-400, and our Human Immunodeficiency Virus (“HIV”) program, HB-500, are being developed in a partnership with Gilead.

2023 Highlights

In 2023, we executed on several key areas across our pipeline. The highlights include:

Oncology:

●	HB-200 in combination with pembrolizumab: We presented positive preliminary Phase 2 data in patients with recurrent/metastatic HPV16+ head and neck cancers in the first line setting in May 2023 and additional patient data in October 2023 at the European Society for Medical Oncology (“ESMO”) Congress 2023.
o	Data showed 42% objective response rate for 19 evaluable checkpoint inhibitor (“CPI”)-naïve patients. These data represent a doubling of the historical response rate (19 percent) reported for pembrolizumab alone.
o	We are preparing to start a randomized Phase 2/3 trial of HB-200 in combination with pembrolizumab in the 1st-line setting for patients with R/M HPV16+ head and neck cancers.
●	HB-700: We continued Investigational New Drug (“IND”) application-enabling activities and we are on track to submit an IND in the second quarter of 2024.
●	HB-300: We enrolled the first two dose escalation cohorts in the Phase 1/2 study. The Study Safety Committee deemed that HB-300 was generally safe and well-tolerated in both dose escalation cohorts. However, we paused further development of this program in January 2024 to refocus our capital resources on the advancement of our HB-200 program and Gilead-partnered infectious disease programs.

Infectious Disease: Gilead-Partnered Programs

●	HB-400: In August 2023, the Journal of Infectious Disease published peer-reviewed preclinical data on HB-400. The data showed that HB-400 induced robust, HBV-specific T cell and antibody responses in non-human primates and cleared detectable serum HBV antigens in a mouse model for chronic HBV infection, with near elimination of detectable HBV antigen positive hepatocytes in the liver.
●	HB-500: In November 2023, we announced FDA clearance of our IND application for HB-500 for the treatment of HIV. Additionally, Nature Partner Journals published peer-reviewed preclinical data for the program in November 2023. The data showed that HB-500 was well tolerated and generated robust, high-quality and durable immune responses (antigen-specific T cells and antibodies) in non-human primates, and that arenaviral therapeutic vaccination significantly reduced SIV viral load and clinical illness in those animals compared to placebo.

Financial Highlights:

●	In January 2023, we received a $5.0 million milestone payment under our HB-400 collaboration agreement with Gilead. The success-based milestone payment reflected our completion and delivery of a regulatory support package for Gilead’s Phase 1 clinical trial.
●	In February 2023, we received a $10.0 million milestone payment under our HB-700 collaboration agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively referred to as “Roche”). The success-based milestone payment reflected the start of the HB-700 manufacturing process to support a Phase 1 clinical trial.
●	In June 2023, we completed a $50.0 million public offering of common stock and non-voting convertible preferred stock. The financing was completed in parallel with the initial Phase 2 data release for HB-200.
●	In December 2023, we issued 15 million shares of common stock for approximately $21.25 million, at a price of $1.4167 per share, to Gilead under a stock purchase agreement with Gilead (as amended to date, the “Stock Purchase Agreement”). We have the right, subject to certain terms and conditions, to sell an additional approximately $8.75 million of common stock to Gilead as pro-rata participation in potential future equity raises.

Significant Recent Events

On January 29, 2024, we provided an update on our business priorities and oncology partnership programs. We announced that we will focus our resources in two strategic areas: (1) the clinical development of a randomized trial for our HB-200 program in HPV16+ head and neck squamous cell carcinoma (“HNSCC”) and (2) our two Gilead-partnered infectious disease cure programs for HBV and HIV. As part of our strategic refocus, which we announced in January 2024, we have paused development activities related to HB-300 and most of our preclinical research activities.

We also announced in January 2024 that we received notification from Roche of their decision to terminate the collaboration and licensing agreement for our HB-700 program in KRAS mutated cancers. We have met all go-forward criteria under the agreement and remain eligible for a final milestone payment associated with an IND submission. Effective April 25, 2024, we will regain full control of the associated intellectual property portfolio and have full collaboration and licensing rights for this program.

Additionally, we announced a reduction in our workforce by approximately 30% and rebalance in our cost structure in alignment with the reprioritization of our programs, and both are expected to be implemented and substantially completed by the end of the first quarter of 2024. As of December 31, 2023, we had $117.5 million in cash, cash equivalents and restricted cash, and we believe that the planned reductions will help conserve resources and better align our organization in direct support of late-stage clinical development efforts.

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

Our Pipeline

We are leveraging our modular arenavirus platform to develop the following product candidates for multiple cancers and infectious diseases:

Platform

Our differentiated platform is based on engineered arenaviruses that are designed to activate the natural immune defense mechanism to trigger potent and target-specific T cell and B cell immunity. Arenaviruses have been used for decades as a preclinical tool to study CD8+ T cell responses. Our co-founder, Rolf Zinkernagel, was awarded a Nobel Prize in Physiology or Medicine for his arenavirus-based work on how CD8+ T cells recognize virus-infected cells. We believe that arenaviruses have several key advantages that give them the characteristics of an optimal immunotherapy, including:

●	ability to induce a robust CD8+ T cell response by directly targeting and activating antigen-presenting cells (“APCs”), such as dendritic cells, which are the most efficient antigen presenting cells of the body;
●	ability to induce a robust antibody response to disease-specific target antigens;
●	reduced neutralization of vector specific antibodies, which facilitates potential for repeat administration;
●	do not require an adjuvant to stimulate the immune system; and
●	have been observed to be well-tolerated in our preclinical studies and clinical trials.

We believe we are the first to reengineer arenaviruses for therapeutic purposes. Our systemic and reproduceable approach features two technologies capable of delivering disease-specific antigens for the prevention and treatment of disease. Our non-replicating technology is designed to induce a strong immune response for prophylactic and therapeutic use against infectious disease. Our replicating technology is engineered to produce an even more powerful immune response, which we are currently exploring in oncology indications. In preclinical studies, our replicating technology was able to reprogram the immune system such that more than half of the body’s CD8+ T cells focused on a specific cancer self-antigen target without observed serious adverse events. We observed the ability of HB-200 monotherapy to induce robust, high-quality and durable antigen-specific CD8+ T cell responses in our HB-200 clinical trial in human patients. We have designed our platform to be modular in nature to allow substitution of antigens to target a broad range of infectious diseases and cancers. We have a robust intellectual property portfolio for our suite of arenaviruses with exclusive rights in issued patents and patent applications related to our non-replicating technology and exclusive and joint rights in issued patents and patent applications for our replicating technology. We believe the breadth and depth of our intellectual property portfolio is a strategic asset that has the potential to provide us with a significant competitive advantage.

We believe that our arenavirus platform approach gives us a unique and powerful way to tap into the biology of the immune system and reprogram it by instructing APCs, such as dendritic cells, to express antigens that direct the immune system to the desired targets. Our product candidates are designed to deliver full length proteins to activate T cells and B cells to produce a robust immune response through natural means, avoiding the use of artificial ex vivo constructs such as CAR-T cells and related approaches that bypass the immune system’s normal control mechanisms. Although these latter approaches have shown clinical activity, they have the potential to cause life threatening side effects, including cytokine release syndrome. In addition, we believe that our immunotherapy approach is simpler, more straightforward and cost effective to manufacture and administer than CAR-T cells or other patient derived cellular approaches.

Background

The immune system is designed to protect the human body from infections and cancers. Infections can be generally defined as the proliferation of foreign microorganisms such as bacteria, viruses, and parasites in a patient’s body resulting in clinical manifestations of disease. Cancer can be generally defined as the uncontrolled proliferation of native cells resulting in disease. In both cases, the immune system recognizes and destroys microorganisms, infected cells and cancers by targeting specific proteins, or antigens, as well as their immunogenic sub parts, which are referred to as epitopes.

The innate immune system is the body’s first line of defense and enables a rapid, short-lived and nonspecific response. In contrast, the adaptive immune system utilizes highly specialized immune cells called lymphocytes that have been selected to recognize specific foreign antigens. Although it takes longer to mobilize, the adaptive immune system is capable of providing long term, more effective immunity against specific pathogens by being able to recall prior antigen exposure and mounting a very powerful and specific response.

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

Our Technology Platform

Our proprietary platform is based on engineering arenaviruses to carry and deliver virus-specific or tumor-specific genes to APCs, such as dendritic cells, which are natural activators of CD8+ T cells. Arenaviruses have been used for decades to stimulate potent CD8+ T cells responses in preclinical research. Our co-founder, Rolf Zinkernagel, was awarded a Nobel Prize in Physiology or Medicine for his arenavirus-based work on how CD8+ T cells recognize virus infected cells.

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

Our non-replicating and replicating technologies utilize both a Lymphocytic Choriomeningitis Virus (“LCMV”) and a Pichinde Virus (“PICV”), two species of arenaviruses, as a backbone of the product candidates we are developing. LCMV is principally carried and secreted by wild mice, with human infection being secondary to such exposure and uncommon. Approximately 2% to 5% of individuals in industrialized countries have circulating antibodies against LCMV, which indicates prior exposure in these individuals. Individuals infected with LCMV typically remain asymptomatic or may present with a nonspecific and self-resolving flu-like illness. PICV is principally carried and secreted by Colombian rice rats (oryzomys albigularis) and is a nonpathogenic virus that does not cause disease in humans.

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

Replicating Technology Overview

Our proprietary replicating technology was designed to provide the beneficial properties of our non-replicating technology but to induce an even more robust immune response. Unlike naturally occurring arenaviruses which have two genomic segments, our replicating constructs were engineered to have three segments to allow for the introduction of genomic space in which to insert additional target antigens of choice. As a result of the larger genome, the virus’ ability to replicate is reduced (attenuated).

Advantages of our Replicating Technology

Based on our preclinical data, we believe our replicating technology shows all the benefits of the non-replicating technology and the following additional benefits:

Quantitatively: Even More Robust CD8+ T Cell Response. In animal studies, our replicating technology has shown to induce a CD8+ T cell response that directs more than 50% of a body’s T cells, which is approximately ten times greater than the response induced by our non-replicating technology, to focus on a single target of choice. Similar data have been demonstrated in our Phase 1/2 clinical study of HB-200. We believe our technology results in an immunotherapeutic approach with potential for greater potency than existing therapeutic treatments.

Qualitatively: Immunological Memory and Protection Against Challenge. Our replicating technology has shown the ability to trigger a long term CD8+ T cell response. Furthermore, in various animal models replicating immunization resulted in complete tumor remission after a single treatment and protection against a cancer re-challenge months after primary treatment.

The additional benefits noted above are attributable to our technology’s ability to replicate. This allows it to infect not only APCs, such as dendritic cells, but also lymphoid stromal cells, which are immune support cells found in lymph nodes and the spleen. Infection of lymphoid stromal cells results in the release of a signaling protein which further drives the proliferation and differentiation of CD8+ T cells. This mechanism has the potential to generate ten fold more antigen specific CD8+ T cells as compared to viral delivery systems that are unable to trigger this pathway. Furthermore, we believe our replicating technologies may also be synergistic with other approved immuno-oncology agents and currently are conducting a clinical trial of our replicating technology in combination with checkpoint inhibitors.

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

HB-200 Program for the Treatment of HPV16+ Cancers

The HB-200 program is our first program in oncology and the first clinical exploration of our replicating arenaviral vector-based technology. The HB-200 program is composed of potential therapeutic agents for people with cancers caused by the Human Papillomavirus (“HPV”), specifically HPV16+.

All of our current product candidates are alternating, dual-vector arenaviral immunotherapies. HB-200 is a targeted dual vector arenaviral-based immunotherapy that uses alternating sequential injections of a LCMV vector and a PICV vector, both expressing the E7E6 fusion protein specific to HPV16+ cells. The two components of our HB-200 program are referred to as HB-201 (LCMV) and HB-202 (PICV).

HPV-Positive Cancers

HPV is estimated to cause about 5% of cancers worldwide, including approximately 99% of cervical cancers, up to 60% of HNSCC, 70% of vaginal cancers and 88% of anal cancers. While most infections with HPV are cleared from the body with no lasting consequences, in some cases, HPV DNA becomes integrated into chromosomal DNA. When host cells take up this DNA, they express the HPV E6 and E7 proteins. The expression of these proteins can lead to alterations in cell cycle control, which in turn predisposes these cells to become cancerous.

HPV infection is linked to several cancer types, including HNSCC which is now the 8th most common cancer affecting men in the United States (Siegel et al. 2023). The high incidence rate of HNSCC is largely due to a rising epidemic of oropharyngeal squamous cell carcinoma (“OPSCC”) associated with HPV (Price & Cohen 2012). The median overall survival (“OS”) for R/M HNSCC remains less than 15 months despite modern chemotherapy, targeted agents, and recent immunotherapy. The high-risk genotype HPV 16 accounts for 88% of HPV+ OPSCC cases in the United States (Chaturvedi et al. 2011) and for more than 50% of HPV+ cases found in other head and neck anatomical locations (Abogunrin et al. 2014; Vokes et al. 2015). In 2023, an estimated 54,540 new cases of head and neck cancers were diagnosed in the United States alone, with anticipated deaths estimated at 11,580 (Siegel et al. 2023).

While there is no T cell therapy approved for HNSCC, retrospective analyses have shown that patients’ outcomes are improved for those with high levels of CD8+ T cells in tumors as compared to patients with low levels. In many cases, the survival rate of patients with higher levels is more than double that of patients with lower levels of CD8+ T cells.

Our Solution: HB-200 Program

HB-200 alternates the administration of both HB-201 (LCMV) and HB-202 (PICV) attenuated viral vectors, which on their own are replicating-based therapeutics expressing a non-oncogenic, but highly antigenic, E7E6 fusion protein from HPV16. We have observed strong immunogenicity and robust antitumor activity in mouse models for LCMV alone as well as for the sequential administration of LCMV and PICV.

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

HB-200 Clinical Trial

HB-200 is being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of HPV16+ cancers.

This trial is currently enrolling participants in Phase 2, evaluating HB-200 therapy in combination with pembrolizumab in the first line setting of HPV16+ PD-L1+ oropharynx cancer.

Previously, the trial has, in multiple arms, explored several dose levels and administration regimens across multiple HPV16+ cancer indications. The Company has published interim data readouts at key scientific conferences dating back to 2021. Interim data readouts from 2021 to 2022 have shaped further the study design and protocol.

Most recently, there has been data published on two key components of the trial:

●	Phase 1 evaluation of HB-200 as a monotherapy in second or later-line R/M setting of HPV16+ cancers and
●	Phase 2 evaluation of HB-200 in combination with pembrolizumab in the first line R/M setting of HPV16+ OPSCC.

Clinical Results: HB-200 Monotherapy in Second or Later-Line Setting

In November 2023, we presented updated Phase 1 monotherapy data for HB-200 in the second or later-line R/M setting of HPV16+ cancer at the Society for Immunotherapy of Cancer annual congress (Abstract #679).

As of March 31, 2023, in the Phase 1 portion of the study, 93 patients with any HPV16+ cancer (72 HNSCC and 21 non-HNSCC) were enrolled to receive HB-200 therapy (LCMV 1-vector therapy or PICV/LCMV alternating 2-vector therapy). Patients were heavily pretreated with a median of three prior anticancer systemic therapies (range 1-11). The recommended phase 2 dose (“RP2D”) and regimen for HB-200 monotherapy was previously determined to be alternating 2-vector therapy IV at dose level 3 (PICV 1×107 RCV FFU, LCMV 5×107 RCV FFU). The reported efficacy and clinical biomarker data focused on the 41 patients with HPV16+ HNSCC treated with HB-200 alternating 2-vector therapy, especially 29 patients with HPV16+ HNSCC treated with HB-200 alternating 2-vector therapy at the RP2D (DL3) or one dose lower than the RP2D (RP2D-1, DL2).

Safety and Tolerability

Across all patients treated, the safety profile with HB-200 monotherapy was generally favorable. The majority of reported adverse events (“AEs”) were mild to moderate (Grade 1 or Grade 2) with the most common AEs being flu-like symptoms. Across the 93 patients treated in Phase 1, 11.8% of patients reported grade ≥3 treatment related adverse events (“TRAEs”), 2.2% of patients had treatment discontinuation due to TRAEs, and no treatment-related deaths occurred, as shown below. Safety data were generally comparable to checkpoint inhibitor monotherapy in the later-line HNSCC setting.

Clinical Activity

The intent to treat population (“ITT”) of 29 patients with HPV16+ HNSCC were treated at the RP2D and RP2D-1 of HB-200 alternating 2-vector monotherapy, with 27 patients evaluable with ≥1 tumor efficacy scan. Importantly, HB-200 demonstrated clinical activity and tumor shrinkage as a monotherapy in a very difficult to treat and immune checkpoint resistant patient population that we believe has the potential to be best-in-class. Among the evaluable patient population, the disease control rate was 44% (1 confirmed partial response “PR” and 11 stable disease “SD”), and 33% of patients had tumor shrinkage in the target lesions (Figure 1). Overall survival data is still maturing with a median OS of ~13 months and a median follow-up time of 6.3 months for the 29 patients as of August 7, 2023. Two patients (patient #1 and #2) had paired biopsies available. High levels of circulating E6-E7–specific CD8+ T cells and increased tumor infiltration of CD8+ lymphocytes were seen in these 2 patients, who also demonstrated clinical benefit / disease control (Figures 1-4).

Biomarker and Translational Results

Augmentation of tumor-specific T cells was observed in 100% of patients tested across all 4 dose levels (N = 35 tested out of 41 HNSCC patients receiving HB-200 alternating 2-vector therapy) (Figure 2B):

●	Up to 48% of all CD8+ T cells in blood were specific for the tumor antigen (i.e., HPV16 E6 & E7), with a median specificity of 2.0% (Figure 2A).
●	Figure 2C illustrates one representative patient with HNSCC (Patient #1) from DL3 cohort with tumor-specific CD8+ T cell responses measured by ICS, E6-E7–specific IFN-γ+ CD8+ T cells increasing from 0% at baseline to 10% after 2 doses of HB-200.

Figure 2. HPV16 E6-E7–specific T cell responses in HNSCC patients treated with HB-200 alternating 2-vector therapy.
A. Baseline and peak IFN-γ+ HPV16 E6-E7 T cell response measured by ICS. Peak responses were typically observed post 2 doses of HB-200 (N = 35/41 HNSCC patients receiving HB-200 alternating 2-vector therapy across DL1-4).
B. Box plots are representing IFN-γ+ HPV16 E6-E7 T cell response measured by ICS per DL (N = 35/41). Box and whiskers represent minimum, maximum and median. DL1 = PICV 1×106, LCMV 5×106 RCV FFU; DL2 (RP2D-1) = PICV 1×107, LCMV

5×106 RCV FFU; DL3 (RP2D) = PICV 1×107, LCMV 5×107 RCV FFU; DL4 = PICV 1×108, LCMV 5×106 RCV FFU. Patients from DL2 & DL3 with available PBMC samples are highlighted (N = 26/29)
C. Representative pseudo-color plots (Patient #1) with the frequencies of double-positive IFN-γ+ TNF-α+ cells gated on CD8+ T cells at baseline and post 2 doses of HB-200.

Importantly, HB-200 showcased durability and functionality of tumor-specific CD8+ T cells (N = 35/41 HNSCC patients receiving alternating 2-vector therapy) and infiltration of CD8+ T cells in tumors upon therapy in patients with paired biopsies (N = 13 tested out of 93 patients in Phase 1) (Figure 3):

●	Results showed rapid induction of tumor-specific T cells, sustained for more than 8 months and increasing in polyfunctionality during treatment (Figure 3A).
●	Patients with increased CD8+ T cell influx in tumors during HB-200 treatment tended to show clinical benefit (stable disease vs. progressive disease) (Figure 3B).

Figure 3.
A. Median of circulating E6-E7–specific T cells over time measured by ELISpot (solid line shows median SFU/1 x 106 PBMCs and dashed lines indicate Patient #1 and #2 in the case report in Figure 4). Pie charts below graph show percentage of tumor-specific T cells expressing the indicated number of cytokines/markers (IFN-γ, TNF-a, CD107a, IL-2) measured by ICS in available PBMCs from HNSCC patients undergoing HB-202/HB-201 alternating 2-vector therapy at DL2 & DL3 at the corresponding timepoints (N = 26/29).
B. Percent change in tumor-infiltrating CD8+ T cells pre and post HB-200 treatment in patients with disease control (blue) and progressive disease (red) measured by IF IHC. Mean ± SD. Data shown are all patients with available paired biopsies, which includes patients from all groups explored in the study (N = 13 out of 93 total patients enrolled in Phase 1).

Paired tumor biopsies of two HNSCC patients treated with HB-200 2-vector therapy at DL2 or DL3 were available for analysis (pt #1 & pt #2 Figure 3B):

●	Tumor-specific T cell responses were induced rapidly and remained at high levels throughout therapy in these 2 patients (Figure 3A), both of whom also exhibited clinical benefit (stable disease / disease control) (Figure 4A).
●	In these patients, HB-200 therapy induced high levels of tumor-specific CD8+ T cells in the circulation (Figure 2A and 3A), as well as elevated CD8+ T cell numbers in tumors (Figure 3B & 4C).
●	The patients with disease control exhibited only small increases or modest reductions in ctDNA levels (Figure 4B), with respective best percent change in target lesions -29% (pt #1) and -11% (pt #2) (Figure 1).

Figure 4. Association of T cell response with best overall response

A
Percent Change of Sum of Target Lesion Diameters from Baseline (%)
Time on Treatment (Months)
pt #2
pt #1
B
Percent Change of HPV16 ctDNA from Baseline (%)
pt #1
pt # 2
Time on Treatment (Months)
C
Patient #2
Pre-treatment
Post-treatment
pan-CK+
DAPI
CD8+

Figure 4. Tumor response, HPV16 ctDNA, and TILs in 2 patients with stable disease who received HB-200 alternating 2-vector therapy.
A. Percent change in sum of target lesion diameters from baseline over time in Patient #1 and #2.
B. Percent change in circulating HPV16 DNA from baseline in Patient #1 and #2.
C. TILs in tumor tissue from Patient #2 with best overall response of stable disease. Tissues were analyzed by Multiplex IF IHC Vectra® Polaris™ and HALO® Quantification to determine expression of immune markers (CD8, DAPI, and PanCK).

Clinical Results: HB-200 in Combination with Pembrolizumab in the First Line Setting

In October 2023, we presented updated Phase 2 data for HB-200 in combination with pembrolizumab in the first line setting at the ESMO annual congress (Abstract 2212) for the first 20 patients treated with HB-200 and pembrolizumab in the first-line setting (data cut-off August 7, 2023). The efficacy evaluable data set (≥1 tumor scan post-treatment) consisted of 19 patients, as one patient discontinued prior to tumor scans due to COVID-related death. Baseline characteristics are highlighted in the table below.

Safety and Tolerability

The data showed that HB-200 and pembrolizumab was generally well tolerated among the 20 patients treated. The majority of reported AEs were mild to moderate with the most common AEs being flu-like symptoms. Two patients (10%) reported serious adverse events related to the treatment with HB-200 or pembrolizumab. Only one patient (5%) discontinued due to a treatment-related adverse event of checkpoint inhibitor pneumonitis (related to pembrolizumab). The updated safety data adds to the previously reported safety and tolerability data from patients across all arms of the trial who received HB-200 monotherapy or HB-200 in combination with pembrolizumab. This generally favorable tolerability profile highlights the potential of HB-200 – and arenaviral immunotherapies in general – to be successfully combined with other immunotherapies where tumor antigen-specific T cell induction is of potential benefit.

Presented at ESMO 2023

Clinical Activity

The preliminary data showed a 42% confirmed objective response rate (“ORR”) and disease control rate (“DCR”) of 74% across 19 evaluable patients, doubling the historical 19% ORR for pembrolizumab alone. Best overall response for the evaluable population included one patient with a confirmed complete response, seven patients with confirmed partial responses, and six patients with stable disease. The preliminary data showed sustained disease control in the majority of patients. All efficacy-evaluable patients were alive at the data cutoff (August 7, 2023), and the median follow-up time at DCO was 8.3 months. Median overall survival and progression-free survival data are still maturing.

Biomarker and Translational Results

Importantly, the data showed significant activation of antigen-specific CD8+ T cells, the body’s primary driver of tumor killing activity. Out of 17 patients with available peripheral blood mononuclear cells (“PMBC”) samples, all patients showed an increase of tumor antigen-specific circulating HPV16+ CD8+ T cells. Peak percentage of antigen-specific circulating HPV16+ CD8+ T cells reached up to 31 percent with a median of 3.36%. Max response on treatment vs. before treatment of systemic HPV-16 E7 and E6 specific T cells measured by ELISPOT showed that the median fold-increase for these patients’ total tumor specific T cells was a 451-fold increase over baseline, with the maximal increase of 4,000-fold.

Based on the data generated in our clinical trials, we believe that HB-200, in combination with standard of care pembrolizumab, has the potential to improve treatment outcomes in persons diagnosed with HPV16+ PD-L1+ R/M OPSCC, and has the potential to be used in the first line setting. We believe that success in developing HB-200 into an effective therapy for HPV16+ OPSCC would suggest the potential of HB-200 to be an effective therapy in all HPV16+ cancers, regardless of the cancer’s tissue of origin.

The totality of the data from our clinical trials of HB-200, both as a monotherapy and in combination with pembrolizumab, give us conviction to proceed with a randomized Phase 2/3 trial to evaluate HB-200 in combination with pembrolizumab in the first line setting for patients with HPV16+ OPSCC. We plan to begin the randomized Phase 2/3 trial in 2024.

HB-700 for Targeting Mutated KRAS in Pancreatic, Colorectal and Lung Cancers

Targeting Shared Neoantigens

KRAS is a gene that acts as an on/off switch for cell growth as it is a key regulator of cell proliferation and survival. When there is a mutation, or error, in the gene, cells can grow out of control. KRAS is one of the most frequently mutated proto-oncogenes with respective mutations found in approximately 30% of all human cancers. KRAS mutations are most frequently found in pancreatic cancer (85% to 90%), colorectal cancer (approximately 40%) and lung cancer (approximately 32%). However, the spectrum of mutations mainly target amino acid position 12 (G12D, G12V, G12R, and G12C) and position 13 (G13D), rendering these mutations an attractive target for immunotherapy. We plan to develop our KRAS targeted therapy for patients suffering from pancreatic adenocarcinoma (“PAAD”), colorectal cancer (“CRC”) and lung adenocarcinoma (“LUAD”) and carrying one or more of the five most prevalent G12D, G12V, G12R, and G12C and position 13 G13D mutations. Our arenavirus technology enables us to integrate all five mutations into one single-vector, which allows our product to potentially be a single therapeutic targeting multiple large cancer indications.

An early proof of concept for targeting KRAS mutations via CD8+ T cells was reported by Tran et al in 2016. Tran targeted a KRAS mutation on position 12 (G12D) in a patient with metastatic CRC by tumor infiltrating lymphocyte (“TILs”); Tran demonstrated objective regression of all seven lung metastatic lesions from underlying CRC after the infusion of KRAS G12D-directed tumor infiltrating lymphocytes. More recently, small molecule inhibitors targeting mutated KRAS were developed and have showed promising results in clinical trials. However, those targeted therapies are limited to a single, specific KRAS mutation (KRAS G12C), which is frequently found in LUAD (approximately 50% of the late-stage cancers). However, KRAS G12C is underrepresented in PAAD and CRC when compared to other KRAS mutations such as G12D, G12V, G12R and G13D, which are much more frequently found (greater than 60% and greater than 90% in advanced CRC or PAAD, respectively). Hence, we believe that there is an urgent medical need to develop effective therapies for those patients.

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

Lung cancer is the most common cause of cancer death worldwide, with an estimated 1.6 million deaths annually. Approximately 85% of lung cancer patients suffer from a subgroup called non-small cell lung cancer (“NSCLC”), of which LUAD and lung squamous cell carcinoma are the most common subtypes. LUAD represents approximately 40% of NSCLC and is the most common primary lung cancer diagnosed in the United States. Despite new treatments, the 5-year survival rate is only 12% to 15%.

Our Solution: HB-700 for KRAS Mutated Cancers

HB-700 is based on our replicating arenavirus platform and was designed for treatment of cancers encoding mutated KRAS, especially KRAS-mutated pancreatic, colorectal, and lung cancers. HB-700 is a replicating dual-vector therapy that has been engineered to encode fragments encoding multiple KRAS mutations found in these three cancers, specifically KRAS mutations G12D, G12V, G12R, G12C and G13D. By simultaneously targeting these five most common mutations, we believe HB-700 has the potential to benefit more patients than single mutation inhibitors. Potential coverage of KRAS mutations of important cancer indications by our product candidate HB-700 is illustrated in the following graph:

Similar to our other immuno-oncology candidate therapies, we can deliver HB-700 by simple infusion; HB-700 is designed to target APCs, such as dendritic cells, without the need for cellular isolation or ex vivo processing. Since induction of KRAS mutation-specific CD8+ T cells is the mode of action of this investigational therapy, and administration of alternating LCMV- and PICV-based vectors have been shown to induce unprecedented tumor antigen-specific CD8+ T cell levels in the context of our HB-200 program, we have designed HB-700 to potentially maximize HB-700-induced CD8+ T cell responses by using replicating vectors based on both LCMV and PICV in a sequential dosing regimen.

In October 2022, we announced a strategic collaboration and license agreement with Roche to develop HB-700 for KRAS-mutated cancers. Through the collaboration, we have conducted research and early clinical development for HB-700.

In February 2023, we achieved a $10.0 million milestone payment under our HB-700 collaboration agreement with Roche. The success-based milestone payment reflected the start of the HB-700 manufacturing process to support a Phase 1 clinical trial.

On January 25, 2024, we received written notice from Roche of their decision to terminate the Research Collaboration and License Agreement dated October 18, 2022. Roche’s decision to terminate the Collaboration Agreement was made according to Roche’s right to terminate without cause, acknowledging that we had met all go-forward criteria under the Collaboration Agreement.

The Collaboration Agreement was entered into to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize the Company's pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens.

Pursuant to the terms of the Collaboration Agreement and the Notice, the Collaboration Agreement will be terminated on April 25, 2024. The Company remains eligible for a final milestone payment associated with an IND submission. The Company plans to submit an IND to the FDA in April 2024. Effective April 25, 2024, the Company will regain full control of the associated intellectual property portfolio and will have full collaboration and licensing rights for the HB-700 program, and we are evaluating a potential new partnership to advance HB-700. After the termination of the Collaboration Agreement, and except as disclosed above, there is no other material relationship between the Company and Roche.

HB-300 Program for Prostate Cancer

Targeting Self Antigens

We believe that our viral vectors may be appropriate for any antigen where a T cell response may be therapeutically meaningful. We have shown in multiple preclinical models that replicating product candidates are active in generating robust immune responses to tumor self antigens and that this response results in decreased tumor growth and an increase in survival rates.

Our HB-200 program targets viral antigens associated with tumors induced by HPV16. In these programs, the viral, or non self nature of the antigens, makes them a natural target for an immunotherapy approach. In addition, we are pursuing the development of product candidates based on our arenavirus platform to target self antigens, nonviral antigenic proteins that are highly overexpressed in solid tumors or only minimally expressed in normal cells. Because self antigens are found in certain normal cells as well as tumor cells, the immune system does not typically recognize them as foreign proteins and does not respond to them. This protection of self antigens from immune system attack is known as immune tolerance. The results obtained by earlier generation marketed products such as sipuleucel T, developed as PROVENGE by Dendreon Pharmaceuticals, Inc., have proven that it is possible to overcome immune tolerance and activate the immune system to produce an antitumor response.

Our Solution: HB 300 for Prostate Cancer

We are developing our most advanced self antigen candidate in this area, HB 300, based on our replicating technology in metastatic, hormone resistant prostate cancer. Prostate cancer provides a unique treatment opportunity for immunotherapy because prostate cancer cells express a number of tumor specific antigens that serve as potential targets. HB-300 is an alternating, dual-vector replicating arenaviral immunotherapy which uses LCV and PCV as arenaviral backbones, with each expressing two well-defined antigens of prostate cancer, prostatic acid phosphatase (“PAP”) and prostate specific antigen. Subsequent clinical development may include addition of arenaviral therapeutics expressing a third antigen, prostate specific membrane antigen.

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

Since HB-300 is a replicating-based product candidate, we can deliver it by simple infusion whereby it targets APCs, such as dendritic cells, without the need for cellular isolation or ex vivo processing. We have shown in preclinical experiments and in the HB-200 clinical program that replicating vectors can lead to robust CD8+ T cell responses to the encoded antigens.

PAP Stimulation*
IFN-γ CD8+ [x10⁴]
PSA Stimulation*
IFN-γ CD8+ [x10⁴]
PSMA Stimulation**
IFN-γ CD8+ [x10⁴]
CD45+CD8+ IFN-γ+ T cells [x10⁴] /Spleen
0
10
20
30
40
0
5
10
15
20
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

In July 2022, we announced that the FDA accepted our IND for HB-300 for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”). A Drug Master File was also accepted, which we believe will facilitate reduced cycle time between completion of preclinical studies and clinical entry of our pipeline projects.

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

As of December 31, 2023, we had completed enrollment of the Phase 1 dose escalation cohorts. The Study Safety Committee deemed that HB-300 was generally safe and well-tolerated in both dose escalation cohorts. Initial analysis of target antigen-specific T cell responses – using direct ELISPOT without pre-expansion of T cells – in ten patients between dose level 1 (N=5) and dose level 2 (N=5) indicated a 15- to 26-fold increase of target antigen specific T cells in 30% of patients (3/10).

In line with our previously announced strategy to prioritize the development of HB 200, we have terminated the Phase 1/2 study of HB-300 and will utilize the associated capital and resources for the advancement of our HB-200 program. We will not proceed to the Phase 2 dose expansion component of this study, but we will keep the IND open to allow the potential for further development of this program in the future.

Next Generation Product Candidates

A critical advantage of our technology is that it is designed to deliver full length proteins directly to APCs, such as dendritic cells, for endogenous expression and direct presentation to CD8+ T cells. Having APCs, such as dendritic cells, express full-length proteins and present all fragments (epitopes) overcomes the major difficulty of attempting to predict which part of the protein, or epitope, will be presented by the patient’s individual major histocompatibility complex (“MHC”) class I alleles. This presentation is important in immunotherapy because T cells will only recognize and respond to the antigen when it is bound to the individual’s MHC class I molecules, of which several hundred different versions exist in the population. While this approach overcomes the major issue faced by neoepitope-based personalized antigen approaches, it also has limitations in that the repertoire of known tumor-associated proteins that could be used for targets is limited. The best example of full-length proteins that are, to a degree, cancer-specific and immunogenic include the cancer testis antigens, examples of which include NYESO1, MAGE and CAGE. These cancer testis antigens have been known for decades, and many of them are currently being pursued by other companies. For many tumor types the cancer testis type of antigens remains unknown. Furthermore, most of the known tumor associated antigens are not commonly expressed or are not sufficiently specific to tumor tissue, making them suboptimal targets for clinical development.

Infectious Disease Pipeline Highlights

While our strategic priority is the development of our oncology portfolio, we believe that our platform is also uniquely positioned to provide value from the prophylactic and therapeutic use against infectious diseases. We plan to continue developing infectious disease therapies in partnership with other companies.

Our collaboration with Gilead to develop functional cures for chronic HBV and HIV infections has become our main driver of our infectious disease pipeline progress. We entered into our collaboration and licensing agreement (the “Gilead Collaboration Agreement”) with Gilead in June 2018. To date, we have received $46.2 million in upfront and milestone payments and $42.2 million of cost reimbursements from Gilead. Both programs have completed preclinical research and the HBV program is currently in a Phase 1 clinical trial. The HIV program is being progressed towards entry into a Phase 1 clinical trial.

In January 2023, we announced the achievement of a $5.0 million milestone payment for the completion and delivery of a regulatory support package for Gilead’s Phase 1 clinical trial of the HBV therapeutic vaccine developed under the Gilead Collaboration Agreement. The first participant in the Phase 1 clinical trial being conducted by Gilead was dosed in 2023. The preclinical data on the HBV vaccine as a potential component for a curative regimen were presented at the American Association for the Study of Liver Diseases (“AASLD”) in November 2022 and was selected by AASLD as a “Best of the Liver Meeting” highlight. These data were published in The Journal of Infectious Disease in August of 2023. Gilead is solely responsible for further development and commercialization of the HBV product candidate.

In February 2022, we signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”) which revised the terms only for the HIV program, whereby we took on development responsibilities for the HIV program through a Phase 1b clinical trial and Gilead provides funding through a combination of an initiation payment of $15.0 million, a milestone payment of $5.0 million and equity contributions of up to $35.0 million. In November 2023, we announced FDA clearance of our IND application for the treatment of HIV. Additionally, Nature Partner Journals published peer-reviewed preclinical data for the program. Data show that HB-500 was well tolerated and generated robust, high-quality and durable immune responses (antigen-specific T cells and antibodies) in non-human primates, and arenaviral therapeutic vaccination significantly reduced SIV viral load and clinical illness in those animals compared to placebo.

As of December 31, 2023, we received approximately $26.25 million from Gilead’s purchases of our common stock under the Stock Purchase Agreement with Gilead entered into in connection with the Restated Gilead Collaboration Agreement. We have the right, subject to certain terms and conditions, to sell an additional approximately $8.75 million of common stock to Gilead as pro-rata participation in potential future equity raises. Gilead retains an exclusive right (the “Option”) to take back the rights for the HIV program, including further research, development and commercialization. If Gilead elects to exercise the Option, we will be entitled to a $10.0 million program completion fee.

Infectious Disease: In Collaboration with Gilead

HB-400 for the Treatment of HBV

HB-400 Preclinical Data Package for Hepatitis B Virus Cure Program

In collaboration with Gilead Sciences, Inc. a HBV-specific immunotherapy consisting of 2 non-replicating arenavirus vectors derived from PICV (HB-402) and 2 non-replicating arenavirus vectors derived from LCMV (HB-401) was developed. The immunotherapy is intended to utilize the patient`s own immune system to induce a strong cellular and antibody response against HBV.

Arenavirus vectors were constructed to encode three different HBV antigens: HBV Core, Pol (an inactivated version of the HBV polymerase) and HBV surface antigen (“HBsAg”). In a preclinical study, conducted in nonhuman primates (“NHPs”), animals were immunized with HB-402 and HB-401 in an alternating, sequential manner, which resulted in a robust cellular immune response with HBV-specific CD8+ T-cell responses against all 3 encoded HBV antigens, and induction of high titers of anti-HBsAg antibodies (Figure 1).

Figure 1: PICV-LCMV vaccination produces robust antibody and T cell responses in non-human primates. (A) Anti-HBsAg responses induced by monthly dosing with alternating HB-402/GS-2829 and HB-401/GS-6779. Vector dosing timepoints are indicated by red (LCMV vector) or green (PICV vector) arrowheads. (B) Peak anti-HBsAg responses in individual animals. (C) Total HBV-specific ELISpot response kinetics. (D) Peak total HBV-specific T cell responses in individual animals.

In vivo efficacy of HB-402 and HB-401 was tested in mice transduced with varying amounts of AAV-HBV vector (high: 2x109 viral genomes AAV-HBV; low: 5x108 viral genomes AAV-HBV) to establish HBV persistence (chronic HBV animal model). It was found that, in mice with low serum HBV surface antigen (HBsAg) levels HB-402/HB-401 vaccination cleared detectable HBsAg in 6 of 8 mice and reduced antigens to just above the limit of detection in the remaining two animals (Figure 2, left panel). HBsAg loss was accompanied by near elimination of detectable HBV+ hepatocytes in liver of those mice (Figure 2, right panel) and significant increases in HBV-specific cellular immune responses in splenocytes.

Figure 2: Vaccine efficacy in the AAV-HBV mouse model. C57BL/6 mice were transduced with 5x108 or 2x109 viral genomes (vg) of AAV-HBV on day -35. HB-402/GS-2829 and HB-401/GS-6779 or vehicle control immunization were administered every 2 weeks starting on Day 0 (arrows). (Left panel) Plasma HBsAg levels over time. (Right panel) HBV core+ cells in liver immunohistochemistry at day 84. **p < 0.01.

(Figures from: Schmidt et al., Alternating arenavirus vector immunization generates robust polyfunctional genotype cross-reactive HBV-specific CD8 T cell responses and high anti-hbs titers. The Journal of Infectious Diseases, jiad340, https://doi.org/10.1093/infdis/jiad340).

HB-400 Clinical Development

We believe that the results of the preclinical studies, and the association of strong CD8+ T-cell responses and anti-HBsAg antibodies with immune clearance and long-term control of chronic hepatitis B virus (“CHBV”) (Boni 2012, Hoogeveen 2022, Yip 2018), provide a strong rationale for clinical development of HB-400.

A phase 1a/1b study (GS-US-642-5670 / NCT05770895) is underway and is designed to evaluate the safety and immunogenicity of HB-402 and HB-401 healthy volunteers and participants with CHB. Gilead Sciences initiated screening in the first quarter of 2023. Enrollment continues as the date of this report.

HB-500 for the Treatment of HIV

HB-500 Preclinical Data Package for HIV Cure Program

In collaboration with Gilead Sciences, Inc. a preclinical study in a NHP model of HIV infection was conducted. The model uses Simian Immunodeficiency Virus (“SIV”) as a surrogate virus for HIV. The study shows that immunization of monkeys with replicating arenavirus vaccine vectors encoding SIV antigens (i.e., SIV Gag, Env, and Pol) is safe, immunogenic, and efficacious. The immunization induced a robust immune response, composed of SIV-specific T-cell responses and SIV Env-binding antibodies, which resulted in a reduction of SIV viral load and clinical illness in monkeys after subsequent SIV challenge.

In this study, 24 monkeys were immunized with an alternating, heterologous prime/boost of PICV and LCMV based vectors, encoding the respective SIV antigens. Eight monkeys were treated with a placebo and served as control group (Figure 1). Four weeks after the last vaccination, the monkeys were challenged with a high dose of SIV.

Figure 1: Schematic of the preclinical monkey study

The vaccine induced cellular response was determined by IFNγ ELISpot, an assay which allows to measure T-cells and other immune cells, which respond to a specific antigen (in this case SIV vaccine antigen) by releasing IFNγ. It was found that after vaccination, animals developed robust SIV Gag-, Env-, and Pol-specific cellular responses (median 44-fold increase after each vaccine boost) compared with pre-vaccination (Figure 2).

Figure 2: Total SIV-specific IFN-γ response measured in peripheral blood mononuclear cells (PBMCs) over weeks 0–32 of the study; circles on the x-axis indicate the day of vaccination with PICV (closed circles) and LCMV (open circles) with median responses represented by horizontal black lines.
***p < 0.0001
(a p value of 0.05 or less represents statistical significance, meaning that there is a less than 1-in-20 likelihood that the observed results occurred by chance. A p value of 0.01 or less means that there is a less than 1-in-100 likelihood that the observed results occurred by chance).

Four weeks after the last vaccination, animals (24 monkeys in the treatment group and 7 monkeys in the Placebo group) were challenged with a high dose of SIV. Over the course of 40 weeks, SIV viral load in blood as well as signs for clinical illness of the animals was monitored (Figure 3).

Animals which were vaccinated with arenavirus vectors had significant reductions in median SIV viral load (1.45-log10 copies/mL) after SIV challenge compared with placebo (Figure 3, left panel). In addition, clinical illness after SIV infection (which is characterized by a decrease in CD4 T cell counts and body weight, non-resolving diarrhea, anemia, mild edema, loss of appetite, jaundice, lymph node swelling along with an increase in viral load) was monitored for 40 weeks after infection. It was found that vaccination resulted in significant reduction in SIV-induced clinical illness versus the placebo group at 40 weeks after challenge (Figure 3, right panel). Only 2 out of 24 monkeys in the vaccination group showed symptoms of clinical illness (app. 8%), whereas 3 out of 7 monkeys in the Placebo group exhibited signs of clinical illness (app. 42%).

Figure 3: SIV viral load after challenge with SIV.
Left panel: Kinetics of SIV viral load over weeks 0–40 after challenge in placebo (closed triangles; n = 7 NHPs) and PICV/LCMV (closed circles; n = 24 NHPs) groups. Data are median ± IQR (interquartile range).
Right panel: Clinical disease progression after SIV challenge.
Correlation of (f) peak breadth of Gag-specific T-cell responses at 2 weeks after the third vaccine dose and
*p < 0.05.

(Figures from: Boopathy et al., Immunogenic arenavirus vector SIV vaccine reduces setpoint viral load in SIV-challenged rhesus monkeys. npj Vaccines (2023) 8:175 ; https://doi.org/10.1038/s41541-023-00768-x).

HB-500 Clinical Development

We believe, the results of this preclinical monkey study support clinical investigation of arenavirus-based vectors as a central component of therapeutic vaccination for HIV cure. We expect to initiate a Phase 1 clinical study of HB-500 in people with HIV in the second quarter of 2024. Under the collaboration agreement with Gilead, we are eligible for a milestone payment upon dosing the first patient in this study.

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

As of February 19, 2024, we are the owner, co-owner or exclusive licensee to 13 issued U.S. patents and 12 pending U.S. patent applications, three pending international Patent Cooperation Treaty (“PCT”) applications, two pending U.S. provisional patent applications, and approximately 200 issued foreign patents and approximately 100 foreign patent applications. These patents and patent applications are related to our technologies concerned with the arenavirus-based immunization systems, non-replicating and replicating, our product candidates and various development programs, which are directed to the use of these immunization systems for the treatment and/or prevention of various infectious diseases or cancer, and certain clinical uses of our current or future product candidates in oncology. The issued patents and pending patent applications contain claims directed to various aspects of our work, including compositions of matter, methods of treatment and prevention, methods of producing certain compositions, and use of our product candidates in combination with certain other therapeutics.

Non-Replicating Technology Portfolio

Our patent portfolio related to our non-replicating technology includes a patent family exclusively licensed to us from the University of Zurich. This patent family includes five patents granted in the United States and patents granted in Europe (validated in Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom), Canada, China, India, Hong Kong, Macao and Japan. This patent family also includes pending applications in the United States, Europe, and Hong Kong. The granted patents and pending applications related to our non-replicating technology are expected to expire no earlier than 2028, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our non-replicating technology is being employed or may be employed in one or more of the product candidates or programs described herein.

Replicating Technology Portfolio

We are the owner or exclusive licensee to proprietary patent positions related to our replicating technology. Our patent portfolio related to our replicating technology includes a patent family exclusively licensed from the University of Geneva. This patent family includes a patent granted in the United States and patents granted in Europe (validated in Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany,

Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), Australia, Canada, Hong Kong, India and Japan. The European patent in this family (European Patent No. 3218504) was opposed by a third party in April 2021. The opposition was dismissed, and the patent was maintained as granted by the European Patent Office (“EPO”) in an oral proceeding on May 9, 2023. This patent family also includes pending applications in the United States, Europe, Australia, Japan, China and Hong Kong. The granted United States patent from the first patent family related to our replicating technology is expected to expire in April 2037 due to patent term adjustment. The granted patents in Europe, Australia, Canada, Hong Kong, India and Japan, and the pending applications are expected to expire in 2035, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The second patent family in our replicating platform portfolio is jointly owned by us and the University of Basel. The rights of the University of Basel under this patent family are exclusively licensed to us. This second patent family includes patents granted in Australia, China, Hong Kong and Japan. This patent family also includes pending applications in various countries, including in the United States, Europe, Eurasia, Hong Kong, Korea, China, Macao, Australia, New Zealand, Mexico, Japan, Brazil, Singapore, India, and Israel. The granted patents and the pending applications are expected to expire in 2037, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our replicating technology is being employed or may be employed in one or more of the product candidates or programs described herein.

Split Vector Technology Portfolio

We are the owner or exclusive licensee to proprietary patent positions related to a novel molecular strategy to vectorize arenavirus genomes, which we refer to as the Split Vector Technology. Our patent portfolio related to the Split Vector Technology includes a patent family exclusively licensed from the University of Basel. This patent family includes pending applications in the United States, Europe, Hong Kong, Canada, Australia, Japan, India and China. The second patent family related to the Split Vector Technology is jointly owned by us and the University of Basel. The rights of the University of Basel under this patent family are exclusively licensed to us. This second patent family includes pending applications in the United States and Europe. The pending applications related to the Split Vector Technology are expected to expire in November 2040 and May 2042, respectively, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The Split Vector technology is currently not employed in any of our clinical stage product candidates or late-stage preclinical programs.

Oncology Technology Portfolio

For the application of our non-replicating and replicating technologies in oncology, we own three patent families, one pending international PCT application and one pending U.S. provisional patent application, relating to potential clinical uses of our product candidates, such as combination treatments and modes of administration. One of the patent families includes a patent granted in the United States and patents granted in Europe (validated in Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), Hong Kong, Australia, China, Macao, India and Japan. This patent family also includes pending applications in the United States, Europe, Canada, Japan, India and Hong Kong. A second patent family includes a patent granted in China and pending applications in the United States, Europe, Australia, Canada, Hong Kong, India and Japan. The third patent family includes pending applications in the United States, Europe, Australia, Canada, China, Hong Kong, India and Japan. The granted patents and pending applications within the three patent families are expected to expire between 2036 and 2038, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Applications claiming priority to the respective PCT application are expected to expire in February 2043, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-200 (HPV16+ Head and Neck Squamous Cell Carcinoma)

HB-201 and HB-202, the two components of our HB-200 product candidate, rely on our replicating technology and, depending on their clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we own two patent families that relate more specifically to our HB-200 product candidate. The first patent family includes two patents granted in the United States and patents granted in Australia, China, Macao, India and Japan with claims directed to compositions of matter. This patent family also includes pending applications in the United States, Europe, Australia, Canada, China, India, Japan and Hong Kong. The second patent family includes pending applications in the United States, Europe, Eurasia, Australia, Brazil, Canada, China, Costa Rica, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Peru, Singapore, South Africa relating to HB-200 treatment regimens. Excluding the replicating and oncology patent portfolios, the granted patents and pending applications specifically related to our HB-200 product candidate are expected to expire in 2036 and 2041, respectively, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-700 (KRAS Mutated Tumors)

Our HB-700 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we currently own one pending international PCT application, one pending application in Taiwan, and one pending application in Argentina that more specifically relate to our HB-700 product candidate. Any patent claiming priority to this pending PCT application specifically related to our HB-700 product candidate is expected to expire in 2042, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-300 (Prostate Cancer)

Our HB-300 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we currently own one patent family that more specifically relates to our HB-300 product candidate. This patent family includes pending applications in the United States, Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. The pending applications specifically related to our HB-300 product candidate are expected to expire in 2042, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-400 (Hepatitis B Virus)

Our HB-400 product candidate, codeveloped with Gilead, is in Phase 1b clinical trial and is being built on our non-replicating technology. In addition to the non-replicating patent portfolio, we own one patent family that relates to the use of our platform technologies for prevention and treatment of HBV. This patent family includes patents granted in the United States, Europe (validated in Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), Australia, China, Hong Kong, Macao, Mexico and Japan. This patent family also includes pending applications in the United States, Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Hong Kong, Korea, Mexico, New Zealand and Singapore. Excluding the non-replicating patent portfolio, the granted patents and pending applications related to the HBV program are expected to expire in 2036, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-500 (HIV)

Our HB-500 product candidate, codeveloped with Gilead, is in preclinical phase and is being built on our replicating technology. In February 2022, we signed an amended and restated collaboration agreement, wherein we assumed development responsibilities through the end of Phase 1b. In November 2023, our investigational new drug application was cleared by the FDA and we anticipate initiating the Phase 1b trial in the first half of 2024. We currently do not own any patents or patent applications that more specifically relate to an HIV program outside of the replicating patent portfolio.

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

Pursuant to the Gilead Collaboration Agreement, we granted Gilead an exclusive, worldwide, royalty bearing license to our knowhow and our owned and in-licensed patent rights (including those patent rights in-licensed from the University of Geneva, the University of Basel, and the University of Zurich) that are necessary or reasonably useful for researching, developing, manufacturing or commercializing products that contain a vaccine that uses our replicating or non-replicating technology platforms for expressing one or more HIV or HBV antigens, which foregoing knowhow and patent rights we refer to as the Licensed Technology (and each such product a Licensed Product), for the purpose of researching, developing, manufacturing and commercializing Licensed Products for uses in the Field.

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

Financial support from Gilead to us includes a $15.0 million non-refundable initiation fee and $35.0 million equity commitment pursuant to the Stock Purchase Agreement. As of December 31, 2023, we received approximately $26.25 million from Gilead’s purchases of our common stock under the terms of this equity commitment. In December 2023, the Stock Purchase Agreement was amended. Under the amended terms we have the right to sell an additional $8.75 million of common stock to Gilead as pro-rata participation with an equity financing (either public or private) at the offer price of the financing. Our option to sell these shares to Gilead expires on December 20, 2025.

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

Financial Terms

Upon execution of the Gilead Collaboration Agreement, Gilead paid us a one-time upfront fee of $10.0 million and through to December 31, 2023, we received $21.2 million in milestone payments for the achievement of pre-clinical research milestones.

Upon execution of the Restated Gilead Collaboration Agreement, we became entitled to a program initiation fee of $15.0 million. In addition, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments for the HBV program. If Gilead exercises the Option, we are eligible for up to a further $167.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million program completion fee payable upon Option exercise, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a Licensed Product, if ever, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV Licensed Product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV Licensed Product, if the Option is exercised. The royalty payments are subject to reduction under specified conditions set forth in the Gilead Collaboration Agreement. In addition, Gilead is obligated to pay us for all out-of-pocket costs incurred by us in connection with the HBV program.

In addition, Gilead is obligated to pay us for all out-of-pocket costs incurred by us in connection with the HBV programs, including CMO related costs, to the extent contemplated under the research plans and research budget. In December 2019, Gilead agreed to expand the reimbursement for our resources allocated to the collaboration.

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

Supply Agreement

In December 2020, we entered into a Clinical Supply Agreement with Gilead. Under the terms of the Clinical Supply Agreement, we provide Gilead with drug product for use in proof-of-concept clinical trials associated with the Licensed Products designated under the Gilead Collaboration Agreement. We receive reimbursement at an agreed cost in accordance with the terms of the Restated Gilead Collaboration Agreement. Clinical supply of a potential Phase 3 clinical trial will be regulated in a separate supply agreement.

Stock Purchase Agreement

In connection with the Restated Gilead Collaboration Agreement, on February 15, 2022, the Effective Date, we entered into the Stock Purchase Agreement with Gilead. Pursuant to, and subject to the terms and conditions of, the Stock Purchase Agreement, Gilead will be required, at our option, to purchase up to $35,000,000 of our common stock, the proceeds of which we intend to use to fund additional research and development activities of our HIV program. On the Effective Date, Gilead purchased an initial amount of 1,666,666 unregistered shares of our common stock in exchange for approximately $5.0 million at a purchase price per share equal to $3.00. On December 20, 2023, the parties amended the terms of the Stock Purchase Agreement and Gilead purchased 15,000,000 shares of our common stock in exchange for approximately $21.25 million in cash at a purchase price per share equal to $1.4167. Pursuant to the terms of the Stock Purchase Agreement, we may require Gilead to purchase the balance of the $8.75 million of common stock as pro-rata participation in potential future equity raises. Our ability to sell shares of our common stock to Gilead are subject to specified limitations, including compliance with Nasdaq Rule 5635(d) and continued compliance with the Nasdaq listing rules. The Stock Purchase Agreement also prohibits Gilead from purchasing shares of our common stock if such purchase would result in Gilead being a beneficial owner of more than 19.9% of the total number of our then-issued and outstanding shares of common stock.

The Stock Purchase Agreement may be terminated: (1) by Gilead (a) any time an Event of Default (as defined in the Stock Purchase Agreement) exists or (b) if we suspend, terminate or otherwise cease to perform our obligations under the HIV Development Plan; (2) automatically if Gilead exercises its Option pursuant to the Restated Gilead Collaboration Agreement; (3) by us for any reason; (4) automatically on the date that we sell and Gilead purchases the full $35.0 million of common stock; or (5) automatically on December 20, 2025.

Pursuant to the terms of the Stock Purchase Agreement, we and Gilead agreed to enter into a registration rights agreement obligating us to file a registration statement on Form S-3 to register for resale any additional purchases of common stock within four months of any additional purchases of common stock by Gilead.

Roche Collaboration Agreement

On October 18, 2022, we entered into the Roche Collaboration Agreement, with Roche, to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an exclusive option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens (collectively UCAs or UCA Program). Pursuant to the Roche Collaboration Agreement, we received a non-refundable upfront payment of $25.0 million and have received $10.0 million in milestone payments for the achievement of a GMP manufacturing milestone.

On January 25, 2024, Roche terminated the Collaboration Agreement without cause, effective as of April 25, 2024. The Company remains eligible for a final milestone payment associated with an IND submission. The Company plans to submit an IND to the FDA prior to the termination effective date and achieve the milestone payment.

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

University of Basel Split License Agreement

In October 2020, we entered into an Exclusive License Agreement with the University of Basel, which was subsequently amended in July 2022 and September 2022, hereinafter referred to as the Basel Split Agreement. Pursuant to the Basel Split Agreement, the University of Basel granted us a worldwide, exclusive license to proprietary patent positions related to a novel molecular strategy to vectorize arenavirus genomes (Split Vector Technology as described in the Intellectual Property Section), the Basel Licensed Split Patent Rights, to make or to have made, to develop or have developed, to use, have used, sell, have sold, market, have marketed, offer for sale, distribute, have distributed, import or have imported products, the manufacture, use, sale, or importation of which would infringe a claim of the Basel Licensed Split Patent Rights, each a Basel Licensed Split Product. Pursuant to the Basel Split Agreement, the University of Basel further granted us a worldwide, exclusive license under the University of Basel’s share in an international PCT application related to certain improvements of the Split Vector Technology, including any patents and patent applications that claim priority thereto, such patents and patent applications are further included in the Basel Licensed Split Patent Rights.

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

National Institutes of Health License Agreement

In September 2013, we entered into a Biological Materials License Agreement with the National Institutes of Health (“NIH”) which was subsequently amended in April 2017, July 2018, January 2021, and May 2021, hereinafter referred to as the NIH Agreement. Pursuant to the NIH Agreement, the NIH granted us a worldwide, nonexclusive license to make, have made, import and use certain cells and cell clones developed at the Vaccine Research Center of the NIH (the “NIH Licensed Products”) to manufacture viral vectors based on our proprietary arenavirus-based vectors.

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

University of Minnesota License Agreement

In October 2022, we entered into a Non-Exclusive License Agreement with the Regents of the University of Minnesota (the “Minnesota Agreement”). Pursuant to the Minnesota Agreement, the University of Minnesota granted us a worldwide, non-exclusive license under the University of Minnesota’s rights in the subject matter of PCT Patent Application No. PCT/US2015/051337 including any patents that claim priority thereto (the “Minnesota Licensed Patent Rights”) to make, have made, sell, have sold, offer to sell, have offered to sell, commercialize, have commercialized, import, have imported, export, have exported, use, have used and otherwise exploit products that are covered by a valid claim of the Minnesota Licensed Patent Rights (and simultaneously covered by a claim of the University of Geneva patent related to our replicating technology which is exclusively licensed to us), (each, a “Minnesota Licensed Product”).

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

Our competitors in the development of product candidates in our lead immunooncology indication of therapies for HPV+ cancers, include, among others, companies such as Cue Biopharma, ISA Pharmaceuticals B.V., Nyode, PDS Biotech, TCR Cure, Transgene and Ultimovacs.

Companies developing technology that competes directly or indirectly with our technology include Abalos GmbH, which is developing mammarenavirus vectors for cancer, and companies developing oncolytic viruses, bispecific antibodies, engineered cell therapies, tumor specific antigens, and other active immunization technologies including, among others, Adaptimmune PLC, BioNTech, CureVac AG, Gritstone Bio, Inc., Merck & Co., Moderna, Novartis, Replimune Group, Inc., Roche and Turnstone Biologics Inc.

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

Manufacturing

We have been establishing robust manufacturing processes, reliable assays and strong supply agreements for all of the components used in our product candidates to support ongoing and planned clinical trials. These include the components for our non-replicating based and replicating based product candidates. For GMP production and testing we rely on qualified CMOs to produce and test our clinical material. Currently we do not own or operate manufacturing facilities beyond laboratory scale non-GMP production. We require that our CMOs produce bulk drug substances and finished drug products in accordance with cGMP, and all other applicable laws and regulations. Although we plan to establish our own manufacturing facility in the future, we may continue to rely on CMOs for parts of the process, like filling and labelling of our products for commercial sale, to reduce supply risks and cost of goods sold. We continue to build and maintain agreements with manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

Although we made the decision to discontinue our current GMP facility project as part of the Reduction Plan announced in January 2024 we plan to ultimately establish our own manufacturing facility in the future.

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

U.S. Biological Product Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations and biologics under the FDCA, the Public Health Service Act (“PHSA”) and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Other U.S. Healthcare Laws

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the Department of Health and Human Services (HHS), the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade

Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (FCA) which may constrain the business or financial arrangements and relationships through which companies sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy regulations by federal and state governments and by governments in foreign jurisdictions can apply to the manufacturing, sales, promotion and other activities of pharmaceutical manufactures. These laws include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA or federal civil monetary penalties;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information, as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
●	the U.S. federal transparency requirements under the Affordable Care Act (ACA) including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products; and
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the EU General Data Protection Regulation (EU GDPR), also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The failure to comply with any of these laws or regulatory requirements may subject companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical company to incur significant legal expenses and divert management’s attention from the operation of the business. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2032, absent additional congressional action. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The effects of the IRA on our business and the healthcare industry in general is not yet known. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

In the United States, there has also been a lot of legislative activity at the state level with respect to privacy regulation. For example, in California, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively the “CCPA”), broadly defines personal information and creates individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "Business" regulated by the scope of the CCPA. Additionally, as of January 1, 2023, the effective date for the CPRA’s amendments to the CCPA, California has a new state agency that is vested with authority to implement and enforce the CCPA. In addition to the CCPA, numerous other U.S. states – including Virginia, Colorado, Connecticut, and Utah – have enacted comprehensive privacy laws that are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including exemptions for clinical trial data and limited obligations for entities regulated by HIPAA. In addition, Congress regularly contemplates passing comprehensive privacy legislation at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate in the future. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The existence of comprehensive privacy laws in different states in the country could make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA issued “Written Request” for such a trial.

European Union Drug Development

In the EU our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory authorities has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014 (CTR), which entered into application on January 31, 2022, repealing and replacing the Clinical Trials Directive 2001/20/EC (CTD). The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

The CTR aims to simplify and streamline the approval of clinical trials in the EU, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each Member State concerned. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Regulation.

European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application, or MAA, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA is issued by the European Commission, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, that is valid throughout the entire territory of the European Economic Area (“EEA”) (which comprises the 27 EU Member States, Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, such as medicines produced by biotechnological processes, products designated as orphan medicinal products, advanced therapy medicines (i.e. gene therapy, somatic cell therapy or tissue engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance indicated for the treatment of other diseases and products not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EEA.

Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who adopts the final decision in relation to a MAA, which is issued within 67 days of receipt of the EMA’s opinion. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

Under the above-described procedures, before granting the MA, the European Commission or the competent authorities of the EU Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Advanced Therapy Medicinal Products in the European Union

Advanced Therapy Medicinal Products (“ATMPs”), include gene therapy products as well as somatic cell therapy products and tissue engineered products. The grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive (EC) No. 2001/83 of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No. 1394/2007 establishes specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA which is required to provide an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Cell-based products must also comply with Directive (EC) No. 2004/23 of the European Parliament and of the Council of March 31, 2004 on setting standards of quality and safety for the donation, procurement, testing, processing, preservation, storage and distribution of human tissues and cells, or the Tissues and Cells Directive, as well as its technical implementing directives. This Directive describes the conditions and quality requirements which must be applied when sourcing the cells intended for manufacturing of the cell-based medicinal product. The EU Member States have transposed the Tissues and Cells Directive into their national laws. However, various interpretations of the Tissue and Cells Directive have occurred and are reflected in individual EU Member States national implementing legislation which have led to diverging approaches.

European Union Pediatric Development

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate (“SPC”) if any is

in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

European Union Data and Market Exclusivities

In the EU, innovative medicinal products qualify for eight years of data exclusivity upon grant of an MA and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EU’s regulatory authorities to be an innovative medicinal product, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

European Union Orphan Designation and Exclusivity

In the EU, medicinal products can be designated as an orphan medicinal product by the European Commission, following the opinion of the EMA’s Committee for Orphan Medicinal Products if the sponsor of a product can establish that: (1) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the marketing of the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if a method exists, the product would be a significant benefit to those affected by that condition.

An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a “similar product” and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The market exclusivity period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the original orphan medicinal product; (ii) the marketing authorization holder of the authorized orphan product consents to a second original orphan medicinal product application; or (iii) the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product. A company may also voluntarily remove a product from the register of orphan products. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Manufacturing Regulation in the EU

In addition to an MA, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. Marketing authorization holders and/or manufacturing and import authorization, or MA holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

If an MA for a medicinal product in the EU is obtained, the holder of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

●	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).
●	All new MAAs must include a risk management plan (“RMP” describing the risk management system that the Company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.
●	In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.
●	Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. In addition, payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization as well as the regulatory authorities of the individual EU Member States. Outside the United States, interactions between pharmaceutical companies and health care professionals including the provision of benefits or advantages to physicians , are also governed by strict laws, such as national anti-bribery laws of European countries such as the Bribery Act 2010 in the UK, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

European Data Collection

The collection and use of personal health data in the EEA is governed by the EU GDPR. The EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The EU GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors.

In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the EU GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but substantially aligned to the European Union’s data protection regime. Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in the Data Protection and Digital Information Bill. The potential misalignment between future UK laws and regulations and EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU/UK personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU GDPR, the EC has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with EU and UK data protection laws. There are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU’s Standard Contractual Clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK Extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework). However, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

Failure to comply with the requirements of the EU GDPR or UK GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the EU GDPR and UK GDPR grant data subjects the right to claim material and non-material damages resulting from infringement of the EU GDPR or UK GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the EU GDPR and UK GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through UK national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

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

Additionally, we, or our collaborators may develop companion diagnostic tests for use with our product candidates. We, or our collaborators, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we may seek for our product candidates. While we have not yet developed any companion diagnostic tests for our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the European Union. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Human Capital Resources

As of February 29, 2024, we had 151 full-time employees and 28 part-time employees. Of our 179 full and part-time employees, 42, or 23.5%, have Ph.D. or M.D. degrees and 140, or 78.2%, are engaged in research and development activities. Pursuant to Austrian law, all of our Austrian employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate History

We were originally incorporated as Hookipa Biotech AG under the laws of Austria in 2011. In February 2017, we reorganized to become a corporation under the laws of the State of Delaware as Hookipa Biotech, Inc., which was a wholly-owned subsidiary of Hookipa Biotech AG. In June 2018, Hookipa Biotech, Inc. changed its name to HOOKIPA Pharma Inc. and acquired all of the shares of Hookipa Biotech AG, now Hookipa Biotech GmbH.

Facilities

Our principal executive offices are located in New York, New York, pursuant to a lease that expires in August 2026. Our European research and preclinical development operations are located in Vienna, Austria, where we lease and occupy approximately 30,681 square feet of office and laboratory space. Our first facility is leased pursuant to two operating leases, comprised of (i) a lease of unlimited duration for approximately 15,239 square feet of office and laboratory space and (ii) a lease set to expire in September 2028 and with no option to extend for approximately 2,367 square feet of storage space. In 2019, we entered into a lease for a second facility located in Vienna, Austria that is set to expire in February 2029, where we occupy approximately 15,440 square feet of office and laboratory space. In May 2021 we signed an agreement to purchase a parcel of land in the north of Vienna and have received building permission to build a GMP manufacturing plant. We have completed the detailed engineering phase, but decided to discontinue the construction project of a GMP manufacturing facility, which was written-off in the year ended December 31, 2023. Furthermore, we decided to divest all assets associated with this project, including, but not limited to the parcel of land. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Legal Proceedings

We were recently a party to a patent proceeding opposing European Patent No. 3218504 (the “EP ’504 Patent”), which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. In a decision that has become final, the Opposition Division of the European Patent Office (“EPO”) dismissed the opposition in an oral proceeding on May 9, 2023, and maintained the patent as granted. We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

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

We are a clinical stage biopharmaceutical company with no approved products and a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. For the years ended December 31, 2022 and 2023, we reported a net loss of $64.9 million and $81.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of $369.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2023, we had $117.5 million in cash, cash equivalents and restricted cash. Based on our research and development plans, we expect that our existing cash and cash equivalents at December 31, 2023, together with the payment we expect to receive prior to the termination of the Roche Collaboration Agreement in April 2024, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our current and future product candidates and programs, and of conducting preclinical studies and clinical trials;
●	the number and development requirements of other product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
●	our ability to achieve efficiencies and expected cost reductions in connection with our recent strategic refocus;
●	the stability, scale and yields of our future manufacturing process as we scaleup production and formulation of our product candidates for later stages of development and commercialization;
●	the timing of, and the costs involved in, obtaining regulatory and marketing approvals and developing our ability to establish sales and marketing capabilities, if any, for our current and future product candidates we develop if clinical trials are successful;
●	the success of our collaborations with Gilead;
●	our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements. For example, in January 2024 Roche notified us of their decision to terminate their collaboration agreement with us;
●	the cost of commercialization activities for our current and future product candidates that we may develop, whether alone or with a collaborator;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing oncology and infectious disease therapies and other adverse market developments.

Other than the Stock Purchase Agreement and our collaboration agreements with Gilead, we do not have any committed external source of funds or other support for our development efforts.

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

If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. For example, in December 2023 we entered into an Amended and Restated Stock Purchase Agreement with Gilead pursuant to which we issued and sold 15,000,000 shares of unregistered common stock to Gilead for approximately $21.25 million, and we may require Gilead to purchase up to approximately $8.75 million of additional share of common stock. In addition, in May 2023 we completed a public offering in which we issued and sold 22,900,768 shares of common stock and 15,268 shares of Series A-2 convertible preferred stock, which are convertible into common stock on a 1,000 to one basis, pursuant to our shelf registration statement on Form S-3 (File No. 333-266104) for net proceeds of $46.3 million. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.

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

All of our product candidates are in early stages of development, including our lead product candidate, HB-200, which is currently in a Phase 1/2 clinical trial, and as such will require extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an IND, or BLA, or comparable foreign applications, for regulatory approval for any of our product candidates or whether any such IND or BLA, or comparable foreign applications, will be accepted for review by the FDA or comparable foreign regulatory authority, or subsequently whether any such IND will go into effect or BLA will be approved upon review, or whether comparable foreign applications will fulfill the related milestones.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, we recently announced a strategic refocus to prioritize clinical development of HB-200 for the treatment of HPV16+ head and neck cancers and Gilead-partnered programs in infectious disease and to pause development activities related to HB-300 and most other preclinical research activities. In connection with this strategic refocus, we implemented an approximately 30% reduction in our workforce and discontinued our GMP manufacturing facility project. In addition, in January 2024 Roche notified us of their decision to terminate the collaboration and licensing agreement for HB-700 in KRAS mutated cancers, despite acknowledging we had met all go-forward criteria under the agreement.

Our ability to generate product revenues, which we do not expect to occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of the product candidates we develop, which may never occur. Before we are able to generate any revenues from product sales, our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts. The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion of preclinical studies and clinical trials;

●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of INDs and comparable foreign applications for our planned clinical trials or future clinical trials;
●	successful enrollment and completion of clinical trials;
●	successful data from our clinical program that support an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
●	scale-up of our manufacturing processes and formulation of our product candidates for later stages of development and commercialization;
●	establishing our own manufacturing capabilities or agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;
●	entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	successfully launching commercial sales of our product candidates, if and when approved;
●	acceptance of the product candidate’s benefits and uses, if and when approved, by patients, the medical community and third-party payors;
●	the prevalence and severity of adverse events experienced with our product candidates;
●	maintaining a continued acceptable safety profile of the product candidates following approval;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
●	qualifying for, maintaining, enforcing and defending intellectual property rights and claims.

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

The regulatory approval processes of the FDA, the EMA and the European Commission and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval from the FDA, the European Commission and other comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that none of our current or future product candidates will ever obtain regulatory approval.

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA, the EMA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA, the EMA or the European Commission or other comparable foreign regulatory authorities that a product candidate is safe, pure and potent or effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA and the European Commission or other comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA, the EMA or the European Commission or other comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or preclinical studies;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA to the FDA, or similar foreign submission to the EMA or other comparable foreign regulatory authority, or to obtain approval in the United States, the European Union or elsewhere;
●	the supply or quality of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate;
●	the FDA, the EMA the European Commission, competent authorities of EU Member States or other comparable foreign regulatory authorities may, as applicable, find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA, the EMA and the European Commission or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would significantly harm our business, results of operations and prospects.

We have conducted, and intend to conduct, clinical trials of certain of our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA, including compliance with all applicable U.S. laws and regulations. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP, including review and approval by an independent ethics committee and informed consent from subjects. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. There can be no assurance the FDA will accept data from trials conducted outside of the United States. Comparable risks apply abroad in relation to the data that was generated in the United States which we intend to leverage for purposes of obtaining regulatory authorizations abroad. There can be no assurance that foreign regulatory authorities will accept data from trials conducted outside of their territory.

The FDA, the EMA and the European Commission and other comparable foreign regulatory authorities have discretion in the approval process and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, the European Commission or any other comparable foreign regulatory authorities.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including HB-200, HB-400, HB-500, HB-700 and any other future product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

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

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA, the EMA and the European Commission, or other comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA, the EMA and the European Commission or other comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in our clinical trials. To the extent that the results of the trials are not satisfactory to the FDA, the EMA and the European Commission or other comparable foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

Our preclinical programs may experience delays or our product candidates may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.

Certain of our product candidates and all of our next generation product candidates are still in the preclinical development stage, and the risk of failure of preclinical programs is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies to obtain regulatory clearance to initiate human clinical trials, including based on INDs in the United States and clinical trial applications in Europe. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA, the competent authorities of EU Member States or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our product candidates. As a result, we cannot be sure that submission of INDs or similar applications will result in the FDA, the competent authorities of EU Member States or other comparable foreign regulatory authorities allowing clinical trials to begin.

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

Our replicating technology is an attenuated viral vector technology which is in a Phase 1/2 clinical trial. If our ongoing Phase 1/2 clinical trial for HB-200 causes unexpected side effects that are not tolerable in the treatment of the relevant patient group, the further development of the product candidate and any other potential products based on the replicating technology may be significantly limited or become impossible. Although clinical trials of onco-viral therapies have supported their role as a potential treatment for cancer, there is the risk of uncontrolled replication in vivo and possible transmission to patients' contacts, such as other patients and health care workers. In recent years, clinical trials to address these concerns have been conducted. Any such transmission by our product candidates or a competitor would have an adverse impact on our future research and development efforts.

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

In addition, our vectors are live, gene-modified organisms for which the FDA, the EU and other comparable foreign regulatory authorities and other public health authorities, such as the Centers of Disease Control and Prevention and hospitals involved in clinical studies, have established additional safety and contagion rules and procedures, which could establish additional hurdles for the development, manufacture or use of our vectors. These hurdles may lead to delays in the conduct of clinical trials or in obtaining regulatory approvals for further development, manufacturing or commercialization of our product candidates. We may also experience delays in transferring our process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

Since the number of patients that we plan to dose in some of our planned clinical trials is small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

A trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. In the Phase 2 portion of our Phase 1/2 trial for HB‑200 in combination with pembrolizumab, we expect to enroll two groups of 10 to 20 patients each. Future trials for HB‑200 or other product candidates may similarly enroll a small number of patients although some trials will require the enrollment of more patients. The preliminary results of trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, making the trial results less reliable than trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that would have been possible to achieve in a larger trial.

Our product candidates may cause serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential or result in significant negative consequences.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs or ethics committees, to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the European Commission or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Because of our dose escalation design for our clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If we do observe severe side effects in our clinical trials, our ongoing clinical trials may be halted or put on clinical hold prior to completion if there is an unacceptable safety risk for patients.

If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the competent authorities of EU Member States or other comparable foreign regulatory authorities, or local regulatory authorities such as IRBs or ethics committees, could order us to cease clinical trials. Competent national health authorities, such as the FDA or the European Commission, could also deny approval of our product candidates for any or all targeted indications. Even if the side effects presented do not preclude the product from obtaining or maintaining marketing approval, treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates, if approved, to understand the side effect profile of these technologies for both our planned clinical trials and upon any commercialization of any product candidates, if approved. Inadequate training in recognizing or managing the potential side effects of our technologies could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the novel nature of the technology underlying our product candidates which may not be known to or be negatively perceived by clinical trial investigators or patients;

●	our ability to obtain and maintain patient consents;
●	the risk that patients enrolled in clinical trials will drop out of the trials before the manufacturing and infusion of our product candidates or trial completion; and
●	current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g. the recent COVID-19 pandemic).

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

We have limited experience as a company conducting clinical trials.

We have limited experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trials will be completed on time or if our planned clinical trials will begin at all. Large scale trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs), or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

The market opportunities for our oncology product candidates may be limited to those patients who are ineligible for or have failed prior treatments.

Cancer therapies are characterized as first line, second line, or third line, and the FDA and comparable foreign regulatory authorities often approve new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include hematopoietic stem cell transplantation in certain cancers, chemotherapy, antibody drugs, and small molecule tumor-targeted therapies, more invasive forms of surgery, and new revolutionary technologies. We expect to initially seek approval of our product candidates in most instances at least as a third line therapy, for use in patients with relapsed or refractory metastatic cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved as a third or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

The use of an arenavirus for the treatment of infectious diseases and tumors is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates, if approved, are accepted in the market, including:

●	the clinical indications for which our product candidates are approved;
●	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
●	the potential and perceived advantages of our product candidates over alternative treatments;
●	the prevalence and severity of any side effects;
●	the prevalence and severity of any side effects for virus-based therapeutic products, in particular, other prime-boost therapies;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the labeling approved by the FDA or comparable foreign regulatory authorities;
●	the timing of market introduction of our product candidates as well as competitive products;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
●	the effectiveness of our sales and marketing efforts.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. These third-party payors decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford many types of treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. See “Item 1. Business – Government Regulation – Coverage and Reimbursement.”

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

Additionally, we, or our collaborators may develop companion diagnostic tests for use with our product candidates. We, or our collaborators, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we may seek for our product candidates. While we have not yet developed any companion diagnostic tests for our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.

In addition, the requirements governing drug pricing vary widely from country to country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

Our HB-200 program is being developed to be used in combination with or without an approved checkpoint inhibitor, a currently approved cancer therapy. In the future, we may develop other product candidates to be used with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially. In addition, if the results from our combination trials are not significantly better than results from the existing therapy that we are combining with, then regulatory authorities, clinical investigators, physicians and patients may perceive our product candidates negatively, which could adversely affect enrollment in our clinical trials, approval by regulatory authorities or commercial adoption of our product candidates, if approved.

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

In immuno-oncology for HPV16+ cancers, we face competition from companies such as BioNtech AG, Cue Biopharma, Inc., ISA Pharmaceuticals B.V., in collaboration with Regeneron Pharmaceuticals, Inc., Kite Pharma, a Gilead company, and PDS Biotechnology Corporation. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. In addition, other immuno-oncology companies are developing the following technologies, including, but not limited to, neoantigens, bispecific antibodies, engineered cell therapies and tumor specific antigens in areas outside of HPV16+ cancers.

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

Many of our employees and a significant portion of our operations are located outside the United States, including in Vienna, Austria. In addition, we plan to seek regulatory approval of our product candidates outside of the

United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

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

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products and reduce our ability to access capital, which could negatively affect our operations and performance.

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States, Europe or abroad, may have a strong negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to continue preclinical studies or clinical trials, seek and receive approval for any of our product candidates by the FDA and comparable foreign regulatory authorities, or deliver products to our customers. Further, disruption of global financial markets and a recession or market correction, including as a result of any resurgence of the coronavirus pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, any escalation of the conflict in Israel and the Gaza Strip, and other global macroeconomic factors, could reduce our ability to access capital, which could, in the future, negatively affect our business.

Our business may be adversely affected by a pandemic, epidemic or outbreak of an infectious disease, such as the recent coronavirus pandemic or other emerging global health threats on business and operations.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party contract manufacturers and contract research organizations upon whom we rely, as well as our ability to recruit patients for our clinical trials. For example, the recent coronavirus pandemic had unpredictable impacts on global societies, economies, financial markets, and business practices around the world, and caused temporary delays and disruptions in our clinical development operations.

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

Risks Related to Our Reliance on Third Parties

We are fully dependent on our collaboration with Gilead for the development of our HBV programs, rely on funding from Gilead for development of our human immunodeficiency virus program, and may depend on Gilead or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates

We are currently party to collaborations with Gilead to help expand and advance our pipeline of candidates. In the future, we may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to product candidates we develop.

Our current collaborations pose, and potential future collaborations involving our product candidates may pose, the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, including technology we in-license, products that compete directly or indirectly with our products or product candidates;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
●	collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;
●	if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated;
●	collaboration agreements may restrict our right to independently pursue new product candidates. For example, under the Gilead Collaboration Agreement, we are prohibited from, directly or indirectly, researching, developing, manufacturing or commercializing product candidates targeted to HBV and with respect to HIV so long as Gilead’s option for the program has not expired; and
●	collaborations may be terminated by the collaborator (such as the termination of the Roche Collaboration Agreement by Roche), and, if terminated, we may suffer reputational harm, find it more difficult to attract new collaborators and be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

As a result, if we enter into additional collaboration agreements and strategic partnerships, or license our intellectual property, products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to any product candidate we develop could delay the development and commercialization of our other product candidates, which would harm our business prospects, financial condition, and results of operations.

We may seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our programs, we may decide to collaborate with additional biotechnology and pharmaceutical companies with respect to development and potential commercialization. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we have entered into or will enter into. For example, in January 2024 Roche notified us of their decision to terminate the Roche Collaboration Agreement despite acknowledging we had met all go-forward criteria under the agreement.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, under the Restated Gilead Collaboration Agreement, we have granted worldwide exclusive rights to Gilead for using our technologies to develop treatments for HBV, and during the term of the agreement we will be restricted from granting similar rights to other parties. This exclusivity could limit our ability to enter into strategic collaborations with future collaborators.

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

We rely and expect to continue to rely on third parties to manufacture our clinical product supplies, and we may rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of clinical product supplies or product candidates or fail to do so at acceptable quality levels or prices.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture our product candidates. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing process, including the absence of contamination. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including lot consistency, stability of the product, product testing, operator error and availability of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We have encountered problems with our third party manufacturers in the past, including delays and low yields, and there can be no assurance that we will not encounter similar or other difficulties in the future.

Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future.

Our reliance on a limited number of third-party manufacturers exposes us to the following risks:

●	the production process for our product candidates is complex and requires specific know-how that only a limited number of CMOs can provide, as a result, we compete with other companies in the field for the scarce capacities of these organizations and may not be able to secure sufficient manufacturing capacity when needed;
●	we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA and comparable foreign regulatory authorities must inspect any manufacturers for cGMP compliance as part of our marketing application;
●	a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;

●	a change in manufacturers or certain changes in manufacturing processes/procedures will require that we conduct a manufacturing comparability study to verify that any new manufacturer or manufacturing process/procedure will produce our product candidate according to the specifications previously submitted to the FDA or other regulatory authority, to which we may be unsuccessful;
●	manufacturers may have little or no experience with viral vector products and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates;
●	manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
●	manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
●	manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products, if any;
●	manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign regulatory authorities to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards, of which we have limited control over;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
●	manufacturers could breach or terminate their agreements with us;
●	raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available timely or may not be suitable or acceptable for use due to material or component defects;
●	manufacturers and critical suppliers may be subject to risks related to cyber-attacks that could cause disruptions in manufacturing;
●	manufacturers and critical suppliers may be subject to inclement weather, as well as natural or manmade disasters; and
●	manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

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

Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a (REMS) in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Comparable foreign regulatory authorities may impose similar requirements.

Additionally, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

In addition, if the FDA, the European Commission or another comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for any such approved product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or our or our distributors’, licensees’ or co-marketers’ failure to comply with changes to regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	fines, warning or untitled letters or holds on clinical trials;

●	suspension of any ongoing clinical trials;
●	refusal by the FDA, the European Commission or other comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
●	product seizure or detention, refusal to permit the import or export of our product candidates, or request that we initiate a product recall;
●	injunctions or the imposition of civil or criminal penalties or monetary fines; and
●	requiring us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization.

The FDA’s, the EMA’s and the European Commission and other comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. For clinical trials in relation to which an application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. In light of the entry into application of the CTR on January 31, 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR by October 31, 2024. A transitioning application will need to be submitted to the competent authorities of E.U. Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This will require financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Legislative and regulatory proposals may also impact our regulatory and commercial prospects, expand post-approval requirements, and restrict sales and promotional activities. We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments, whether regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Such future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs generally could restrict the amount that we are able to charge for our future products, which would adversely affect our anticipated revenue and results of operations. See “Business – U.S. Healthcare Reform.”

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

The FDA or comparable foreign regulatory authorities could require the clearance, CE marking or approval of a companion diagnostic device as a condition of approval for our product candidates. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our drug development strategy.

Our success may depend, in part, on the development and commercialization of companion diagnostic tests to select patients for our drug candidates. If safe and effective use of any of our product candidates depends on an in vitro diagnostic that is not otherwise commercially available, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of obtaining or creating such diagnostic is time consuming and costly. Foreign regulatory authorities may impose comparable requirements.

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

In the EEA, companion diagnostics are deemed to be in vitro diagnostic medical devices, or IVDs, and are governed by Regulation 2017/746, or IVDR, which entered into application on May 26, 2022, repealing and replacing Directive 98/79/EC. The IVDR defines a companion diagnostic as a device which is essential for the safe and effective use of a corresponding medicinal product to: (a) identify, before and/or during treatment, patients who are most likely to benefit from the corresponding medicinal product; or (b) identify, before and/or during treatment, patients likely to be at increased risk of serious adverse reactions as a result of treatment with the corresponding medicinal product. The IVDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. IVDs, including companion diagnostics, must conform with the general safety and performance requirements, or GSPR, of the IVDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPR laid down in Annex I to the IVDR, and obtain the right to affix the CE mark, IVD manufacturers must conduct a conformity assessment procedure, which varies according to the type of IVD and its classification. Companion diagnostics must undergo a conformity assessment by a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. If the related medicinal product has, or is in the process of, been authorized through the centralized procedure for the authorization of medicinal products, the notified body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have or are in the process of authorization through any other route provided in EU legislation, the Notified Body must seek the opinion of the national competent authority of an EU Member State. The CE Certificate of Conformity and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

Given our limited experience in developing and commercializing diagnostics, we do not plan to develop companion diagnostics internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval or CE marking for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval or CE marking the companion diagnostics could delay or prevent approval of our product candidates. In addition, we, our collaborators or third parties may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the medical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of any product candidate for which we obtain approval and that requires a companion diagnostic test. In addition, any companion diagnostic collaborator or third party with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator or third party may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

We may seek Fast Track Designation for the product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, as we have for HB-200 in combination with pembrolizumab, for the treatment of first-line advanced/metastatic HPV16+ HNSCC, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may seek Orphan Drug Designation for product candidates we develop, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for any product candidates we develop, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the European Commission may grant orphan designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan designation application. Orphan designation is intended to promote the development of drugs that are intended (i) for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions, (ii) either the conditions affect no more than 5 in 10,000 persons in the EU or without the benefits derived from orphan status, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the product, and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance, access to the centralized marketing authorization procedure, and potential fee reductions or waivers depending on the status of the sponsor.

Generally, if a drug with an orphan designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. Similarly, the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, a drug no longer meets the criteria on the basis of which it received orphan designation, including where it can be demonstrated on the basis of available evidence that the drug is sufficiently profitable such that market exclusivity is no longer justified or where the prevalence of the condition has increased above the threshold.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Similar considerations apply abroad. While we may seek Orphan Drug Designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers will be subject, directly or indirectly, to federal, state and foreign healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any products on the market, if we obtain FDA approval for our product candidates, and begin commercializing those products in the United States, our operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws, federal health data privacy laws, and the Physician Payments Sunshine Act and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by comparable foreign regulatory authorities in jurisdictions in which we conduct our business that may affect our ability to operate. See “Business – Other U.S. Healthcare Laws.”

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental and regulatory authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the delay, reduction, termination or curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is not permitted in the countries that form part of the European Union. Some European Union Member States, and the United Kingdom, through the United Kingdom Bribery Act 2010, have enacted laws explicitly prohibiting the provision of these types of benefits and advantages. Infringements of these laws can result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States (e.g., France or Belgium) must be publicly disclosed. Moreover, agreements with physicians may be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the European Union Member State national laws, industry codes (e.g. the European Federation of Pharmaceutical Industries and Associations Disclosure and Healthcare Professionals Codes) or professional codes of conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

The collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data regarding individuals in the EEA is governed by the EU GDPR. The EU GDPR is wide ranging in scope and imposes several requirements on companies that process personal data, including requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. Failure to comply with the requirements of the EU GDPR and the related national data protection laws of the EU Member States may result in fines and other administrative penalties, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for breach or non-compliance.

In addition, further to the UK’s exit from the EU on January 31, 2020, the EU GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Protection and Digital Information Bill. The potential misalignment between future UK laws and regulations and EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU/UK personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU.

The EU GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the United States. Although the UK is regarded as a third country under the EU GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with EU and UK data protection laws. There are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU’s Standard Contractual Clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK Extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework). However, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

The EU GDPR and UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR and UK GDPR. The EU GDPR and UK GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations. Compliance with the EU GDPR and UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We license patents related to our non-replicating and replicating technologies and certain other intellectual property rights from third parties, including from the University of Geneva, the University of Basel, the University of Zurich and the University of Minnesota and expect in the future to be party to other material license or collaboration agreements. These agreements typically impose numerous obligations, such as diligence and payment obligations, including in relation to revenues we may receive from any sublicenses we grant in respect of the licensed patents. If we fail to comply with our obligations under these agreements, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor and may face other adverse consequences. These licenses do and future licenses may also include provisions that impose obligations and restrictions on us that could delay or otherwise negatively impact a transaction that we may wish to enter into.

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

Our success depends in large part on our ability to obtain and maintain patent protection with respect to our non-replicating technology, our replicating technology, including our HB-200 and HB-700 product candidates, the vaccine product candidates we are developing with Gilead for HBV (HB-400) and HIV (HB-500), and other proprietary product candidates. Although we own or license from others certain patents and patent applications that cover some of the foregoing technologies and product candidates, we do not currently own or license from others issued patents covering all of the foregoing technologies and product candidates. Our reliance on patent applications carries certain risks associated with pending patent applications prior to the issuance of patents, as described below. If we do not adequately obtain and protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our product candidates that are important to our business. The patent application and approval process is expensive and time-consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We cannot predict:

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

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights may be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if patents do successfully issue from such applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If our patents are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded our products could be impaired. Such impairment could significantly impede our ability to market our products, negatively affect our competitive position and harm our business and operating results. In addition, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than United States law does. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our patent protection. No assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon patents we own. If these developments were to occur, it could have an adverse effect on our sales or market position. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the

Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced and could have a material adverse effect on our business.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. It is also possible for third parties to file observations with various patent offices during the patent application process. Various post grant review proceedings, such as inter partes review and post grant review in the United States and opposition proceedings at the EPO, are available for any interested third party to challenge the patentability of claims issued in patents to us. Some of these procedures are relatively new and can be unpredictable. For example, the EP ’504 Patent, which is owned by the University of Geneva and is exclusively licensed to us, was opposed by a third-party at the EPO. The Opposition Division of the EPO eventually dismissed the opposition and maintained the patent as granted.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, reexamination, inter partes review and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and certain other development activities in the United States is not considered an act of infringement. If and when any of our product candidates are approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we are aware of certain third-party patents and applications that relate to similar subject matter as our technologies, we do not believe that any patent claims that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable. We may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware which cover materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license, which may not be available on commercially reasonable terms, if at all, or until such patent expires or is determined to be invalid or unenforceable. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Presently we have rights to certain intellectual property, through licenses from third parties and under patents and/or patent applications that we own or will own, related to HB-200, HB-700, HB-400, HB-500 and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, such as the rights to use certain antigens that are, specific to future disease targets, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain non-replicating and replicating technologies we may not be able to obtain intellectual property to all uses of non-replicating and replicating technologies. Our product candidates may also require specific formulations to work effectively and efficiently and rights to such formulations may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these compositions or methods may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. Even if we are able to obtain a license to use such intellectual property, it may be non-exclusive, which would not restrict the licensor party from giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the specific antigens that will be used with our product candidates may be covered by the intellectual property rights of others.

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

For certain of our in-licensed patent rights, such as patent rights in-licensed from the University of Geneva, the University of Basel and the University of Zurich, we may not have the right to file a lawsuit for infringement and may have to rely on a licensor to enforce these rights for us. If we are not able to directly assert our licensed patent rights against infringers or if a licensor does not vigorously prosecute any infringement claims on our behalf, we may have difficulty competing in certain markets where such potential infringers conduct their business, and our commercialization efforts may suffer as a result.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will be due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of our patents and/or patent applications and any patent rights we may obtain in the future. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

For example, the Biden administration recently indicated its support for a proposal at the World Trade Organization to waive patent rights with respect to COVID-19 vaccines. Any waiver of our patent or other intellectual property protection by the U.S. and other foreign governments could have a material adverse effect on our competitive position, business, financial condition and results of operations. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have been issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but, the complexity and uncertainty of European patent laws has also increased in recent years. For example, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

We have less robust intellectual property rights in certain foreign jurisdictions and may not be able to protect our intellectual property rights throughout the world.

Certain of our key patent families have been filed in the United States, as well as in numerous jurisdictions outside the United States. However, our intellectual property rights in certain jurisdictions outside the United States may be less robust. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. A portion of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

Daniel Pinschewer, M.D., Founder and Chief Scientific Officer until March 2020, who serves as our Scientific Advisor to the Chief Executive Officer, provides research services to us pursuant to a consulting agreement. Dr. Pinschewer is also an employee of the University of Basel where he engages in, among other activities, academic research related to arenaviruses and our technology platform. Pursuant to a separate research service agreement with the University of Basel, the university provides us with on-going services with respect to our technologies, and employs the services of Dr. Pinschewer to perform some of these services. As an employee of the University of Basel, Dr. Pinschewer is subject to the university’s rules of conduct, such as confidentiality, academic objectivity and transparency of research with respect to his academic research. As a result of Dr. Pinschewer’s obligations to the University of Basel and his current role as our Scientific Advisor to the Chief Executive Officer, circumstances may arise that could create or appear to create conflicts of interest when, we, the University of Basel or Dr. Pinschewer are faced with decisions that could have different implications for the University of Basel and our company. Additionally, we would not automatically obtain rights to inventions that are developed by Dr. Pinschewer unless the inventions were made in the course of his consulting services to us. Furthermore, other research being conducted by the University of Basel may receive higher priority than research and services related to our technology platform. Any potential disagreement or dispute that may arise with the University of Basel relating to the ownership of Dr. Pinschewer’s inventions, conflicts of interest or otherwise may result in a delay or termination of the research, development or commercialization of our product candidates or may have other negative consequences for our company.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

We are highly dependent on members of our executive team, including our Chief Executive Officer, Joern Aldag. Although we have formal employment agreements with our executive officers, any of our executive officers could leave our employment at any time, or within a contractual termination period that is too short to find an adequate replacement. We currently do not have “key person” insurance on any of our employees. The loss of the services of our executive officers or other key employees may adversely impact the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

Our strategic refocus and the associated workforce reduction announced in January 2024 may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In January 2024, we announced a reduction in workforce by approximately 30% in connection with the strategic refocus of our business to prioritize and focus on our lead assets. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our results of operation and financial condition would be adversely affected. We expect to incur additional costs as we recognize one-time employee termination-related charges. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic Restructuring Plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, and clinical personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

We may need to grow or contract our organization, and we may experience difficulties in managing this growth or contraction, which could disrupt our operations.

In addition to the risks associated with a reduction in force, as our finances, development and commercialization plans and strategies evolve, we may choose to expand or contract our employee base for managerial, operational, manufacturing, financial and other resources. Future growth or additional contraction would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing either growth or contraction activities. We may not be able to effectively manage our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees.

Growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage such growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any such growth.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

Although we recently implemented an approximately 30% reduction in our workforce and discontinued our GMP manufacturing facility project as part of our recent strategic refocus, as our research, development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the minimum closing bid price requirement, The Nasdaq Stock Market, LLC (Nasdaq) may take steps to delist our common stock. Under Nasdaq rules, the closing bid price for our common stock must remain at or above $1.00 per share to comply with Nasdaq’s minimum bid requirement for continued listing.

On August 3, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Requirement). Under Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180 calendar day grace period, or until January 30, 2024, to regain compliance with the Minimum Bid Price

Requirement. The Minimum Bid Price Requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period. However, we failed to regain compliance prior to January 30, 2024. Accordingly, on January 18, 2024, we applied for and on January 31, 2024 were granted by the Listing Qualifications Department of Nasdaq the right to list our common stock on the Capital Market and to have an additional 180 calendar days, or until June 29, 2024, to regain compliance with the Minimum Bid Price Requirement.

We are monitoring the closing bid price of our common stock; however, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement.

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

The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The market price for our common stock may be influenced by many factors, including:

●	the commencement, enrollment or results of the clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations if needed;
●	our failure to commercialize our product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates;

●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth or concentration;
●	the size and growth of our initial cancer target markets;
●	our ability to successfully treat additional types of cancers or at different stages;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

Our principal stockholders and management own a significant percentage of our stock and exert significant influence over matters subject to stockholder approval.

Our Class A common stock has no voting rights. As a result, all matters submitted to our stockholders are decided by the vote of holders of our common stock. Our executive officers, directors, and 5% stockholders beneficially own approximately 40% of our outstanding voting stock. These stockholders may be able to determine many matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock.

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

As a public company, and particularly after we are no longer an emerging growth company, as defined in the JOBS Act, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Our status as an “emerging growth company” will end on December 31, 2024, at the latest. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will continue to need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are continuously evaluating these rules and regulations which are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act (SOX Section 404) we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. After no longer qualifying as an emerging growth company, we may, under certain conditions, still qualify as a “smaller reporting company” and benefit from similar exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and if we do not qualify as a “smaller reporting company” at such time, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, such as the failure of Silicon Valley Bank and various regional banks in 2023, have in the past and may in the future lead to market-wide liquidity problems. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Heightened inflation and increases in interest rates may increase our labor costs, costs to conduct clinical trials and other operational costs, or adversely affect our ability to obtain additional funding on attractive terms.

Although inflation has not had a material impact on our business or operating results historically, inflation, has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to conduct clinical trials and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, clinical trial data and financial information (collectively, sensitive data).

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. For more information regarding risks associated with HIPAA, please refer to the section above that discusses risks associated with U.S. healthcare laws.

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted, should we become subject to the CCPA in the future. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, EU GDPR and the UK GDPR impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

We may be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some EU regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations

Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in adverse consequences that materially affect our business, including without limitation regulatory investigations or actions, a material disruption of the development programs of our product candidates, damage to our reputation and/or subject us to costs, loss of customers or sales, fines and penalties or lawsuits.

In the ordinary course of our business, we collect and store sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks or other services to us pose increasing risks. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to computer hacking, phishing attacks and social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, ransomware, dissemination of malware, computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, credential stuffing, credential harvesting, personnel misconduct or error as well as power outages, telecommunications failures, natural disasters (including extreme weather), terrorist attacks or other similar events. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Such events could have an adverse impact on us and our business, including loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. If such events were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, such as the loss of clinical trial data from completed or future clinical trials. Such loss could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation the manufacture of our product candidates and to conduct clinical trials. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences, including the unauthorized access, disclosure and use of sensitive data, including information from our patient registry or other patient information, which is protected by HIPAA, and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage to our reputation and the further development and commercialization of our product candidates could be delayed.

In addition, our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of our suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our third-party collaborators’, including Gilead’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause them to cease or delay development.

As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyber-attack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We also take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy

We have implemented and maintain various cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial data (“Information Systems and Data”).

Our cybersecurity function, led by our Head of DevSecOps and supported by our Head of IT and third-party service providers, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: maintaining manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of our threat environment, evaluating our and our industry’s cybersecurity risk profile, evaluating threats reported to us, completing internal and external cybersecurity audits, completing third-party cybersecurity threat assessments, conducting vulnerability assessments, leveraging external intelligence feeds, and completing third-party red/blue team exercises and tabletop incident response exercises.

Depending on the environment, we implement and maintain technical, physical, and organizational measures, processes, standards, practices, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These measures, processes, standards, practices, and policies address, for example: incident detection and response, risk assessments, security certifications, encryption, network security controls, data segregation, access controls, physical security, asset management (such as tracking and disposal), systems monitoring, employee cybersecurity awareness training, and systems monitoring. We also have cybersecurity insurance.

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall enterprise risk assessment process. We have a cybersecurity-specific risk assessment process designed to assess identified material risks from cybersecurity threats. This process is designed to help us manage our material risks from cybersecurity threats and protect against, detect, and respond to cybersecurity incidents.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity software providers and cybersecurity consultants that provide threat intelligence, managed cybersecurity, forensic, and penetration testing services.

Further, we use third-party service providers to perform a variety of functions throughout our business, such as software-as-a-service providers, data hosting companies, contract research organizations, and contract manufacturing organizations. We have certain vendor management processes designed help to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management processes may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including, for example, security questionnaires and the imposition of contractual obligations related to cybersecurity on the provider.

For a description of the cybersecurity risks and related impacts that may materially affect the Company and how they may do so, see our risk factors in Part I, Item 1A of this Annual Report on Form 10-K, including “Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in adverse consequences that materially affect our business, including without limitation regulatory investigations or actions, a material disruption of the development programs of our product candidates, damage to our reputation and/or subject us to costs, loss of customers or sales, fines and penalties or lawsuits.”

Cybersecurity Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats and data breaches. On a quarterly basis, the Audit Committee receives an overview from our Head of IT regarding our cybersecurity threat risk management and strategy processes, which may include, for example, covering topics such as data security posture, results from third-party assessments, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The Chair of the Audit Committee periodically updates our Board of Directors on its oversight of cybersecurity and data breach risk management and strategies.

Our executive management team, with regulatory and governance oversight from our Audit Committee, are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Digital and IT Steering Committee is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity function, led by our Head of DevSecOps and supported by our Head of IT and third-party service providers, is responsible for our cybersecurity risk management and strategy processes. Our Head of IT, who is a Certified Information Security Manager (CISM ISACA) and a Certified Information Systems Auditor (CISA ISACA), and our Head of DevSecOps, collectively have significant prior work experience in various roles involving managing information security, developing cybersecurity strategy and implementing effective information and cybersecurity programs.

Our cybersecurity incident response plan provides for escalation of certain cybersecurity incidents to members of management depending on the circumstances, including our CFO, COO, and CEO. Management works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. Our incident response team also reports material cybersecurity incidents to the Chair of the Audit Committee.

Item 2.  Properties

Our principal executive offices are located in New York, New York, pursuant to a lease that expires in August 2026. Our European research and preclinical development operations are located in Vienna, Austria, where we lease and occupy approximately 30,681 square feet of office and laboratory space. Our first facility is leased pursuant to two operating leases, comprised of (i) a lease of unlimited duration for approximately 15,239 square feet of office and laboratory space and (ii) a lease set to expire in September 2028 and with no option to extend for approximately 2,367 square feet of storage space. In 2019, we entered into a lease for a second facility located in Vienna, Austria that is set to expire in February 2029, where we occupy approximately 15,440 square feet of office and laboratory space. In May 2021 we purchased a parcel of land in the north of Vienna and have received building permission to build a GMP manufacturing plant of approximately 48,440 square feet. In January 2024 our Board decided to implement a Restructuring Plan, which included the discontinuation of the GMP manufacturing project and the divestment of all associated assets, including the parcel of land. Strategic considerations preceding the adoption of the Restructuring Plan resulted in the impairment of the full carrying value of the GMP manufacturing facility project in the year ended December 31, 2023. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

PART II—OTHER INFORMATION

Item 3.  Legal Proceedings.

In April 2021, a third party opposed European Patent No. 3218504 (the “EP ’504 Patent”) which was granted to the University of Geneva in July 2020 and is exclusively licensed to us. The patent is directed to our replicating arenavirus platform technology and is part of our strategy to protect current product candidates based on this platform technology, including our lead oncology product candidate HB-200. In a decision that has become final, the Opposition Division of the European Patent Office (“EPO”) dismissed the opposition in an oral proceeding on May 9, 2023, and maintained the patent as granted.

From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “HOOK” on The Nasdaq Capital Market and has been publicly traded since April 18, 2019. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 22, 2024, there were four holders of record of shares of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street” name, and two holders of record of shares of our Class A common stock.

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

Item 6.  [Reserved]

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

Overview

We are a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics based on our proprietary arenavirus platform that is designed to target and amplify T cell and immune responses to fight diseases. Our replicating and non-replicating technologies are engineered to induce robust and durable antigen-specific CD8+ T cell responses and pathogen-neutralizing antibodies. We believe that our technologies can meaningfully leverage the human immune system for prophylactic and therapeutic purposes by inducing CD8+ T cell response levels previously not achieved by other immune therapy approaches.

We are building a proprietary immuno-oncology pipeline utilizing our replicating technology. Our oncology portfolio targets oncoviral cancer antigens and next-generation antigens and includes two primary programs in development: HB-200 and HB-700. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive (“HPV16+”) head and neck cancers in a Phase 1/2 clinical trial. HB-700, which has been partnered with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively referred to as “Roche”), is in preclinical development for the treatment of KRAS mutated cancers, including, lung, colorectal and pancreatic cancers. Our third oncology program, HB-300, targeting self-antigens for the treatment of prostate cancer, was paused for further development in January 2024.

Our strategic priority is the development of our oncology portfolio, most importantly the advancement of our HB-200 program, and we expect to initiate a randomized Phase 2/3 trial in 2024. Additionally, we are developing infectious disease therapies in partnership with other companies. Our Hepatitis B (“HBV”) program, HB-400, and our Human Immunodeficiency Virus (“HIV”) program, HB-500, are developed in a partnership with Gilead Sciences Inc. (“Gilead”).

2023 Highlights

In 2023, we executed on several key areas across our pipeline. The highlights include:

Oncology:

●	HB-200 in combination with pembrolizumab: We presented positive preliminary Phase 2 data in patients with recurrent/metastatic (“R/M”) HPV16+ head and neck cancers in the first line setting in May 2023 and additional patient data was provided in October at the European Society for Medical Oncology (ESMO) Congress 2023.
o	Data showed 42% objective response rate for 19 evaluable checkpoint inhibitor (“CPI”)-naïve patients. These data represent a doubling of the historical response rate (19%) reported for pembrolizumab alone.
o	We are preparing to start a randomized Phase 2/3 trial of HB-200 in combination with pembrolizumab in the 1st-line setting for patients with R/M HPV16+ head and neck cancers.
●	HB-700: We continued Investigational New Drug (“IND”) application-enabling activities. We are on track to submit an IND in the second quarter of 2024.
●	HB-300: We have enrolled the first two dose escalation cohorts in the Phase 1/2 study. The Study Safety Committee deemed that HB-300 was generally safe and well-tolerated in both dose escalation cohorts. However, we paused further development of this program in January 2024 to refocus our capital resources on the advancement of our HB-200 program and Gilead-partnered infectious disease programs.

Infectious Disease: Gilead-Partnered Programs

●	HB-400: In August, the Journal of Infectious Disease published peer-reviewed preclinical data on HB-400. The data showed that HB-400 induced robust, HBV-specific T cell and antibody responses in non-human primates and cleared detectable serum HBV antigens in a mouse model for chronic HBV infection, with near elimination of detectable HBV antigen positive hepatocytes in the liver.
●	HB-500: In November 2023, we announced FDA clearance of our IND application for HB-500 for the treatment of HIV. Additionally, Nature Partner Journals published peer-reviewed preclinical data for the program in November 2023. The data showed that HB-500 was well tolerated and generated robust, high-quality and durable immune responses (antigen-specific T cells and antibodies) in non-human primates, and arenaviral therapeutic vaccination significantly reduced SIV viral load and clinical illness in those animals compared to placebo.

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

On January 29, 2024, we announced our decision to prioritize the clinical development of our HB-200 program for the treatment of HPV16+ head and neck cancers and our two Gilead-partnered infectious disease programs and to pause development activities related to HB-300 and most of our preclinical research activities. In connection with this strategic refocus, our Board of Directors approved a plan to reduce our workforce by 55 fulltime employees, or approximately 30% of the then-current employee base, and to rebalance our cost structure in alignment with the new prioritization of research and development programs. The prioritization of our HB-200 program and our two Gilead-partnered programs also includes the discontinuation of our GMP manufacturing facility project. We expect the restructuring to be implemented and substantially completed by the end of the first quarter of 2024. In connection with the Restructuring Plan, we estimate that we will incur cash charges of approximately $1.6 million for severance and other personnel and restructuring related costs.

We also announced in January 2024 that we received notification from Roche of their decision to terminate the collaboration and licensing agreement for our HB-700 program in KRAS mutated cancers. We have met all go-forward criteria under the agreement and remain eligible for a final milestone payment associated with an IND submission. Effective April 25, 2024, we will regain full control of the associated intellectual property portfolio and have full collaboration and licensing rights for this program.

We have incurred net losses each year since our inception in 2011, including net losses of $81.6 million for the year ended December 31, 2023 and $64.9 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $369.3 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish further commercial manufacturing capacity.

We believe that our cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements at least through the next 12 months from the issuance date of the consolidated financial statement. See “—Liquidity and Capital Resources.”

Impacts of Coronavirus and Market Conditions on Our Business

We have been actively monitoring the coronavirus pandemic situation and its impact globally. We believe our financial results for the years ended December 31, 2023, 2022 and 2021 were not significantly impacted by any lingering effects of the recent coronavirus pandemic. Further, disruption of global financial markets and a recession or market correction, including as a result of any resurgence of the coronavirus pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, any escalation of the conflict in Israel and the

Gaza Strip, and other global macroeconomic factors, could reduce our ability to access capital, which could, in the future, negatively affect our business and the value of our common stock.

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

Under the Gilead Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Gilead Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”) which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Gilead Collaboration Agreement, Gilead will retain an exclusive right, the Option, to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Gilead Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Gilead Collaboration Agreement with respect to the HBV program, and if the Option is exercised, any manufacturing costs related to the HIV program. Through December 31, 2023, we have received a non-refundable upfront payment of $10.0 million, a program initiation fee of $15.0 million and $21.2 million in milestone payments for the achievement of pre-clinical research milestones from Gilead. In addition, we have recognized $42.2 million of cost reimbursements for research and development services performed under the Restated Gilead Collaboration Agreement.

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

Roche Collaboration Agreement

On October 18, 2022, we entered into the Roche Collaboration Agreement to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an exclusive option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. In January 2024, Roche provided us with written notice of the termination of the collaboration and licensing agreement.

Under the terms of the terminated Roche Collaboration Agreement, we granted Roche an exclusive, royalty-bearing license to our technology platforms for KRAS-mutated cancers, and an option right to exclusively license a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. Pursuant to the terms of the Roche Collaboration Agreement, following the termination notice, the Roche Collaboration Agreement will be terminated on April 25, 2024. We remain eligible for a final milestone payment associated with an IND submission. Effective April 25, 2024, we will regain full control of the associated intellectual property portfolio and will have full collaboration and licensing rights for the KRAS program.

Through December 31, 2023, we have received from Roche the non-refundable upfront payment of $25.0 million and $10.0 million in milestone payments for the achievement of a GMP manufacturing milestone under the HB-700 program. In addition, we have recognized $0.5 million of cost reimbursements for research and development activities related to a first human trial.

We determined that our performance obligations under the terms of the Roche Collaboration Agreement included one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation during the UCA Option period to perform research and development services with respect to the UCA Program. Accordingly, we allocated the non-refundable upfront payment of $25.0 million between the two performance obligations. Milestone payments that are contingent on future events will be added to the transaction price when the triggering event has become probable. The consideration allocated to a performance obligation has been recognized as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development costs for each of the performance obligations. Milestone payments, or parts thereof, that relate to completed services will be reflected via a cumulative catch up for past performance.

At December 31, 2023, $26.8 million of non-refundable upfront and milestone payments received from Roche were still recorded as deferred revenue and will be early recognized as revenue as a result of the termination in the first half of 2024.

Operating Expenses

Our operating expenses since inception have only consisted of research and development costs and general administrative costs.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting Phase 1 and Phase 2 clinical trials, including the ongoing HB-200 Phase 1/2 trial, and progressing investigational new drug (“IND”) applications, including for HB-500 and HB-700. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any product candidates that we develop from our programs. We are also unable to predict when, if ever, material net cash inflows will commence from sales of product candidates we develop, if at all. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	successful completion of preclinical studies and clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of INDs for our planned clinical trials or future clinical trials;
●	successful enrollment and completion of clinical trials;
●	successful data from our clinical program that support an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
●	scaleup of our manufacturing processes and formulation of our product candidates for later stages of development and commercialization;

●	establishing our own manufacturing capabilities or agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;
●	entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	successfully launching commercial sales of our product candidates, if approved;
●	acceptance of the product candidates benefits and uses, if approved, by patients, the medical community and third-party payors;
●	the prevalence and severity of adverse events experienced with our product candidates;
●	maintaining a continued acceptable safety profile of the product candidates following approval;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
●	qualifying for, maintaining, enforcing and defending intellectual property rights and claims.

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Year ended December 31,
	2023	2022
HB-200 program	$41,301	$28,409
HB-300 program	11,654	9,938
Gilead partnered programs	13,020	13,529
Roche partnered programs	14,187	—
Other and earlier-stage programs	4,946	14,815
Other unallocated research and development expenses	1,316	1,954
Total research and development expenses	$86,424	$68,645

Other unallocated research and development expenses include stock-based compensation expense, certain lease expenses and other operating expenses that we do not track on a program-by-program basis, since our research and development employees and infrastructure resources are utilized across our programs.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance and investor relations, business development and administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, lease expenses related to our offices, premiums for directors and officers liability insurance, intellectual property costs incurred in connection with filing and prosecuting patent applications, depreciation and other costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our current and future product candidates, increase our headcount and investor relations activities and maintain compliance with requirements of the Nasdaq Capital Market and the Securities and Exchange Commission.

Impairment Expenses

Impairment expenses consist of non-cash impairment charges relating to long-lived assets. Impairments are determined using management’s judgment about the anticipated performance of our business in relation to expectations, significant negative technological, scientific or economic trends and significant changes or planned changes in the use of the assets and their effects based on information available as of the date of these consolidated financial statements. Management disposes of fixed assets during the regular course of business due to damage, obsolescence, strategic shifts, and loss.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If the carrying amount of an asset group exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.

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

Furthermore, we participated in the life sciences research and development program provided by the New York State government under which we were entitled to reimbursement of a percentage of qualifying research and development expenses in New York State up to $0.5 million per year for the years 2019 to 2021. Submissions for reimbursement under the program were submitted in the fourth quarter of 2023 and certificates of tax credits were received. Incentive amounts are generally paid out six to nine months after amended tax returns including a certificate of tax credit issued by Empire State Development are filed. We account for the grants received as other income.

We also participate in the New York City biotechnology tax credit program, according to which certain expenses for business in the biotechnology field in New York City limited to $0.25 million per year for three consecutive years from January 1, 2023 to December 31, 2025 are incentivized. We account for the grants received as other income.

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

Income Taxes

Income tax expense results from U.S. federal and state income tax as well as foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. As of December 31, 2023, we had a deferred tax asset of $94.4 million primarily resulting from foreign net operating loss carryforwards of $378.1 million with no expiry date. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of December 31, 2023.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands). Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 15, 2023.

	Year ended December 31,
	2023	2022	Change
Revenue from collaboration and licensing	$20,129	$14,249	$5,880
Operating expenses:
Research and development	(86,424)	(68,645)	(17,779)
General and administrative	(18,633)	(18,759)	126
Impairment expense	(12,766)	—	(12,766)
Total operating expenses	(117,823)	(87,404)	(30,419)
Loss from operations	(97,694)	(73,155)	(24,539)
Other income (expense):
Grant income	11,193	7,916	3,277
Interest income	5,293	1,633	3,660
Interest expense	(317)	(687)	370
Other income and expenses, net	313	(392)	705
Total other income (expense), net	16,482	8,470	8,012
Net loss before tax	(81,212)	(64,685)	(16,527)
Income tax expense	(368)	(230)	(138)
Net loss	$(81,580)	$(64,915)	$(16,665)

Revenue from Collaboration and Licensing

Revenue was $20.1 million for the year ended December 31, 2023, compared to $14.2 million for the year ended December 31, 2022.

The increase of $5.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to higher partial recognition of the upfront and milestone payments under the Gilead and Roche collaborations, partially offset by lower aggregate cost reimbursements received under these collaborations.

For the years ended December 31, 2023 and 2022, revenue included $1.9 million and $5.2 million, respectively, from reimbursement of research and development expenses, and $18.2 million and $4.0 million, respectively, from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue for the year ended December 31, 2022 included $5.0 million that were recognized upon the achievement of a research milestone related to the Restated Gilead Collaboration Agreement.

For the year ended December 31, 2023, revenue included $8.5 million related to the Restated Gilead Collaboration Agreement, of which $1.4 million resulted from reimbursement of research and development expenses, and $7.1 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $11.6 million related to the Roche Collaboration Agreement, of which $11.1 million resulted from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue, and $0.5 million from reimbursement of expenses.

For the year ended December 31, 2022, revenue included $13.9 million related to the Restated Gilead Collaboration Agreement, of which $5.2 million resulted from reimbursement of research and development expenses, $3.7 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue and $5.0 million from revenue that was immediately recognized upon the achievement of a research milestone. In the year ended December 31, 2022 we completed the recognition of the deferred revenue related to the $4.0 million milestone payment that we received in 2020 related to the Restated Gilead Collaboration Agreement. In addition, revenue included $0.3 million related to the Roche Collaboration Agreement, which resulted from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

Research and Development Expenses

For the year ended December 31, 2023, our research and development expenses were $86.4 million, compared to $68.6 million, for the year ended December 31, 2022.

The increase of $17.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was attributable to an increase in direct research and development expenses of $12.4 million, and an increase in indirect research and development expenses of $5.4 million. The increase in direct research and development expenses was primarily driven by higher clinical trial expenses for our HB-200 program, which continued to enroll patients, primarily in the first line combination arm with pembrolizumab, as well as increased spending for our Roche partnered HB-700 program. These increases were partially offset by lower manufacturing expenses, including for our HB-300 program. Indirect research and development expenses increased mainly because of personnel related expenses including stock-based compensation, partially offset by lower expenses for consulting and professional services.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were $18.6 million, compared to $18.8 million for the year ended December 31, 2022.

The decrease was primarily due to a decrease in other expenses of $1.1 million, partially offset by an increase in personnel-related expenses of $0.8 million, and an increase in professional and consulting fees of $0.2 million. The decrease in other expenses was primarily due to lower insurance expenses. The increase in personnel-related expenses resulted from a growth in headcount along with increased salaries in our general and administrative functions as well as expenses for contractors, partially offset by decreased stock compensation expenses.

Impairment Expenses

Impairment expenses for the year ended December 31, 2023 was comprised of $12.8 million of asset write-downs related to our GMP manufacturing facility project. As a result of the strategic considerations preceding the decision to implement a Restructuring Plan, we assessed the recoverability of the long-lived assets related to the GMP manufacturing project at December 31, 2023, and concluded it was more likely than not, that the GMP manufacturing facility project will be discontinued leading to a trigger for the impairment test that ultimately resulted in the write-offs.

Grant Income

In the year ended December 31, 2023 we recorded grant income of $11.2 million, compared to $7.9 million in the year ended December 31, 2022 from grants, research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $3.3 million was primarily due to higher income of $2.1 million from Austrian research and development incentives as a result of higher eligible research and development expenses, $1.4 million related to the New York State life sciences research and development program for the years 2019 to 2021, and $0.1 million related to the New York City biotechnology tax credit program, partially offset by lower imputed benefits from below market interest rates on loans from governmental agencies of $0.3 million.

Interest Income and Expense

Interest income was $5.3 million for the year ended December 31, 2023, compared to $1.6 million for the year ended December 31, 2022. The increase in interest income of $3.7 million for the year ended December 31, 2023 was a result of the rising U.S. dollar and euro interest rates. Interest income represents interest from cash and cash equivalents held in U.S. dollars and euros resulting from the proceeds from the issuance of common and preferred stock as well as payments received under our Gilead and Roche collaborations. During the year ended December 31, 2023 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, the necessary amounts to cover short-term working capital requirements were held in euros and dollars at our Austrian subsidiary.

Interest expenses for loans from government agencies were $0.3 million for the year ended December 31, 2023, compared to $0.7 million for the year ended December 31, 2022. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest.

Other Income and Expenses

Other income was $0.3 million for the year ended December 31, 2023, compared to other expenses of $0.4 million for the year ended December 31, 2022. The change in the year ended December 31, 2023 resulted primarily from exchange rate differences and foreign currency remeasurements.

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

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. In December 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In March 2022, we completed a follow-on public offering in which we issued 21,700,000 shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. In June 2023, we completed a follow-on public offering in which we issued 22,900,768 shares of our common stock, at $1.31 per share, and 15,268 shares of our Series A-2 convertible preferred stock, at $1,310.00 per share, for net proceeds of $46.2 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 1,666,666 shares of our common stock for $5.0 million, at a purchase price of $3.00 per share, and in December 2023, Gilead purchased 15,000,000 shares of our common stock, at $1.4167 per share, for net proceeds of $21.1 million after deducting offering expenses. Gilead also committed to purchase an additional $8.7 million of common stock as pro-rata participation in potential future equity raises (see “Note 11. Common stock, Class A common stock and convertible preferred stock” to our consolidated financial statements appearing elsewhere in this Annual Report). We also received $46.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Gilead Collaboration Agreement and $35.0 million from non-refundable upfront and milestone payments related to the Roche Collaboration Agreement. As of December 31, 2023, we had cash, cash equivalents and restricted cash of $117.5 million.

On July 12, 2022, we filed a registration statement on Form S-3 (the Registration Statement) with the SEC, which was declared effective on July 21, 2022. The Registration Statement registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with SVB Securities LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement or the ATM Program. As of December 31, 2023, no sales had been made pursuant to the ATM Program.

We entered into various funding agreements with the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or “FFG”). The loans by FFG (the “FFG Loans”), were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of our assets. The remaining debt obligation under the FFG loan is $1.2 million, which is due for repayment upon final maturity in 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of December 31, 2023, the unamortized debt discount related to FFG Loans was $0.1 million.

We entered into arrangements with contract manufacturing organizations. As of December 31, 2023, we had total non-cancellable obligations under such contracts of $7.4 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. As of December 31, 2023, we had an accumulated deficit of $369.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$(57,524)	$(19,997)
Net cash used in investing activities	(4,159)	(5,017)
Net cash provided by financing activities	65,670	72,271
Net increase in cash and cash equivalents	3,987	47,257

Cash Used in Operating Activities

During the year ended December 31, 2023, cash used in operating activities was $57.5 million, which consisted of a net loss of $81.6 million, adjusted by non-cash charges of $18.8 million and cash provided due to changes in our operating assets and liabilities of $5.3 million. The non-cash charges consisted primarily of restructuring expenses of $12.8 million, resulting from a write-off of our GMP manufacturing facility project, depreciation and amortization expense of $3.6 million, stock-based compensation of $2.3 million and other non-cash items of $0.1 million. The change in our operating assets and liabilities was primarily due to an increase in accounts payable of $6.5 million, a decrease in accounts receivable of $6.2 million, primarily resulting from the collection of a $5.0 million milestone payment and cost reimbursements from Gilead, an increase in other non-current liabilities of $2.7 million, a decrease in prepaid expenses and other current assets of $1.7 million, an increase in accrued expenses and other current liabilities of $0.5 million, and a decrease in other non-current assets of $0.3 million, partially offset by a decrease in deferred revenues of $8.3 million, an increase in receivable research incentives of $2.7 million, and a decrease in operating lease liabilities of $1.6 million.

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

Cash Used in Investing Activities

During the years ended December 31, 2023 and 2022, cash used in investing activities was $4.2 million and $5.0 million, respectively. The decrease of $0.8 million compared to the year ended December 31, 2022 resulted from lower capital expenditures in connection with our GMP manufacturing facility project and lower expenditures for purchase of equipment. Cash used in investing activities in the year ended December 31, 2023 resulted from capital expenditures in connection with our GMP manufacturing facility project and for purchase of property and equipment.

During the year ended December 31, 2022, cash used in investing activities resulted primarily from capital expenditures in connection with our GMP manufacturing facility project as well as expenditures for laboratory and office space extension and purchase of equipment.

Cash Provided by Financing Activities

During the year ended December 31, 2023, cash provided by financing activities was $65.7 million, which consisted mainly of net proceeds of $46.3 million from our follow-on public offering in June 2023 and of net proceeds of $21.2 million from Gilead’s purchase of 15,000,000 shares of our common stock in December 2023, partially offset by principal repayments of loans of $1.8 million.

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

In the year ended December 31, 2023, we recorded $1.6 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2023, no payable from sublicensing fees was included in accrued expenses and other current liabilities. In the year ended December 31, 2022, we recorded $1.0 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2022, $1.2 million payables from sublicensing fees were included in accounts payable.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2023.

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

We have entered into the Roche Collaboration Agreement for the development and commercialization of certain of our product candidates. Our performance obligations under the terms of this agreement include one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation to perform research and development services and to deliver a specified package of preclinical data and results with respect to targeting undisclosed cancer antigens (“UCA program”). Payments by Roche under the Roche Collaboration Agreement included a non-refundable up-front payment, payments based upon the achievement of defined milestones, an additional payment if the option for the UCA program is exercised and royalties on product sales if certain future conditions are met. In January 2024, Roche provided us with written notice of the termination of the collaboration and licensing agreement.

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

Leasing

The determination of whether an arrangement is qualified as a lease is made at contract inception. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. We use the implicit rate when readily determinable and our incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. The lease payments used to determine operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized as operating lease assets on the consolidated balance sheets. Certain of our arrangements contain lease and non-lease components. We applied an accounting policy choice to separate or not to separate lease payments for the identified assets from any non-lease payments included in the contract by asset class. Operating leases are reflected in operating lease assets, in accrued expenses and other current liabilities and in non-current operating lease liabilities in our consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

We estimate the fair value of each stock option award using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make. As we have only been a public company since 2019, we estimate the expected stock volatility based on the volatility of our own stock as well as the historical volatility of a publicly traded set of peer companies until such time that we have adequate historical data regarding the volatility of our own traded stock price. For options with service-based vesting conditions, the expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We do not estimate and apply a forfeiture rate as we have elected to account for forfeitures as they occur.

Recognition of other income under government grant agreements and research incentives

We recognize income from grants, research incentives and the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate on loans received from Austrian government agencies as well as from New York State and New York City government agencies in the United States. Income from grants and incentives is recognized in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, we recognize grant and incentive income in an amount equal to the qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign exchange rates and inflation. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.

Foreign Currency and Exchange Risk

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of December 31, 2023 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. Assets and liabilities of Hookipa Biotech GmbH are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the condensed consolidated Statements of Operations and Comprehensive Loss as incurred. A significant portion of our operating costs are in Austria, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 10% weakening of the U.S. dollar compared to the euro would have increased our net loss for the year ended December 31, 2023, by approximately $2.8 million and decreased our currency translation adjustment by approximately $0.3 million. A hypothetical 10% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $117.5 million as of December 31, 2023, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Impacts of Inflation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation has had a material effect on our historical results of operations and financial condition. However, inflation, has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to conduct clinical trials and other operational costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through raising funds or other corrective measures, and our inability or failure to do so could adversely affect our business, financial condition, and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

Item 8.  Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, our management assessed the effectiveness of our internal control over financial report as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.  Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

We intend to file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Director Biographies,” “Executive Officers,” “The Board of Directors and its Committees,” “Corporate Governance” and “Delinquent Section 16(a) Reports”.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “The Board of Directors and Its Committees – Board Independence.”

Item 14.  Principal Accountant’s Fees and Services

The information required by this Item 14 is incorporated by reference to the sections of the 2024 Proxy Statement under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm.”

Part IV

Item 15.  Exhibits.

(1) Financial Statements and Financial Statement Schedules

The following documents are included on pages F-1 through F-7 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

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

4.4

Registration Rights Agreement, dated June 17, 2022, by and between the Company and Gilead Sciences, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022 (File No. 001-38869) and incorporated herein by reference)

10.1#

HOOKIPA Pharma Inc. 2018 Stock Option and Grant Plan and forms of awards thereunder (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.2#

Amended and Restated 2019 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023 (File No.001-38869) and incorporated herein by reference)

10.3#

Incentive Stock Option Agreement under the Company’s 2019 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.4#

Non-Qualified Stock Option Agreement for Company Employees under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.5#

Non-Qualified Stock Option Agreement for Non-Employee Directors under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.6#

Restricted Stock Award Agreement under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.7#

Restricted Stock Award Agreement for Company Employees under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.8#

Restricted Stock Award Agreement for Non-Employee Directors under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.9#	2019 Employee Stock Purchase Plan (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.10#

HOOKIPA Pharma Inc. 2023 Inducement Plan and form of award agreements thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2023 (File No. 001-38869) and incorporated herein by reference)

10.11#

Form of Director Indemnification Agreement (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.12#

Form of Officer Indemnification Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.13#

Employment Agreement between Joern Aldag and HOOKIPA Biotech GmbH (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.14#

Employment Agreement between Reinhard Kandera and HOOKIPA Biotech GmbH (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.15#

Employment Agreement between Klaus Orlinger and HOOKIPA Biotech GmbH, dated January 1, 2022 (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 24, 2021 (File No. 001-38869) and incorporated herein by reference)

10.16#

Employment Agreement between Christine Baker and the Registrant, dated August 1, 2019 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023 (File No. 001-38869) and incorporated herein by reference)

10.17#

Consultancy Service Agreement between Hookipa Biotech GmbH and Malte Peters, effective September 15, 2023 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023 (File No. 001-38869) and incorporated herein by reference)

10.18

Lease by and between HOOKIPA Biotech GmbH and Marxbox Bauprojekt GmbH & Co OG, dated February 3, 2012, as supplemented by the Lease Agreement, dated April 2, 2014 (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.19

Lease by and between HOOKIPA Biotech GmbH and Wüstenrot Marxbox GmbH & Co KG, dated May 15, 2018 (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.20†

Amended and Restated Collaboration and License Agreement, by and between Hookipa Biotech GmbH and Gilead Sciences, Inc., dated as of February 15, 2022 (filed as Exhibit 10.1. to the Company’s Current Report on Form 8-K/A filed on March 1, 2022 (File No. 001-38869) and incorporated herein by reference)

10.21†

Patent License Agreement, by and between Hookipa Biotech GmbH and the University of Zurich, dated as of October 6, 2011 (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.22†

Patent License Agreement, by and between Hookipa Biotech AG and the University of Basel, dated as of January 16, 2017 (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.23†

Patent License Agreement, by and between Hookipa Biotech AG and the University of Geneva, dated as of February 8, 2017 (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.24†

The National Institutes of Health Biological Materials License Agreement, by and between the National Institutes of Health within the Department of Health and Human Services through the Office of Technology Transfer and Hookipa Biotech AG, dated as of September 25, 2013, as amended by the First Amendment, dated April 12, 2017, and the Second Amendment, dated July 11, 2018 (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.25

Funding Contract, by and between Hookipa Biotech AG and The Austrian Research Promotion Agency, dated August 8, 2012, as extended by the Funding Contract, dated December 17, 2013, and the Funding Contract, dated May 22, 2015 (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.26

Funding Contract, by and between Hookipa Biotech AG and The Austrian Research Promotion Agency, dated December 16, 2014, as extended by the Funding Contract, dated October 4, 2016, the Funding Contract, dated February 27, 2018, and the Funded Contract dated October 25, 2019 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 18, 2021 (File No. 001- 38869) and incorporated herein by reference)

10.27

Lease by and between the Registrant and Wüstenrot Marxbox GmbH & Co. KG, dated February 26, 2019 (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.28

Amended and Restated Stock Purchase Agreement, by and between the Registrant and Gilead Sciences, Inc., dated as of December 20, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2023 (File No. 001-38869) and incorporated herein by reference)

10.29††

Research Collaboration and License Agreement, dated October 19, 2022, by and among Hookipa Biotech GmbH, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2022 (File No. 001-38869) and incorporated herein by reference)

10.30

Amendment No. 1 to License Agreement, by and between University of Basel and Hookipa Biotech GmbH, dated July 11, 2022 (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 15, 2023 (File No. 001-38869) and incorporated herein by reference).

10.31

Amendment No. 2 to License Agreement, by and between University of Basel and Hookipa Biotech GmbH, dated September 15, 2022 (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 15, 2023 (File No. 001-38869) and incorporated herein by reference).

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

32.1+	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97.1*	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of this document (indicated by “[***]” have been omitted because they are not material and are the type that the Company treats as private and confidential.
#	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

* Filed herewith.

+Furnished herewith.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKIPA Pharma Inc.

Date: March 22, 2024	By:	/s/ Joern Aldag
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

Signature	Title(s)	Date

/s/ Joern Aldag	Chief Executive Officer and Director	March 22, 2024
Joern Aldag	(Principal Executive Officer)

/s/ Reinhard Kandera	Chief Financial Officer and Director	March 22, 2024
Reinhard Kandera	(Principal Financial and Accounting Officer)

/s/ Jan van de Winkel
Jan van de Winkel, Ph.D.	Chairman of the Board	March 22, 2024

/s/ Terry Coelho
Terry Coelho	Director	March 22, 2024

/s/ David Kaufman
David Kaufman	Director	March 22, 2024

/s/ Malte Peters
Malte Peters, M.D,	Director	March 22, 2024

/s/ Timothy Reilly
Timothy Reilly, Ph.D.	Director	March 22, 2024

/s/ Julie O’Neill
Julie O’Neill	Director	March 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of HOOKIPA Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HOOKIPA Pharma Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

March 22, 2024

PwC Wirtschaftsprüfung GmbH

/s/ Gabor Kruepl

Austrian Certified Public Accountant

We have served as the Company's, or its predecessors, auditor since 2012, which includes periods before the Company became subject to SEC reporting requirements.

PART I—FINANCIAL INFORMATION

HOOKIPA PHARMA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$117,096	$112,488
Restricted cash	—	537
Accounts receivable	511	6,533
Receivable research incentives	18,760	15,479
Prepaid expenses and other current assets	10,749	12,159
Total current assets	147,116	147,196
Non-current assets:
Restricted cash	425	419
Property, plant and equipment, net	7,742	17,970
Operating lease right of use assets	5,473	4,006
Other non-current assets	581	863
Total non-current assets	14,221	23,258

Total assets	$161,337	$170,454

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,498	$5,488
Deferred revenues	14,631	15,684
Operating lease liabilities, current	1,638	1,688
Accrued expenses and other current liabilities	12,101	11,178
Loans payable, current	1,120	1,594
Total current liabilities	41,988	35,632
Non-current liabilities
Loans payable, non-current	—	911
Operating lease liabilities, non-current	3,801	2,310
Deferred revenues, non-current	19,674	25,664
Other non-current liabilities	6,017	3,420
Total non-current liabilities	29,492	32,305
Total liabilities	71,480	67,937

Commitments and contingencies (Note 14)

Stockholders’ equity:

Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; Series A convertible preferred stock, 2,978 shares designated, 370 and 1,697 shares outstanding at December 31, 2023 and December 31, 2022, respectively; Series A-1 convertible preferred stock, 15,800 shares designated, 10,800 and 15,800 shares outstanding at December 31, 2023 and December 31, 2022, respectively; Series A-2 convertible preferred stock, 15,268 shares and no shares designated, and 15,268 and no shares outstanding at December 31, 2023 and December 31, 2022, respectively

	0	0
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 96,550,590 shares and 52,317,138 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10	5
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 2,399,517 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	0	0
Additional paid-in capital	467,041	397,349
Accumulated other comprehensive loss	(7,933)	(7,156)
Accumulated deficit	(369,261)	(287,681)
Total stockholders’ equity	89,857	102,517

Total liabilities and stockholders’ equity	$161,337	$170,454

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenue from collaboration and licensing	$20,129	$14,249	$18,448
Operating expenses:
Research and development	(86,424)	(68,645)	(82,853)
General and administrative	(18,633)	(18,759)	(17,269)
Impairment expense	(12,766)	—	—
Total operating expenses	(117,823)	(87,404)	(100,122)
Loss from operations	(97,694)	(73,155)	(81,674)
Other income (expense):
Grant income	$11,193	$7,916	$9,724
Interest income	5,293	1,633	27
Interest expense	(317)	(687)	(898)
Other income and (expenses), net	313	(392)	(2,843)

Total other income, net	16,482	8,470	6,010

Net loss before tax	(81,212)	(64,685)	(75,664)

Income tax expense	(368)	(230)	(1)

Net loss	(81,580)	(64,915)	(75,665)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(777)	(2,376)	1,287
Comprehensive loss	$(82,357)	$(67,291)	$(74,378)

Net loss per share — basic and diluted	$(0.86)	$(0.99)	$(2.30)

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2022	17,497	$0	52,317,138	$5	2,399,517	$0	$397,349	$(7,156)	$(287,681)	$102,517
Issuance of Series A-2 convertible preferred stock upon public offering at $1,310 per share for cash, net of issuance costs of $1,471	15,268	0	—	—	—	—	18,530	—	—	18,530
Issuance of common stock upon public offering at $1.31 per share for cash, net of issuance costs of $2,207	—	—	22,900,768	2	—	—	27,791	—	—	27,793
Issuance of common stock upon stock purchase agreement with Gilead at $1.4167 per share for cash, net of issuance costs of $136	—	—	15,000,000	2	—	—	21,112	—	—	21,114
Conversion of Series A convertible preferred stock to common stock	(1,327)	(0)	1,327,000	0	—	—	(0)	—	—	—
Conversion of Series A-1 convertible preferred stock to common stock	(5,000)	(0)	5,000,000	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	5,684	0	—	—	1	—	—	1
ATM costs	—	—	—	—	—	—	(86)	—	—	(86)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(777)	—	(777)
Stock-based compensation expense	—	—	—	—	—	—	2,345	—	—	2,345
Net loss	—	—	—	—	—	—	—	—	(81,580)	(81,580)
Balances as of December 31, 2023	26,438	$0	96,550,590	$10	2,399,517	$0	$467,041	$(7,933)	$(369,261)	$89,857

								Accumulated
			Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of January 1, 2021	2,978	$0	25,948,712	$3	3,819,732	$0	$309,288	$(6,067)	$(147,101)	$156,123
Conversion of Series A convertible preferred stock to common stock	(1,281)	(0)	1,281,000	0	—	—	(0)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	110,071	0	—	—	203	—	—	203
Vesting of restricted stock	—	—	43,700	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,287	—	1,287
Stock-based compensation expense	—	—	—	—	—	—	7,644	—	—	7,644
Net loss	—	—	—	—	—	—	—	—	(75,665)	(75,665)
Balances as of December 31, 2021	1,697	$(0)	27,383,483	$3	3,819,732	$0	$317,135	$(4,780)	$(222,766)	$89,592
Issuance of Series A-1 convertible preferred stock upon public offering at $2,000 per share for cash, net of issuance costs of $1,975	15,800	0	—	—	—	—	29,625	—	—	29,625
Issuance of common stock upon public offering at $2.00 per share for cash, net of issuance costs of $2,713	—	—	21,700,000	2	—	—	40,685	—	—	40,687
Issuance of common stock upon stock purchase agreement with Gilead at $3.00 per share for cash, no issuance costs	—	—	1,666,666	0	—	—	5,000	—	—	5,000
Conversion of Class A common stock to common stock	—	—	1,420,215	0	(1,420,215)	(0)	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	34,223	0	—	—	3	—	—	3
Vesting of equity grants	—	—	112,551	0	—	—	(0)	—	—	—
ATM costs	—	—	—	—	—	—	(142)	—	—	(142)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(2,376)	—	(2,376)
Stock-based compensation expense	—	—	—	—	—	—	5,043	—	—	5,043
Net loss	—	—	—	—	—	—	—	—	(64,915)	(64,915)
Balances as of December 31, 2022	17,497	$0	52,317,138	$5	2,399,517	$0	$397,349	$(7,156)	$(287,681)	$102,517

The accompanying notes are an integral part of these consolidated financial statements

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(81,580)	$(64,915)	$(75,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,345	5,043	7,644
Depreciation and amortization expense	3,552	3,602	4,640
Impairment expense	12,766	—	—
Other non-cash items	64	160	1,226
Changes in operating assets and liabilities:
Accounts receivable	6,180	(341)	(1,943)
Receivable research incentives	(2,726)	(1,958)	(295)
Prepaid expenses and other current assets	1,735	2,007	(7,091)
Other non-current assets	304	424	416
Accounts payable	6,499	(1,999)	858
Deferred revenues	(8,258)	35,508	1,422
Operating lease liabilities	(1,622)	(1,584)	(1,588)
Accrued expenses and other liabilities	490	2,510	4,776
Other non-current liabilities	2,727	1,546	(416)
Net cash used in operating activities	(57,524)	(19,997)	(66,016)

Investing activities:
Purchases of property and equipment	(4,159)	(5,017)	(12,581)

Net cash used in investing activities	(4,159)	(5,017)	(12,581)

Financing activities:
Payments related to finance leases	—	(25)	(438)
Proceeds from issuance of convertible preferred stock, net of issuance costs	18,530	29,625	—
Proceeds from issuance of common stock, net of issuance costs	49,043	45,691	203
Payments for deferred offering costs	(149)	(195)	—
Repayments of borrowings	(1,754)	(2,825)	—

Net cash provided by (used in) financing activities	65,670	72,271	(235)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,987	47,257	(78,832)

Cash, cash equivalents and restricted cash at beginning of period	113,444	66,912	143,177
Effect of exchange rate changes on cash, cash equivalents and restricted cash	90	(725)	2,567
Cash, cash equivalents and restricted cash at end of period	$117,521	$113,444	$66,912

Supplemental disclosure of cash flow information:
Cash paid for interest	$(14)	$(32)	$(48)
Cash paid for income taxes	$(403)	$(1)	$(1)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$(34)	$(56)	$(742)
Lease assets obtained in exchange for new operating lease liabilities	$2,874	$225	$2,727
Lease assets derecognized upon lease cancellation	$—	$—	$1,061

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

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through December 31, 2023, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $81.6 million, $64.9 million and $75.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had an accumulated deficit of $369.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 22, 2024, the filing date of this Annual Report on Form 10-K, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the consolidated financial statements.

The Company will seek additional funding in order to reach its development and commercialization objectives. The Company may seek funds through further equity financings, debt financings, collaborations, strategic alliances and

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue and income, the accrual of research and development expenses and general and administrative expenses, the present value of lease right of use assets and corresponding liabilities, the valuation of stock-based awards, the valuation of current and non-current loans payable and the impairment of long-lived assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the years ended December 31, 2023 and December 31, 2022 the net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with two of the largest investment grade U.S. financial institutions and have been partially invested in money market funds. The money market funds, held in U.S. dollars, are primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2023 and December 31, 2022, the Company’s cash and

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

cash equivalents included smaller amounts of cash balances held in accounts with regional European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of December 31, 2023 and December 31, 2022, respectively, Gilead Sciences, Inc. (“Gilead”) and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together “Roche”) accounted for the majority of the accounts receivable balance. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021 Gilead and Roche accounted for the majority of the Company’s revenues. Other customers accounted for less than 10.0% of accounts receivable or net sales. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2023 and December 31, 2022 cash equivalents consisted of money market funds and short-term deposits.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 5).

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capitalized Software Development Cost

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as software business applications used in the normal course of business, are capitalized in accordance with ASC 350. These costs are recognized on a straight-line basis in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement, over the term of the arrangement, plus reasonably certain renewals. Amortization expense of $0.1 million associated with the Company's cloud computing arrangements has been recognized during each of the fiscal years ended December 31, 2023 and December 31, 2022 (see Note 6). The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value (see Note 4. and Note 6.).

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

Under the collaboration and license agreement with Gilead (as amended and restated, the “Gilead Collaboration Agreement”), the parties agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of the hepatitis B virus (“HBV”) and the human immunodeficiency virus (“HIV”). In February 2022, the parties signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”), which revised the terms only for the HIV program, whereby the Company took on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. The Company’s performance obligations under the terms of the original agreement include one combined performance obligation for each research program (HBV and HIV) comprised of the transfer of intellectual property rights (licenses) and providing research and development services. The terms of the Restated Gilead Collaboration Agreement added an additional performance obligation to perform research and development work for the HIV program. The licenses do not

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

represent distinct performance obligations, because they cannot be used without the research and development services. Payments to the Company under the Restated Gilead Collaboration Agreement include a non-refundable up-front payment, payments for research and development activities, payments based upon the achievement of defined milestones, and if certain future conditions are met, payments for manufacturing services, commercial milestones and royalties on product sales.

Under the research collaboration and license agreement with Roche (the “Roche Collaboration Agreement”), the Company has agreed to conduct research and early clinical development through Phase 1b for HB-700, a novel investigational arenaviral immunotherapy for the treatment of KRAS-mutated cancers. The Roche Collaboration Agreement also includes an obligation of the Company to deliver a specified package of preclinical data and results with respect to a second program, targeting undisclosed cancer antigens (collectively “UCAs”) and an option for Roche to license the UCA program. The Company’s performance obligations under the terms of the Roche Collaboration Agreement include one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation to perform research and development services with respect to the UCA program. The UCA Option provides a right to license the program at the standalone selling price and therefore does not constitute a separate performance obligation. Payments to the Company under the Roche Collaboration Agreement include a non-refundable up-front payment, payments based upon the achievement of defined milestones, an additional payment if the option for the UCA program is exercised and royalties on product sales. In January 2024, Roche provided written notice of the termination of the collaboration and licensing agreement to the Company.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Government grant agreements and research incentives

The Company recognizes funding from grants and research incentives received from Austrian government agencies as well as from New York State and New York City government agencies in the United States as other income. Income from grants and incentives is recognized in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Comprehensive loss

Comprehensive loss includes net loss and foreign currency translation adjustments. For the years ended December 31, 2023 and December 31, 2022 comprehensive loss included $0.8 million and $2.4 million, respectively, of foreign currency translation loss adjustments. For the year ended December 31, 2021, comprehensive loss included $1.3 million of foreign currency translation gain adjustments.

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

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Adopted as of current period

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718) to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. Staff Accounting Bulletin No. 120 provides guidance to companies issuing share-based awards shortly before announcing material, nonpublic information to consider such material nonpublic information to adjust observable market prices if the release of material nonpublic information is expected to affect the share price. The ASU does not provide any new guidance so there is no transition or effective date associated with it and therefore, the Company adopted the ASU with no impact to its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU provides guidance that simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The new guidance reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments intended to improve the information provided to users. The guidance also amended the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Finally, the standard changed the way certain convertible instruments are treated when calculating earnings per share. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years with early adoption permitted. The Company adopted this standard with no impact to its consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company is not early adopting, and therefore, this ASU is not adopted in the current period. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company is not early adopting, and therefore this ASU is not adopted in the current period. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

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

The $10.0 million upfront payment, the $15.0 million initiation fee and $8.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of December 31, 2023, $7.5 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2022, $14.3 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 55.2% of deferred revenue is expected to be recognized as revenue in 2024, 36.8% in 2025 and the remaining 8.0% in 2026.

In the year ended December 31, 2023, the Company recognized $7.1 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $1.4 million revenue from cost reimbursements for research and development services. In the year ended December 31, 2022, the Company recognized $3.7 million of the upfront and milestone payments that were originally recorded as deferred revenue, $5.2 million revenue from cost reimbursements for research and development services and $5.0 million revenue from a milestone achieved in December 2022. In the year ended December 31, 2021, the Company recognized $2.1 million of the upfront and milestone payments that were originally recorded as deferred revenue and $16.3 million revenue from cost reimbursements for research and development services.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the triggering payment is recognized. As of December 31, 2023 and 2022, the contract asset relating to the sublicense payment was $0.1 million and $0.2 million, respectively, and there was no liability relating to sublicense payment.

Roche Collaboration and License Agreement

In October 2022, the Company entered into the Roche Collaboration Agreement whereby the Company and Roche agreed to collaborate with respect to the development of novel arenaviral immunotherapies for KRAS-mutated cancers and, potentially, a second, novel arenaviral immunotherapeutic program targeting specific undisclosed cancer antigens. In January 2024, Roche provided written notice of the termination of the collaboration and licensing agreement to the Company (see Note 18. “Subsequent Events”).

Under the terms of the terminated Roche Collaboration Agreement, the Company granted Roche an exclusive, royalty-bearing license to the Company’s technology platforms for KRAS-mutated cancers, and an option right to exclusively license a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. Pursuant to the terms of the Collaboration Agreement, following the termination notice, the Collaboration Agreement will end on April 25, 2024. The Company remains eligible for a final milestone payment associated with an IND submission. Effective April 25, 2024, the Company will regain full control of the associated intellectual property portfolio and will have full collaboration and licensing rights for the KRAS program.

Upon signing the Roche Collaboration Agreement in October 2022, the Company received a non-refundable upfront payment of $25.0 million.

This upfront payment, and a $10.0 million milestone payment received in the twelve months ended December 31, 2023 were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of December 31, 2023, $26.8 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2022, $27.0 million of the upfront payment was included as a liability in deferred revenues, current and non-current. The deferred revenues related to the $25.0 million upfront payment and the $10.0 million milestone payment are subject to foreign currency exchange rate fluctuations in future accounting periods.

In the year ended December 31, 2023, the Company recognized $11.1 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.5 million revenue from cost reimbursements for activities related to the preparation of a first in human trial. In the year ended December 31, 2022, the Company recognized $0.3 million of the upfront payment that was originally recorded as deferred revenue.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of December 31, 2023, the contract asset relating to the sublicense payment was $2.0 million and there was no liability relating to sublicense payment. As of December 31, 2022 the contract asset and the liability relating to the sublicense payment was $1.5 million and $1.2 million, respectively.

4. Impairment

On January 29, 2024, the Company announced its decision to prioritize the clinical development of its HB-200 program for the treatment of HPV16+ head and neck cancers and its two Gilead-partnered infectious disease programs and to pause development activities related to HB-300 and most of its preclinical research activities (see Note 18. “Subsequent Events”). In connection with this strategic refocus, the Company’s board of directors approved a Restructuring Plan to rebalance the Company’s cost structure, which includes a reduction of the Company’s workforce

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

by approximately 30% and the discontinuation of the Company’s GMP manufacturing facility project. The Company expects the Restructuring Plan to be implemented and substantially completed by the end of the first quarter of 2024.

As a result of the strategic considerations preceding the adoption of the Restructuring Plan, the Company assessed the recoverability of the long-lived assets relating to the GMP manufacturing project at December 31, 2023, and determined that the undiscounted cash flows of the asset group were below the carrying values, indicating impairment. The assets were written down to their estimated fair value, which was determined based on the cost approach. The resulting impairment charges were included within Impairment expense in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the effect of non-cash impairment charges (in thousands):

	December 31,	December 31,
	2023	2022
Non-cash impairment charges
Asset write-offs	$(12,766)	$—
Total non-cash charges	$(12,766)	$—

5. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at December 31, 2023 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$91,084	$—	$—	$91,084
Total	$91,084	$—	$—	$91,084

	Fair Value Measurement at December 31, 2022 Using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,491	$—	$—	$85,491
Total	$85,491	$—	$—	$85,491

During the year ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022

Land	$2,025	$1,959
Leasehold improvements	3,300	3,164
Construction in progress	212	10,567
Laboratory equipment	8,722	7,403
Furniture and fixtures	654	622
Computer equipment and software	2,652	2,034
Property and equipment, gross	17,565	25,749
Less: Accumulated depreciation	(9,823)	(7,779)
Property and equipment, net	$7,742	$17,970

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $2.0 million, $1.9 million and $2.1 million, respectively. Construction-in-progress as of December 31, 2022 mainly related to investments in connection with the Company’s GMP manufacturing facility project.

As a result of the strategic considerations preceding the adoption of the Restructuring Plan (see Note 4. and Note 18.) the Company determined that the estimated undiscounted future cash flows for its asset group related to the GMP manufacturing facility project were less than their carrying values. The Company therefore recognized an impairment loss of $12.8 million related to the GMP manufacturing facility project for the year ended December 31, 2023, which reduced the carrying value of this asset group to zero. Impairment charges are included within Impairment expense in the Consolidated Statements of Operations and Comprehensive Loss.

There were no impairments in the years ended December 31, 2022 and 2021.

7. Receivable research incentive

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

Furthermore, the Company participated in the life sciences research and development program provided by the New York State government under which it was entitled to reimbursement of a percentage of qualifying research and development expenses in New York State up to $0.5 million per year for the years 2019 to 2021. Incentive amounts are generally paid out six to nine months after amended tax returns including a certificate of tax credit issued by Empire State Development are filed.

The Company also participates in the New York City biotechnology tax credit program, according to which certain expenses for business in the biotechnology field in New York City limited to $0.25 million per year for three

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consecutive years from January 1, 2023 to December 31, 2025 are incentivized. The biotechnology tax credit can be refunded or applied against the next year's tax if it exceeds the current year's tax liability.

As of December 31, 2023, the Company recognized receivables of $18.8 million from the research incentive programs, which are reported in research incentive receivables in the Company’s consolidated balance sheet. $17.3 million relate to the Austrian research incentive program, $1.4 million relate to the New York State life sciences research and development program and $0.1 million relate to the New York City biotechnology tax credit program. As of December 31, 2022, the receivables from the research incentive program were $15.5 million and related to the Austrian research incentive program.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded $10.9 million, $7.3 million and $8.9 million, respectively, of income related to the incentive programs within the Company’s consolidated statements of operations and comprehensive loss as part of the grant income. Income for the year ended December 31, 2023 included $9.4 million related to the Austrian incentive program, $1.4 million related to the New York State life sciences research and development program and $0.1 million related to the New York City biotechnology tax credit program. Income for the years ended December 31, 2022 and 2021 related to the Austrian incentive program. Research incentives depend on the eligible research and development expenses of the respective period.

8. Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms ranging from less than 1 year to 5.2 years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use assets and lease liabilities. The Company’s current leases qualify as operating leases. The Company is required to maintain a cash balance of $0.4 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the consolidated balance sheet as of December 31, 2023.

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

		Year ended	Year ended	Year ended
	Income statement location	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease expenses	Research and development expenses	$1,347	$1,430	1,910
	General and administrative expenses	242	219	203
Finance lease amortization expenses	Research and development expenses	—	89	425
	General and administrative expenses	—	—	7
Interest on finance lease liabilities	Interest expenses	—	0	5
Sublease income	Other income (expense)	—	—	(40)
Net lease expense		$1,589	$1,738	2,510

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The minimum lease payments for the next five years and thereafter are expected to be as follows (in thousands):

December 31, 2023
Operating lease
2024	1,655
2025	1,627
2026	1,351
2027	1,213
2028	4
Thereafter	1
Total lease payments	5,851
Less: interest	412
Present value of lease liabilities	$5,439

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	December 31,	December 31,
	2023	2022
Weighted average remaining lease term in years	3.7	2.8
Weighted average discount rate (1)	4.1%	1.3%

(1) The majority of the contracts are denominated in euros. The discount rate was determined on a currency-equivalent basis.

During the year ended December 31, 2023, the Company agreed on a lease amendment, which extended the term of the lease for its corporate headquarters in New York City by approximately 2.2 years ending at the end of August 2026. The Company also extended the estimated lease term of existing operating leases for the office and laboratory space in Vienna, Austria, by approximately 2.0 years ending at the end of December 2027. Furthermore, the Company signed a lease amendment, which extended the term of the lease for certain parking spaces in its Vienna Office by approximately 5.5 years ending at the end of February 2029. These lease amendments did not include additional right-of-use other than the extended lease term. There is no additional renewal term included in the lease amendments to consider in the estimate of the lease term. The respective lease liabilities were remeasured and the amounts resulting from the remeasurement of the lease liability were recognized as an adjustment to the corresponding right of use asset.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Salaries and bonuses	5,665	4,481
Social security contributions	340	267
Unearned grant income (current)	52	300
Sublicense fees	—	1,220
Accrued external research and development expenses	4,594	3,458
Accrued external general and administration expenses	292	898
Accrued for property and equipment acquisitions	14	—
Income taxes	367	230
Other accruals and liabilities	777	324
	$12,101	$11,178

10. Loans payable

As of December 31, 2023 and December 31, 2022, loans payable consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Loans from FFG	$1,172	$2,855
Unamortized debt discount	(52)	(350)
Total loans payable, net	$1,120	$2,505

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

The Company recognized grant income of $0.3 million, $0.6 million and $0.8 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to the recognition of the unearned income recorded for the imputed benefit of FFG Loans at below-market interest rates. Unearned income (current) related to the imputed benefit of FFG Loans at below-market interest rates was less than $0.1 million and $0.3 million as of December 31, 2023 and 2022, respectively. Unearned income (non-current) presented under loans payable non-current related to such benefit was $0.1 million as of December 31, 2022, and no non-current unearned income as of December31, 2023.

In addition, the Company has recorded a discount to the carrying value of each FFG Loan for the portion of the loan proceeds allocated to grant funding, which is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2023 and 2022, the unamortized debt discount related to FFG Loans was $0.1 million and $0.4 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognized interest expense of $0.3 million, $0.7 million and $0.9 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to the FFG Loans, which included interest expense related to the amortization of debt discount of $0.3 million, $0.7 million and $0.8 million during the years ended December 31, 2023, 2022 and 2021, respectively. Principal repayments of $1.8 million, and $2.8 million were made in the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Payments Due by Calendar Year	Amount
2024	1,172
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total	$1,172

11. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of December 31, 2023, the Company was authorized to issue 200,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock, 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock and 15,268 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-2 convertible preferred stock. As of December 31, 2023, the Company had 96,550,590 shares of common stock, 2,399,517 shares of Class A common stock, 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding and issued.

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

On February 15, 2022, the Company entered into a stock purchase agreement with Gilead (“Stock Purchase Agreement”), that requires Gilead, at the Company’s option, to purchase up to $35.0 million of the Company’s common stock. On February 15, 2022, Gilead purchased an initial amount of 1,666,666 shares of the Company’s common stock

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

in exchange for $5.0 million in cash at a purchase price per share equal to $3.00. On December 20, 2023, the parties amended and restated the Stock Purchase Agreement (the “Amended Stock Purchase Agreement”) and Gilead purchased 15,000,000 shares of the Company’s common stock in exchange for approximately $21.3 million in cash at a purchase price per share equal to $1.4167. Pursuant to the terms of the Amended Stock Purchase Agreement, the Company may require Gilead to purchase the balance of the $8.7 million of common stock as pro-rata participation in potential future equity raises. The Company’s right to sell shares of its common stock to Gilead is subject to specified limitations, including a limitation that prevents the Company from requesting purchases of shares of common stock by Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead. The Company agreed to file a registration statement on Form S-3 to register for resale any additional shares of common stock issued to Gilead within four months from issuance.

On March 4, 2022, the Company closed a public offering of 21,700,000 shares of its common stock and of 15,800 shares of Series A-1 convertible preferred stock at a public offering price of $2.00 and $2,000.00 per share, respectively, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses.

The Company has three series of preferred stock authorized, issued and outstanding as of December 31, 2023: Series A convertible preferred stock, Series A-1 convertible preferred stock, and Series A-2 convertible preferred stock. Shares of Series A, Series A-1 and Series A-2 convertible preferred stock may be independently converted into common stock. Holders of Series A, Series A-1 and Series A-2 convertible preferred stock have equal rights, powers and privileges.

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

Holders of common stock and Class A common stock are entitled to receive ratably any dividends declared by the board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. Holders of Series A. Series A-1 and Series A-2 preferred stock will be entitled to receive dividends at a rate equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of the Company’s common stock. Holders of common stock and Class A common stock have no preemptive rights, conversion rights, or other subscription rights or redemption or sinking fund provisions.

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

There were 370 and 1,697 shares of Series A convertible preferred stock, 10,800 and 15,800 shares of Series A-1 convertible preferred stock and 15,268 and no shares of Series A-2 convertible preferred stock outstanding as of

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023 and December 31, 2022, respectively. In May 2023 certain of the Company’s stockholders elected to convert an aggregate of 1,327 shares of Series A convertible preferred stock and an aggregate of 5,000 shares of Series A-1 convertibles preferred stock owned by such holders into an aggregate of 6,327,000 shares of the Company’s common stock.

12. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Board of Directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of December 31, 2023, 782,176 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. As of December 31, 2023, the maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan was 8,067,480 shares which shall be cumulatively increased each year by up to 4.0% of the then outstanding number of shares of common stock and Class A common stock. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Option re-grants to non-executive directors generally vest on the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table presents a summary of awards outstanding:

	As of December 31, 2023
	2018 Plan	2019 Plan	Inducement Awards	Total
Granted and outstanding awards:
Stock options	782,176	7,099,399	230,000	8,111,575
Total	782,176	7,099,399	230,000	8,111,575

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

The following table summarizes, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Year ended December 31,
	2023	2022	2021

Risk-free interest rate	3.70%	3.09%	1.07%
Expected term (in years)	5.7	6.0	6.1
Expected volatility	93.6%	85.4%	85.5%
Expected dividends	—%	—%	—%

For the 2021, 2022 and 2023 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2023 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2022	6,532,523	$6.19	7.7	$490
Granted	2,880,985	1.00
Exercised	(5,684)	0.10
Forfeited	(1,296,249)	6.63
Outstanding as of December 31, 2023	8,111,575	$4.28	7.4	$486

Options exercisable as of December 31, 2023	4,101,520	$6.83	6.1	$486
Options unvested as of December 31, 2023	4,010,055	$1.67	8.8	$—

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of December 31, 2023, December 31, 2022 and December 31, 2021, was $0.81, $0.81 and $2.33, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was less than $0.1 million, $0.1 million and $1.0 million, respectively.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $0.55, $1.55 and $11.46, respectively.

The total fair value of stock options vested during the years ended December 31, 2023 and 2022 was $5.1 million and $7.9 million, respectively.

Cash received from stock option exercise under share-based payment arrangements for the years ended December 31, 2023, 2022 and 2021 was $1 thousand, $3 thousand and $203 thousand, respectively.

Common Stock Awards

In the year ended December 31, 2022 the Company issued unrestricted shares of common stock to its executive team. The Company’s executive team agreed to convert a portion of their base salaries, for the six months ended June 30, 2022, for shares of the Company’s fully vested common stock having a value equal to their foregone salary, determined based on a value of $3.00 per share. This resulted in the issuance of 112,551 shares of common stock with a total fair value of $0.2 million. The grant date fair value per share of common stock was $1.50 and was measured at the closing price of the common stock on the date of grant. Expenses were recorded immediately and are included in stock based compensation in the year ended December 31, 2022. No unrestricted shares of common stock were issued in the year ended December 31, 2023.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Research and development expenses	$861	$2,074	$3,200
General and administrative expenses	1,484	2,969	4,444
	$2,345	$5,043	$7,644

As of December 31, 2023 total unrecognized compensation cost related to the unvested stock-based awards was $1.5 million, which is expected to be recognized over a weighted average period of 1.5 years.

13. Income taxes

Income tax expense during the years ended December 31, 2023 and December 31, 2022 resulted from US federal and state income tax as well as minimum tax obligations in Austria. From inception through December 31, 2021, we have not been required to pay U.S. federal and state income taxes because of current and accumulated net operating losses. Income tax expense during the year ended December 31, 2021 resulted from minimum tax obligations. During the years ended December 31, 2023, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred in each year, due to its uncertainty of realizing a benefit from those items. The Company's losses before income taxes were generated in the United States and Austria.

For financial reporting purposes, losses before income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
United States	$1,710	$(7,222)	$(11,403)
Foreign (Austria)	(82,922)	(57,463)	(64,261)
Net loss before tax	$(81,212)	$(64,685)	$(75,664)

The components of the consolidated income tax provision for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Current
Federal	$145	$217	$—
State	222	12	—
Foreign (Austria)	1	1	1
Total current tax expense	368	230	1
Deferred
Federal	—	—	—
State	—	—	—
Foreign (Austria)	—	—	—
Total deferred tax expense	—	—	—

Total income tax expense	$368	$230	$1

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's worldwide effective tax rate for the years ended December 31, 2023, 2022 and 2021 was 0.5%, 0.3% and 0.0%, respectively. The tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, which is expected to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021 and the effective tax rate:

	Year ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(0.3)	—	—
Foreign tax rate differential(1)	(2.7)	(4.0)	(4.0)
Not taxable government grants(2)	(6.8)	(3.8)	(3.8)
Stock-based compensation	0.6	0.5	(1.5)
Global intangible low-taxed income	2.3	1.4	—
Other	0.2	0.1	0.1
Change in deferred tax asset valuation allowance(3)	28.2	27.1	30.2
Effective income tax rate	0.5%	0.3%	—%

(1) The 2.7% increase for the year ended December 31, 2023, and the 4% increase for the years ended December 31, 2022 and 2021, respectively, resulted from tax rate differences between U.S. and non-U.S. jurisdictions. Net loss before tax was principally generated in Austria, where the statutory tax rate is 24% for the year ended December 31, 2023, and 25% for the years ended December 31, 2022 and 2021, respectively.

(2) For the years ended December 31, 2023, 2022 and 2021, 6.8%, 3.8% and 3.8% increase, respectively, resulted from non-taxable research subsidies received from Austrian government agencies.

(3) For the years ended December 31, 2023, 2022 and 2021, 28.2% reduction, 27.1% reduction and 30.2% reduction, respectively, resulted from changes in valuation allowance on deferred tax assets. Deferred tax assets will only be recovered when the generation of future taxable income is more likely than not. Due to the nature of the Company's research activities and the inherent uncertainties the deferred tax assets are fully offset by a valuation allowance.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of the net deferred tax assets or liabilities as of the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Year ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$87,445	$66,201
Capitalized R&D expenses	2,657	1,354
Credit carryforwards	1,265	64
Accrued expenses and other	317	366
Stock-based compensation	1,421	1,251
Operating lease liabilities	1,254	918
Total deferred tax assets	94,359	70,154
Valuation allowance	(89,309)	(65,774)
Total deferred tax assets	5,050	4,380

Deferred tax liabilities:
Accrued expenses and other	(3,774)	(3,450)
Fixed assets	(14)	(10)
Operating lease right of use asset	(1,262)	(920)
Total deferred tax liabilities	(5,050)	(4,380)

Net deferred tax assets	$—	$—

As of December 31, 2023, 2022 and 2021, the Company had Austrian net operating loss carryforwards of $378.1 million, $275.3 million and $219.7 million, respectively, that do not expire, however these carryforwards are limited to 75% of the taxable income in any one tax period. As of December 31, 2023, 2022 and 2021, the Company had federal net operating loss carryforwards that were generated after December 31, 2017 of $2.2 million, $13.8 million and $17.9 million, respectively, that do not expire, however these carryforwards are limited to 80% of the taxable income in any one tax period. The Company generated US taxable income in the current year and was able to offset 80% the taxable income utilizing net operating loss carryforwards which gave rise to current taxes during 2023. The federal net operating loss carryforward as of December 31, 2023 were $2.2 million, and US Federal net operating loss carryforwards as of December 31, 2022 were $13.8 million. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company's history of cumulative net losses incurred since inception and the uncertainties related to the long period necessary to achieve profits from commercialization of any products and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023, 2022 and 2021. According to a tax reform in Austria in 2022, the corporate income tax rate will be reduced from 24.0% to 23.0% in 2024. The future tax rate of 23.0% was used to determine deferred taxes and the valuation allowance for the Austrian business. Management reevaluates the positive and negative evidence at each reporting period.

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

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023, 2022 and 2021 related primarily to the increases in net operating loss carryforwards as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Valuation allowance at beginning of period	$(65,774)	$(53,728)	$(46,064)
Increases	(23,535)	(12,046)	(7,664)
Valuation allowance at end of period	$(89,309)	$(65,774)	$(53,728)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform Legislation” or “TCJA”). The Tax Reform Legislation introduced section 951A, a new tax on so-called “global intangible low-taxed income”. GILTI applies to income of a controlled foreign corporation (“CFC”) that is not otherwise subpart F income, and consists of the excess "tested income" over a 10% return on the CFC's “qualified business asset investment,” or “QBAI”. QBAI is the total tax basis of the CFC's depreciable, tangible property used in the production of tested income. The full amount of GILTI is included in taxable income. The GILTI inclusion is then reduced by 50% (reduced to 37.5% after 2025). However, that reduction in GILTI may be limited based on the level of U.S. taxable income. A limited allowance for foreign tax credits is allowed that would reduce the U.S. tax cost. GILTI foreign tax credits can only reduce U.S. taxes owed on GILTI and are not eligible for carryforward. The Company's Austrian subsidiary falls under the category of a CFC and due to the nature of its business model as a technology company, there may not be a material amount of tangible assets if this subsidiary starts to generate profits. GILTI taxation therefore may be applicable. The Company estimated approximately $8.8 million of GILTI inclusion for the year ended December 31, 2023. The Company previously estimated $3.6 million for the tax year ended December 31, 2022, but did not recognize any GILTI inclusion upon filing of the December 31, 2022 statements. The U.S. tax on GILTI, net of research credits, was $0.4 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

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

The Company evaluates tax positions for recognition using a more likely than not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2023 and 2022, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

14. Commitments and contingencies

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of December 31, 2023, the Company’s total non-cancellable obligations under contracts with CMOs were $7.4 million, of which $0.9 million relate to 2024 deliverables and $6.5 million relate to 2025 deliverables.

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

In the years ended December 31, 2023, 2022 and 2021, the Company recorded $1.6 million, $1.0 million and $1.3 million, respectively, in licensing fees related to intellectual property licenses as research and development expenses. The amount for the year ended December 31, 2021 mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement. The amount for the years ended December 31, 2023 and December 31, 2022 mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement and the Roche Collaboration Agreement. The amounts recognized as expenses have been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or December 31, 2022.

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

15. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 100% of the first 4% of each employee’s contribution. During the years ended December 31, 2023, December 31, 2022 and December 31, 2021 expenses recognized for the 401(k) Plan were $0.6 million, $0.6 million and $0.4 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(81,580)	$(64,915)	$(75,665)

Denominator:
Weighted-average common shares outstanding, basic and diluted	72,422,676	50,743,080	29,945,954
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	835,359	1,697,000	2,887,636
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	12,526,027	13,072,877	—
Weighted-average Series A-2 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	8,742,499	—	—
Total number of shares used to calculate net loss per share, basic and diluted	94,526,561	65,512,957	32,833,590

Net loss per share, basic and diluted	$(0.86)	$(0.99)	$(2.30)

(1) Class A common stock, Series A, Series A-1 and Series A-2 convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. The Class A common stock, Series A, Series A-1 and Series A-2 convertible preferred stock is therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted in common stock. Each share of Class A common stock, Series A, Series A-1 and Series A-2 convertible preferred stock is independently convertible into one and 1,000 shares of common stock, respectively. 2,399,517 shares of the Company’s common stock are issuable upon conversion of the Class A common stock, 370,000 shares of the Company’s common stock are issuable upon conversion of Series A convertible preferred stock, 10,800,000 shares of the Company’s common stock are issuable upon conversion of Series A-1 convertible preferred stock and 15,268,000 shares of the Company’s common stock are issuable upon conversion of Series A-2 convertible preferred stock (see Note 11).

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

	Year ended December 31,
	2023	2022	2021
Options issued and outstanding	8,111,575	6,532,523	4,231,178
Total	8,111,575	6,532,523	4,231,178

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Related parties

Effective September 15, 2023, Malte Peters, a member of the Company’s board of directors, agreed to lead the Company’s clinical activities ad interim as Senior Clinical Advisor. During the year ended December 31, 2023, the Company recorded expense of $0.1 million related to a consulting agreement entered into with Dr. Peters, effective September 15, 2023. In the years ended December 31, 2022 and December 31, 2021, the Company did not record any related party transactions.

18. Subsequent events

Roche Collaboration and License Agreement

On January 25, 2024, the Company received written notice of termination from Roche of the Roche Collaboration Agreement (see Note 3.). The termination was made according to Roche’s right to terminate without cause, acknowledging that, to date, the Company had met all go-forward criteria under the agreement. The Company remains eligible for a final milestone payment of $10.0 million associated with an IND submission for the HB-700 program. Upon the termination effective date April 25, 2024, the Company will regain full control of the associated intellectual property portfolio and have full collaboration and licensing rights for this program. At December 31, 2023, $26.8 million of non-refundable upfront and milestone payments received from Roche were still recorded as deferred revenue and may be early recognized as revenue as a result of the termination in the first half of 2024.

January 2024 Restructuring Plan

On January 29, 2024, the Company announced its decision to prioritize the clinical development of its HB-200 program for the treatment of HPV16+ head and neck cancers and its two Gilead-partnered infectious disease programs and to pause development activities related to HB-300 and most of its preclinical research activities. In connection with this strategic refocus, the Company’s Board of Directors approved to reduce the Company’s workforce by 55 fulltime employees, or approximately 30% of the Company’s then-current employee base and to rebalance the Company’s cost structure in alignment with the new prioritization of research and development programs (together, the “Restructuring Plan”). The Company expects the Restructuring Plan to be implemented and substantially completed by the end of the first quarter of 2024.

In connection with the Restructuring Plan, the Company estimates that it will incur cash charges of approximately $1.6 million for severance and other personnel and restructuring related costs.