Form 10-Q
period 2024-03-31
HOOKIPA Pharma Inc.
filed 2024-05-09
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number: 001-38869

HOOKIPA PHARMA INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5395687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue, 72nd Floor, Suite 7240 New York, New York	10118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +43 1 890 63 60

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HOOK	The Nasdaq Capital Market

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

As of May 6, 2024, the registrant had 96,550,590 shares of common stock and 2,399,517 shares of Class A common stock outstanding, each $0.0001 par value per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological Licensing Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	the potential benefits of and our ability to maintain our collaboration with Gilead Sciences, Inc. and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our non-replicating and replicating technologies and the product candidates based on these technologies, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	regulatory developments in the United States and foreign countries;
●	competitive companies and technologies in our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the accuracy of our estimates of our annual total addressable market, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends;
●	our ability to comply with Nasdaq listing rules; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$92,751	$117,096
Accounts receivable	10,212	511
Receivable research incentives	20,557	18,760
Prepaid expenses and other current assets	9,190	10,749
Total current assets	132,710	147,116
Non-current assets:
Restricted cash	204	425
Property, plant and equipment, net	7,332	7,742
Operating lease right of use assets	4,965	5,473
Other non-current assets	660	581
Total non-current assets	13,161	14,221

Total assets	$145,871	$161,337

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,201	$12,498
Deferred revenues	4,649	14,631
Operating lease liabilities, current	1,584	1,638
Accrued expenses and other current liabilities	10,930	12,101
Loans payable, current	1,144	1,120
Total current liabilities	29,508	41,988
Non-current liabilities
Operating lease liabilities, non-current	3,354	3,801
Deferred revenues, non-current	2,617	19,674
Other non-current liabilities	5,870	6,017
Total non-current liabilities	11,841	29,492
Total liabilities	41,349	71,480

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; Series A convertible preferred stock, 2,978 shares designated, 370 shares outstanding at March 31, 2024 and December 31, 2023, respectively; Series A-1 convertible preferred stock, 15,800 shares designated, 10,800 shares outstanding at March 31, 2024 and December 31, 2023, respectively; Series A-2 convertible preferred stock, 15,268 shares designated, and 15,268 shares outstanding at March 31, 2024 and December 31, 2023, respectively	0	0
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 96,550,590 shares and 96,550,590 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10	10
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 2,399,517 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	0	0
Additional paid-in capital	466,792	467,041
Accumulated other comprehensive loss	(7,402)	(7,933)
Accumulated deficit	(354,878)	(369,261)
Total stockholders’ equity	104,522	89,857

Total liabilities and stockholders’ equity	$145,871	$161,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2024	2023
Revenue from collaboration and licensing	$36,599	$3,176
Operating expenses:
Research and development	(20,168)	(20,931)
General and administrative	(4,056)	(4,902)
Restructuring	(1,269)	—
Total operating expenses	(25,493)	(25,833)
Income (loss) from operations	11,106	(22,657)
Other income (expense):
Grant income	$2,233	$2,353
Interest income	1,331	1,171
Interest expense	(2)	(122)
Other income and (expenses), net	(285)	(220)

Total other income, net	3,277	3,182

Net income (loss) before tax	14,383	(19,475)

Income tax expense	(0)	(205)

Net income (loss)	14,383	(19,680)

Other comprehensive (loss) income:
Foreign currency translation gain (loss), net of tax	531	(17)
Comprehensive income (loss)	$14,914	$(19,697)

Net income (loss) per share — basic	$0.11	$(0.27)
Net income (loss) per share — diluted	$0.11	$(0.27)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2023	26,438	0	96,550,590	10	2,399,517	0	467,041	(7,933)	(369,261)	89,857
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	531	—	531
Stock-based compensation income	—	—	—	—	—	—	(249)	—	—	(249)
Net income	—	—	—	—	—	—	—	—	14,383	14,383
Balances as of March 31, 2024	26,438	$0	96,550,590	$10	2,399,517	$0	$466,792	$(7,402)	$(354,878)	$104,522

Balances as of December 31, 2022	17,497	0	52,317,138	5	2,399,517	0	397,349	(7,156)	(287,681)	102,517
Issuance of common stock upon exercise of stock options	—	—	5,684	0	—	—	1	—	—	1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	—	—	—	—	658	—	—	658
Net loss	—	—	—	—	—	—	—	—	(19,680)	(19,680)
Balances as of March 31, 2023	17,497	$0	52,322,822	$5	2,399,517	$0	$398,008	$(7,173)	$(307,361)	$83,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$14,383	$(19,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (income) expense	(249)	658
Depreciation and amortization expense	640	921
Other non-cash items	—	4
Changes in operating assets and liabilities:
Accounts receivable	(9,442)	6,139
Receivable research incentives	(2,233)	(2,202)
Prepaid expenses and other current assets	992	407
Other non-current assets	(93)	(214)
Accounts payable	(669)	1,557
Deferred revenues	(26,300)	7,213
Operating lease liabilities	(330)	(377)
Accrued expenses and other liabilities	(855)	2,933
Other non-current liabilities	—	(207)

Net cash used in operating activities	(24,156)	(2,848)

Investing activities:
Purchases of property and equipment	(116)	(274)

Net cash used in investing activities	(116)	(274)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	1
Payments for deferred offering costs	(135)	(139)
Repayments of borrowings	—	(597)

Net cash used in financing activities	(135)	(735)

Net decrease in cash, cash equivalents and restricted cash	(24,407)	(3,857)

Cash, cash equivalents and restricted cash at beginning of period	117,521	113,444
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(159)	434
Cash, cash equivalents and restricted cash at end of period	$92,955	$110,021

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$(1)
Cash paid for income taxes	$(0)	$(0)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$41	$22

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

The Company was incorporated under the name of Hookipa Biotech, Inc. under the laws of the State of Delaware in February 2017 as a fully-owned subsidiary of Hookipa Biotech AG. In June 2018, the Company changed its name from Hookipa Biotech, Inc. to HOOKIPA Pharma Inc. and in order to effectuate the change of the jurisdiction of incorporation, the Company acquired all of the shares of Hookipa Biotech AG, now Hookipa Biotech GmbH. HOOKIPA is headquartered in New York, with European research and preclinical development operations headquartered in Vienna, Austria. In April 2019, the Company closed its initial public offering (“IPO”) and its common stock is currently traded on the Nasdaq Capital Market under the ticker symbol “HOOK”.

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

The consolidated balance sheet as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations, and comprehensive income (loss) for the three months ended March 31, 2024 and 2023, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement for interim reporting. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). The results for any interim period are not necessarily indicative of results for any future period.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through March 31, 2024, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including a net loss of $81.6 million for the year ended December 31, 2023. As of March 31, 2024, the Company had an accumulated deficit of $354.9 million. While the Company had net income of $14.4 million for the three months ended March 31, 2024, the Company expects to continue to generate operating losses in the foreseeable future. As of the filing date of this Quarterly Report on Form 10-Q, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments through at least 12 months from the issuance date of the condensed consolidated financial statements.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the recognition of revenue and income, the accrual of research and development expenses and general and administrative expenses, the present value of lease right of use assets and corresponding liabilities, the valuation of stock-based awards, the valuation of current loans payable and the impairment of long-lived assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the three months ended March 31, 2024 and March 31, 2023 the net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with two of the largest investment grade U.S. financial institutions and have been partially invested in money market funds. The money market funds, held in U.S. dollars, are primarily invested in U.S. and foreign short-term debt obligations. As of March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with regional European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of March 31, 2024 F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together “Roche”) accounted for the majority of the accounts receivable balance as a result of a $10.0 million milestone achieved in March 2024. As of December 31, 2023, Gilead Sciences, Inc. (“Gilead”) and Roche accounted for the majority of the accounts receivable balance. For the three months ended March 31, 2024 Roche accounted for the majority of the Company’s revenues as a result of a contract modifaction and the recognition of upfront and milestone payments previously recorded as deferred revenues. For the three months ended March 31, 2023 Gilead and Roche accounted for the majority of the Company’s revenues. Other customers accounted for less than 10.0% of accounts receivable or net revenues. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, cash equivalents consisted of money market funds and short-term deposits.

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

Restructuring

Costs and liabilities associated with restructuring activities are recognized when the actions are probable and estimable, which is when management approves the associated actions. Employee-related severance charges are recognized at the time of communication to employees.

Revenue recognition from collaboration and licensing

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

Under the research collaboration and license agreement with Roche (the “Roche Collaboration Agreement”), the Company agreed to conduct research and early clinical development through Phase 1b for HB-700, a novel investigational arenaviral immunotherapy for the treatment of KRAS-mutated cancers. The Roche Collaboration Agreement also includes an obligation of the Company to deliver a specified package of preclinical data and results with respect to a second program, targeting undisclosed cancer antigens (collectively “UCAs”) and an option for Roche to license the UCA program. The Company’s performance obligations under the terms of the Roche Collaboration Agreement include one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation to perform research and development services with respect to the UCA program. The UCA Option provides a right to license the program at the standalone selling price and therefore does not constitute a separate performance obligation. Payments to the Company under the Roche Collaboration Agreement include a non-refundable up-front payment,

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

payments based upon the achievement of defined milestones, an additional payment if the option for the UCA program is exercised and royalties on product sales. In January 2024, Roche provided written notice of the termination of the collaboration and licensing agreement to the Company resulting in early recognition of revenue previously recorded as deferred revenue. The termination was made according to Roche’s right to terminate without cause, acknowledging that, the Company had met all go-forward criteria under the agreement. Upon the termination effective date of April 25, 2024, the Company regained full control of the associated intellectual property portfolio and has full collaboration and licensing rights for this program.

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

Under ASC 606, the Company applies significant judgement to evaluate whether the promises under the collaboration and licensing arrangements represent separate or one or more combined performance obligations, the allocation of the transaction price to identified performance obligations, the timing of revenue recognition, whether the UCA Option constitutes a material right, and the determination of when milestone payments are probable of being received.

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

The non-refundable upfront-payment received by the Company upon signing of the Roche Collaboration Agreement was initially recorded as deferred revenue and allocated between the HB-700 program and the UCA program. Such amounts are recognized as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development costs (input method) for each of the obligations during the initial term of the contract. The percent of completion basis using research and development costs was considered the best measure of progress in which control of the performance obligations transfers to the customer.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Research and development milestones

The Gilead Collaboration Agreement and the Roche Collaboration Agreement include contingent milestone payments related to specified preclinical and clinical development milestones. These milestone payments represent variable consideration that are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606, due to the scientific uncertainties and the required commitment from Gilead and Roche. While no further milestone payments are expected under the terminated Roche Collaboration Agreement, the Company will continue to assess the probability of significant reversals for any amounts that become likely to be realized under the Gilead Collaboration Agreement prior to including the variable consideration associated with these payments within the transaction price.

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

Cost to fulfill contracts

The Company incurs costs for personnel, supplies and other costs related to its laboratory operations as well as fees from third parties and license expenses in connection with its research and development obligations under collaboration and licensing agreements. These costs are recognized as research and development expenses over the period in which services are performed. Sublicense fees triggered by the receipt of payments are capitalized as an asset when the obligation to pay the fee arises. The capitalized asset is amortized over the period in which the revenue from the triggering payment is recognized.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

beginning after December 15, 2024. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

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

The $10.0 million upfront payment, the $15.0 million initiation fee and $8.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of March 31, 2024, $6.5 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2023, $7.5 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 50% of deferred revenue is expected to be recognized as revenue in the remainder of 2024, 41% in 2025 and the remaining 9% in 2026.

In the three months ended March 31, 2024, the Company recognized $0.8 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.1 million revenue from cost reimbursements for research and development services. In the three months ended March 31, 2023, the Company recognized $1.2 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.5 million revenue from cost reimbursements for research and development services.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

the triggering payment is recognized. As of March 31, 2024 and December 31, 2023, the contract asset relating to the sublicense payment was $0.1 million and $0.1 million, respectively, and there was no liability relating to sublicense payment.

Roche Collaboration and License Agreement

In October 2022, the Company entered into the Roche Collaboration Agreement whereby the Company and Roche agreed to collaborate with respect to the development of novel arenaviral immunotherapies for KRAS-mutated cancers and, potentially, a second, novel arenaviral immunotherapeutic program targeting specific undisclosed cancer antigens. In January 2024, Roche provided written notice of the termination of the Roche Collaboration Agreement to the Company. The termination was made according to Roche’s right to terminate without cause, acknowledging that the Company had met all go-forward criteria under the agreement. Pursuant to the terms of the Roche Collaboration Agreement, following the termination notice, the Roche Collaboration Agreement terminated on April 25, 2024.

Under the terms of the terminated Roche Collaboration Agreement, the Company granted Roche an exclusive, royalty-bearing license to the Company’s technology platforms for KRAS-mutated cancers, and an option right to exclusively license a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. Upon the termination effective date of April 25, 2024, the Company regained full control of the associated intellectual property portfolio and had full collaboration and licensing rights for this program.

Upon signing the Roche Collaboration Agreement in October 2022, the Company received a non-refundable upfront payment of $25.0 million. This upfront payment, a $10.0 million milestone payment received in the three months ended March 31, 2023, and a $10.0 million milestone achieved in March 2024 were considered as part of the transaction price and are recognized as revenue when revenue recognition criteria are met over the period in which services are performed. The $10.0 million milestone achieved in March 2024 was associated with an IND submission for the HB-700 program and the payment was received in April 2024. As of March 31, 2024, $0.7 million of such payments were included as a liability in deferred revenues, current. As of December 31, 2023, $26.8 million of such payments were included as a liability in deferred revenues, current and non-current. The deferred revenues related to the upfront payment and the two milestone payments are subject to foreign currency exchange rate fluctuations in the second quarter of 2024.

The Company considered the termination by Roche as a contract modification of the combined performance obligations and the transaction price. The modification was accounted for on a cumulative catch-up basis, applying the revised percent of completion to the revised transaction price, resulting in an immediate increase of revenue in the period of the modification. The transaction price is recognized as revenue over the remaining performance period using updated total estimated research and development costs. The remaining liability included in deferred revenues will be recognized in the period through to the effective date of the termination on April 25, 2024.

In the three months ended March 31, 2024, the Company recognized revenues of $35.6 million. Revenue recognized includes $25.7 million of the upfront and milestone payments that were originally recorded as deferred revenue and $9.9 million of a $10.0 million milestone achieved in March 2024 and received in April 2024. Following the termination of the Roche Collaboration Agreement the remaining performance obligations will be completed and the remaining deferred revenues of $0.7 million will be recognized in the second quarter of 2024. Furthermore, the Company recognized $0.1 million revenue from cost reimbursements for activities related to the preparation of a first in human trial of HB-700. In the three months ended March 31, 2023, the Company recognized $1.5 million of the upfront and milestone payments that were originally recorded as deferred revenue.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of March 31, 2024 the contract asset and the liability relating to the sublicense

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

payment were $0.1 million and $0.7 million, respectively. As of December 31, 2023 the contract asset was $2.0 million and there was no liability relating to sublicense payment.

4. Restructuring

On January 29, 2024, the Company announced and began implementing its decision to prioritize the clinical development of its HB-200 program for the treatment of HPV16+ head and neck cancers and its two Gilead-partnered infectious disease programs and to pause development activities related to HB-300 and most of its preclinical research activities. In connection with this strategic refocus, the Company’s board of directors approved a restructuring plan to rebalance the Company’s cost structure, which includes a reduction of the Company’s workforce by approximately 30% and the discontinuation of the Company’s GMP manufacturing facility project. The Company substantially completed the restructuring plan in the three months ended March 31, 2024.

As a result of the restructuring plan, the Company incurred the following charges which were included within Restructuring in the condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the effect of the restructuring charges (in thousands):

	Three months ended March 31,
	2024	2023
Severance and other personnel expenses	1,223	—
Professional fees and other related charges	46	—
Total	$1,269	$—

The following table summarizes a roll-forward of cash restructuring-related liabilities, which are included within Accrued expenses and other current liabilities in the Consolidated Balance Sheets (in thousands):

	Severance and other personnel costs	Professional fees and other related charges	Total
Balance as of December 31, 2023	$—	$—	$—
Severance and other personnel costs, professional fees and other related charges	1,223	46	1,269
Total cash charges	(644)	(35)	(679)
Balance as of March 31, 2024	$579	$11	$590

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$86,673	$—	$—	$86,673
Total	$86,673	$—	$—	$86,673

	Fair Value Measurement at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$91,084	$—	$—	$91,084
Total	$91,084	$—	$—	$91,084

During the three months ended March 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Land	$1,976	$2,025
Leasehold improvements	3,219	3,300
Construction in progress	48	212
Laboratory equipment	8,596	8,722
Furniture and fixtures	638	654
Computer equipment and software	2,691	2,652
Property and equipment, gross	17,168	17,565
Less: Accumulated depreciation	(9,836)	(9,823)
Property and equipment, net	$7,332	$7,742

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

the biotechnology field in New York City limited to $0.25 million per year for three consecutive years from January 1, 2023 to December 31, 2025 are incentivized.

As of March 31, 2024, the Company recognized receivables of $20.6 million from the research incentive programs, which are reported in receivable research incentive in the Company’s condensed consolidated balance sheet. $19.1 million relate to the Austrian research incentive program, $1.4 million relate to the New York State life sciences research and development program and $0.1 million relate to the New York City biotechnology tax credit program. As of December 31, 2023, the receivables from the research incentive programs were $18.8 million. $17.3 million relate to the Austrian research incentive program, $1.4 million relate to the New York State life sciences research and development program and $0.1 million relate to the New York City biotechnology tax credit program

During each of the three months ended March 31, 2024 and 2023, the Company recorded $2.2 million, of income related to the incentive program within the Company’s condensed consolidated statements of operations and comprehensive loss as part of the grant income related to the Austrian incentive program. Research incentives depend on the eligible research and development expenses of the respective period.

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Salaries and bonuses	3,384	5,665
Social security contributions	785	340
Unearned grant income (current)	—	52
Sublicense fees	667	—
Accrued external research and development expenses	3,909	4,594
Accrued external general and administration expenses	444	292
Accrued for property and equipment acquisitions	—	14
Accrued for restructuring expenses	590	—
Income taxes	367	367
Other accruals and liabilities	784	777
	$10,930	$12,101

9. Loans payable

As of March 31, 2024 and December 31, 2023, loans payable consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Loans from FFG	$1,144	$1,172
Unamortized debt discount	—	(52)
Total loans payable, net	$1,144	$1,120

In connection with the funding agreements with the Austrian Research Promotion Agency, (Österreichische Forschungsförderungsgesellschaft, or “FFG”), the Company has received various loans (“FFG Loans”). The FFG Loans were made on a project-by-project basis.

The FFG Loans bear interest at rates that are below market rates of interest. The Company accounted for the imputed benefit arising from the difference between an estimated market rate of interest and the rate of interest charged

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

by FFG as grant income from FFG. On the date that FFG loan proceeds are received, the Company recognized the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income, which was recognized as grant income over the term of the funding agreement.

No principal repayment was made in the three months ended March 31, 2024. A principal repayment of $0.6 million was made in the three months ended March 31, 2023.

As of March 31, 2024, the aggregate minimum future principal payments due in connection with the FFG Loans are summarized as follows (in thousands):

Payments Due by Calendar Year	Amount
2024 (remaining 9 months)	1,144
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total	$1,144

The final maturity of the FFG Loans was as of March 31, 2024. The principal repayments are made through direct debit order. The final principal repayment was transferred on April 2, 2024.

10. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. As of March 31, 2024, the Company was authorized to issue 200,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock, 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock and 15,268 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-2 convertible preferred stock. As of March 31, 2024, the Company had 96,550,590 shares of common stock, 2,399,517 shares of Class A common stock, 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding and issued.

On June 5, 2023, the Company closed a public offering of 22,900,768 shares of its common stock and 15,268 shares of Series A-2 convertible preferred stock at a public offering price of $1.31 and $1,310.00 per share, respectively, for net proceeds of $46.2 million after deducting underwriting discounts and commissions and offering expenses.

On February 15, 2022, the Company entered into a stock purchase agreement with Gilead (“Stock Purchase Agreement”), that requires Gilead, at the Company’s option, to purchase up to $35.0 million of the Company’s common stock. On February 15, 2022, Gilead purchased an initial amount of 1,666,666 shares of the Company’s common stock in exchange for $5.0 million in cash at a purchase price per share equal to $3.00. On December 20, 2023, the parties amended and restated the Stock Purchase Agreement (the “Amended Stock Purchase Agreement”) and Gilead purchased 15,000,000 shares of the Company’s common stock in exchange for approximately $21.3 million in cash at a purchase price per share equal to $1.4167. Pursuant to the terms of the Amended Stock Purchase Agreement, the Company may require Gilead to purchase the balance of the $8.75 million of common stock as pro-rata participation in potential future equity raises. The Company’s right to sell shares of its common stock to Gilead is subject to specified limitations, including a limitation that prevents the Company from requesting purchases of shares of common stock by

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead.

The Company has three series of preferred stock authorized, issued and outstanding as of March 31, 2024: Series A convertible preferred stock, Series A-1 convertible preferred stock and Series A-2 convertible preferred stock. Shares of Series A, Series A-1 and Series A-2 convertible preferred stock may be independently converted into common stock. Holders of Series A, Series A-1 and Series A-2 convertible preferred stock have equal rights, powers and privileges.

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

There were 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding as of March 31, 2024 and December 31, 2023, respectively. In May 2023 certain of the Company’s stockholders elected to convert an aggregate of 1,327 shares of Series A convertible preferred stock and an aggregate of 5,000 shares of Series A-1 convertible preferred stock owned by such holders into an aggregate of 6,327,000 shares of the Company’s common stock.

11. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Company’s board of directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

of the grant date. As of March 31, 2024, 782,176 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. As of March 31, 2024, the maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan was 12,025,484 shares which shall be cumulatively increased on January 1 of each year by up to 4.0% of the then outstanding number of shares of common stock and Class A common stock. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Option re-grants to non-executive directors generally vest on the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option, the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

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

2023 Inducement Plan

On April 7, 2023, the Company’s board of directors adopted the Company’s 2023 Inducement Plan (the “2023 Inducement Plan”) pursuant to which the Company reserved 500,000 shares of common stock for issuance under the 2023 Inducement Plan. The 2023 Inducement Plan provides for the grant of non-statutory stock options to eligible individuals. In accordance with Nasdaq Marketplace Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to individuals not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. Awards granted under the 2023 Inducement Plan must be approved by either a majority of the Company’s independent directors or the compensation committee of the Company’s board of directors. As of March 31, 2024, the Company had 300,000 shares of its common stock available for future issuance under the 2023 Inducement Plan.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a summary of awards outstanding:

	As of March 31, 2024
	2018 Plan	2019 Plan	Inducement Awards	Total
Granted and outstanding awards:
Stock options	782,176	6,375,896	200,000	7,358,072
Total	782,176	6,375,896	200,000	7,358,072

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2024 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2023	8,111,575	$4.28	7.4	$486
Granted	—	—
Exercised	—	—
Forfeited	(753,503)	1.50
Outstanding as of March 31, 2024	7,358,072	$4.56	7.0	$419

Options exercisable as of March 31, 2024	4,650,138	$6.26	6.2	$419
Options unvested as of March 31, 2024	2,707,934	$1.64	8.5	$—

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of March 31, 2024 and December 31, 2023, was $0.71 and $0.81, respectively.

No cash was received from stock option exercise under share-based payment arrangements for the three months ended March 31, 2024. Cash received from stock option exercises under share-based payment arrangements for the three months ended March 31, 2023 was $1 thousand.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2024	2023
Research and development expenses(1)	$(153)	$240
General and administrative expenses(1)	(96)	418
	$(249)	$658

(1) The negative stock-based compensation expense for the three months ended March 31, 2024 for Research and development expenses as well as General and administrative expenses was due to forfeitures.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

12. Income taxes

Income tax expense during the three months ended March 31, 2024 and March 31, 2023 resulted from minimum tax obligations in Austria, and U.S. federal and state income tax as well as minimum tax obligations in Austria, respectively. During the three months ended March 31, 2024, the Company recorded no income taxes for the net operating income incurred due to the Company’s history of losses. During the three months ended March 31, 2023, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2024 and December 31, 2023. Management reevaluates the positive and negative evidence at each reporting period.

13. Commitments and contingencies

Operating and Finance Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.2 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company’s operating lease right-of-use assets were $5.0 million and $5.5 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2024, the Company had outstanding operating lease obligations of $5.0 million, of which $1.6 million is reported in operating lease liabilities, current portion and $3.4 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding operating lease obligations of $5.4 million, of which $1.6 million is reported in operating lease liabilities, current portion and $3.8 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 4.1% and 3.5 years.

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of March 31, 2024, the Company’s total non-cancellable obligations under contracts with CMOs were $6.8 million, of which $1.2 million relate to 2024 (remaining nine months) deliverables, and $5.6 million relate to 2025 deliverables.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In the three months ended March 31, 2024, the Company recorded $2.7 million in licensing fees related to intellectual property licenses as research and development expenses. The amount is mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement and the Roche Collaboration Agreement. The amount recognized as expenses has been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 or December 31, 2023.

Legal proceedings

The Company is not currently a party to any material legal proceedings. From time to time, the Company may become involved in litigation or legal proceedings relating to claims arising in the ordinary course of business. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to such legal proceedings as incurred.

14. Net income (loss) per share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares (common stock and Class A common stock) for the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares outstanding, plus potential dilutive common stock during the period. Diluted net loss per share in the three months ended March 31, 2023 is the same as basic net loss per share since the effect of the potentially dilutive securities is anti-dilutive. The different series of convertible preferred stock are included in both the basic and diluted net income (loss) per share calculation.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended March 31,
	2024	2023
Numerator:
Net income (loss)	$14,383	$(19,680)

Denominator:
Basic
Weighted-average common shares outstanding, basic and diluted	98,950,107	54,720,823
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	370,000	1,697,000
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	10,800,000	15,800,000
Weighted-average Series A-2 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	15,268,000	—
Weighted-average number of shares used to calculate basic net income (loss) per share	125,388,107	72,217,823
Diluted
Weighted-average number of shares used to calculate basic net income (loss) per share	125,388,107	72,217,823
Effect of potentially dilutive securities:
Stock options	587,947	—
Weighted-average number of shares used to calculate diluted net income (loss) per share	125,976,054	72,217,823

Net income (loss) per share
Basic	$0.11	(0.27)
Diluted	$0.11	$(0.27)

(1) Class A common stock, Series A, Series A-1 and Series A-2 convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. The Class A common stock, Series A, Series A-1 and Series A-2 convertible preferred stock is therefore included in the weighted-average number of shares outstanding to calculate net income (loss) per share, basic and diluted as if converted in common stock. Each share of Class A common stock and each share of Series A, Series A-1 and Series A-2 convertible preferred stock is independently convertible into one and 1,000 shares of common stock, respectively. In the three months ended March 31, 2024 2,399,517 shares of the Company’s common stock are issuable upon conversion of the Class A common stock, 370,000 shares of the Company’s common stock are issuable upon conversion of Series A convertible preferred stock, 10,800,000 shares of the Company’s common stock are issuable upon conversion of Series A-1 convertible preferred stock and 15,268,000 shares of the Company’s common stock are issuable upon conversion of Series A-2 convertible preferred stock (see Note 10).

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the periods presented, because including them would have been anti-dilutive:

	Three months ended March 31,
	2024	2023
Options issued and outstanding	6,674,021	6,483,312
Total	6,674,021	6,483,312

15. Related Parties

Effective September 15, 2023, Malte Peters, a member of the Company’s board of directors, agreed to lead the Company’s clinical activities as ad interim Senior Clinical Advisor. During the three months ended March 31, 2024, the Company recorded expense of $0.2 million related to a consultancy services agreement entered into with Dr. Peters, effective September 15, 2023. The consultancy services agreement was terminated on March 31, 2024.

16. Subsequent Events

Stock option grants

In April 2024, the Company granted stock options to purchase an aggregate of 3,857,032 shares of common stock at an exercise price of $0.76 per share option to employees. All options granted vest over four years, with 25% of the options vesting on April 15, 2025 and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the vesting date, provided the option holder continues to have a service relationship with the Company on each vesting date. The grant includes 250,000 stock options issued as an inducement grant to a new employee pursuant to Nasdaq Marketplace Rule 5635(c)(4).

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year end December 31, 2023, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We are building a proprietary immuno-oncology pipeline utilizing our replicating technology. Our oncology portfolio targets oncoviral cancer antigens and next-generation antigens and includes two primary programs in development: HB-200 and HB-700. HB-200 is in clinical development for the treatment of Human Papillomavirus 16-positive (“HPV16+”) head and neck cancers in a Phase 1/2 clinical trial. In April 2024, we received Investigational New Drug (“IND”) clearance from the U.S. Food and Drug Administration (“FDA”) for HB-700 for the treatment of KRAS mutated cancers, including, lung, colorectal and pancreatic cancers.

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

HB-200, our first program in oncology, is being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of HPV16+ cancers. This trial is currently enrolling participants in Phase 2, evaluating HB-200 therapy in combination with pembrolizumab in the first line setting of HPV16+ PD-L1+ oropharynx cancer. Preliminary Phase 2 data presented in October 2023 for patients treated with the combination showed a 42% confirmed objective response rate (“ORR”) and disease control rate (“DCR”) of 74% across 19 evaluable patients, doubling the historical 19% ORR for pembrolizumab alone. The totality of the data from our clinical trials of HB-200, both as a monotherapy and in combination with pembrolizumab, give us conviction to proceed with a randomized Phase 2/3 trial to evaluate HB-200 in combination with pembrolizumab in the first line setting for patients with HPV16+ oropharyngeal squamous cell carcinoma (“OPSCC”). The Phase 2/3 trial design and protocol are based on alignment with the FDA, and we anticipate the first patient to be enrolled in the fourth quarter of 2024.

HB-700 was designed for treatment of cancers encoding mutated KRAS, especially KRAS-mutated pancreatic, colorectal, and lung cancers. By simultaneously targeting the five most common mutations, we believe HB-700 has the potential to benefit more patients than single mutation inhibitors. The IND application for HB-700 was cleared by the FDA in April 2024.

In October 2022, we entered into a Research Collaboration and License Agreement (the “Roche Collaboration Agreement”), with Roche to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. We announced in January 2024 that we received notification from Roche of their decision to terminate the collaboration and licensing agreement for our HB-

700 program in KRAS mutated cancers. We have met all go-forward criteria under the agreement. Effective April 25, 2024, we regained full control of the associated intellectual property portfolio and have full collaboration and licensing rights for this program. Pursuant to the Roche Collaboration Agreement, we received a non-refundable upfront payment of $25.0 million, a first $10.0 million milestone payment, and a final milestone payment of another $10.0 million, triggered by the HB-700 IND submission in the first quarter of 2024.

We are collaborating with Gilead Sciences, Inc. (“Gilead”) to research arenavirus functional cures for chronic Hepatitis B and HIV infections under a Collaboration and License Agreement signed in 2018 (the “Gilead Collaboration Agreement”). Both programs have completed preclinical research, and in April 2023 the first participant in a Phase 1 clinical trial of the Hepatitis B product candidate being conducted by Gilead has been dosed. Gilead is solely responsible for further development and commercialization of the Hepatitis B product candidate and we are eligible for up to a further $185.0 million in development and commercialization milestone payments, plus tiered royalties. According to the amendment to the Gilead Collaboration Agreement, signed in February 2022, we have taken on development responsibilities for the HIV program candidate through a Phase 1b clinical trial and Gilead will provide funding through a combination of an initiation payment of $15.0 million, a milestone payment of $5.0 million and equity contributions of up to $35.0 million. In November 2023, we received FDA clearance of our IND application for HB-500 and expect to begin the Phase 1 trial in the second quarter of 2024. Gilead retains the exclusive option right, to further develop and commercialize the HIV program, in which case we are eligible for up to a further $232.5 million in developmental and commercialization milestone payments, inclusive of a $10.0 million option exercise payment, plus tiered royalties.

On January 29, 2024, we announced our decision to prioritize the clinical development of our HB-200 program for the treatment of HPV16+ head and neck cancers and our two Gilead-partnered infectious disease programs and to pause development activities related to HB-300, targeting self-antigens for the treatment of prostate cancer, and most of our preclinical research activities. In connection with this strategic refocus, our Board of Directors approved a plan to reduce our workforce by 55 fulltime employees, or approximately 30% of the then-current employee base, and to rebalance our cost structure in alignment with the new prioritization of research and development programs. The prioritization of our HB-200 program and our two Gilead-partnered programs also included the discontinuation of our GMP manufacturing facility project. The restructuring was implemented and substantially completed by the end of the first quarter of 2024.

We have funded our operations to date primarily from public offerings of common stock and convertible preferred stock, including our initial public offering, as well as private placements of our redeemable convertible preferred stock, grant funding and loans from an Austrian government agency, and upfront, milestone and initiation payments from Gilead and Roche in connection with our respective collaboration and license agreements. As of March 31, 2024 we had cash, cash equivalents and restricted cash of $93.0 million.

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

Since our inception, we have incurred recurring losses. As of March 31, 2024, we had an accumulated deficit of $354.9 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. While we had net income of $14.4 million for the three months ended March 31, 2024, we expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish further commercial manufacturing capacity.

Impacts of Market Conditions on Our Business

Unfavorable conditions in the economy in the United States, Austria and elsewhere may negatively affect the growth of our business and our results of operations. Macroeconimc events and conditions such as heightened inflation, increased interest rates, disruptions to global financial markets or a recession or other market correction, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, any escalation of the conflict in Israel and the Gaza Strip, and other global macroeconomic factors, could reduce our ability to access capital, which could materially impact our business and the value of our common stock.

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

Under the Gilead Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Gilead Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”) which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Gilead Collaboration Agreement, Gilead will retain an exclusive right, the Option, to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Gilead Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Gilead Collaboration Agreement with respect to the HBV program, and if the Option is exercised, any manufacturing costs related to the HIV program. Through March 31, 2024, we have received a non-refundable upfront payment of $10.0 million, a program initiation fee of $15.0 million and $21.2 million in milestone payments for the achievement of pre-clinical research milestones from Gilead. In addition, we have recognized $42.3 million of cost reimbursements for research and development services performed under the Restated Gilead Collaboration Agreement.

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

Under the terms of the terminated Roche Collaboration Agreement, we granted Roche an exclusive, royalty-bearing license to our technology platforms for KRAS-mutated cancers, and an option right to exclusively license a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. Pursuant to the terms of the Roche Collaboration Agreement, following the termination notice, the Roche Collaboration Agreement was terminated on April 25, 2024. Effective April 25, 2024, we regained full control of the associated intellectual property portfolio and have full collaboration and licensing rights for the KRAS program.

Through March 31, 2024, we have received from Roche the non-refundable upfront payment of $25.0 million and $10.0 million in milestone payments for the achievement of a GMP manufacturing milestone under the HB-700 program. In addition, we have recognized $0.6 million of cost reimbursements for research and development activities related to a first human trial. We also achieved a milestone in March 2024 associated with an IND submission for the HB-700 program resulting in a $10.0 million milestone payment received in April 2024.

We determined that our performance obligations under the terms of the Roche Collaboration Agreement included one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation during the UCA Option period to perform research and development services with respect to the UCA Program. Accordingly, we allocated the non-refundable upfront payment of $25.0 million between the two performance obligations. Milestone payments that are contingent on future events were added to the transaction price when the triggering event has become probable. The consideration allocated to a performance obligation has been recognized as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development costs for each of the performance obligations. Milestone payments, or parts thereof, that relate to completed services will be reflected via a cumulative catch up for past performance.

Operating Expenses

Our operating expenses since inception have only consisted of research and development costs, general and administrative costs and restructuring and impairment expenses.

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended March 31,
	2024	2023
HB-200 program	$12,450	$9,733
HB-300 program	1,625	3,647
Gilead partnered programs	1,612	3,584
Roche partnered programs	4,049	1,993
Other and earlier-stage programs	383	1,562
Other unallocated research and development expenses	49	412
Total research and development expenses	$20,168	$20,931

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

Restructuring Expenses

Restructuring expenses consist of severance and other personnel costs and professional services and consulting costs associated with exit and disposal activities.

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

Income Taxes

Income tax expense results from U.S. federal and state income tax as well as foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of March 31, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	Change
Revenue from collaboration and licensing	$36,599	$3,176	$33,423
Operating expenses:
Research and development	(20,168)	(20,931)	763
General and administrative	(4,056)	(4,902)	846
Restructuring	(1,269)	—	(1,269)
Total operating expenses	(25,493)	(25,833)	340
Income (loss) from operations	11,106	(22,657)	33,763
Other income (expense):
Grant income	2,233	2,353	(120)
Interest income	1,331	1,171	160
Interest expense	(2)	(122)	120
Other income and expenses, net	(285)	(220)	(65)
Total other income (expense), net	3,277	3,182	95
Net income (loss) before tax	14,383	(19,475)	33,858
Income tax expense	(0)	(205)	205
Net income (loss)	$14,383	$(19,680)	$34,063

Revenue from Collaboration and Licensing

Revenue was $36.6 million for the three months ended March 31, 2024, compared to $3.2 million for the three months ended March 31, 2023.

During the three months ended March 31, 2024, revenue increased by $33.4 million compared to the three months ended March 31, 2023. This increase was primarily due to higher partial recognition of the upfront and milestone payments under the Roche Collaboration as a result of the termination of the Roche Collaboration Agreement leading to accelerated recognition of the upfront and milestone payments that were initially recorded as deferred revenue, including the partial recognition of revenue from a $10.0 million milestone achieved in March 2024.

For the three months ended March 31, 2024 and 2023, revenue included $0.2 million and $0.5 million, respectively, from reimbursement of research and development expenses, and $36.4 million and $2.7 million, respectively, from partial recognition of upfront, milestone and initiation payments that were initially recorded as deferred revenue.

For the three months ended March 31, 2024, revenue included $0.9 million related to the Restated Gilead Collaboration Agreement, of which $0.1 million resulted from reimbursement of research and development expenses and $0.8 million resulted from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $35.7 million related to the Roche Collaboration Agreement, of which $0.1 million resulted from reimbursement of expenses and $35.6 million of revenue recognized. Revenue recognized includes $25.7 million of the upfront and milestone payments that were originally recorded as deferred revenue and $9.9 million of a $10.0 million milestone achieved in March 2024 and received in April 2024 associated with an IND submission for the HB-700 program.

For the three months ended March 31, 2023, revenue included $1.7 million related to the Restated Gilead Collaboration Agreement, of which $0.5 million resulted from reimbursement of research and development expenses and $1.2 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $1.5 million from partial recognition of upfront and milestone payments under the Roche Collaboration Agreement that were initially recorded as deferred revenue.

Research and Development Expenses

For the three months ended March 31, 2024, our research and development expenses were $20.2 million, compared to $20.9 million for the three months ended March 31, 2023.

The decrease of $0.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was attributable to a decrease in indirect research and development expenses of $1.2 million, partially offset by an increase in direct research and development expenses of $0.4 million. Indirect research and development expenses decreased mainly because of lower personnel-related expenses of $0.6 million and lower expenses for laboratory consumables of $0.4 million. The decrease in personnel-related expenses mainly resulted from the effects of our workforce reduction, including the effects of stock option forfeitures. The increase in direct research and development expenses was primarily driven by amortization expenses related to capitalized sublicense payments following the termination of the Roche Collaboration, as well as higher clinical study expenses for our HB-200 program, partially offset by lower manufacturing expenses and decreased spending for our Gilead partnered programs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 were $4.1 million, compared to $4.9 million for the three months ended March 31, 2023.

The decrease of $0.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a decrease in personnel-related expenses of $0.6 million, a decrease in other expenses of $0.3 million, partially offset by an increase in professional and consulting fees of $0.1 million. The decrease in personnel-related expenses resulted primarily from negative stock-based compensation expense due to forfeitures.

Restructuring Expenses

Restructuring expenses for the three months ended March 31, 2024 were $1.3 million. Restructuring expenses consisted of $1.2 million of severance and other personnel costs and less than $0.1 million of professional fees and consulting costs associated with exit and disposal activities. There were no restructuring expenses for the three months ended March 31, 2023.

Grant Income

In the three months ended March 31, 2024, we recorded grant income of $2.2 million, compared to $2.4 million in the three months ended March 31, 2023. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The decrease of $0.2 million was primarily due to lower imputed benefits associated with the FFG Loans.

Interest Income and Expense

Interest income was $1.3 million for the three months ended March 31, 2024, compared to interest income of $1.2 million for the three months ended March 31, 2023. The increase in interest income for the three months ended March 31, 2024 was a result of the rising U.S. dollar and euro interest rates. Interest income represents interest from cash and cash equivalents held in U.S. dollars and euros resulting from the proceeds from the issuance of common and preferred stock as well as payments received under our Gilead and Roche collaborations. During the three months ended March 31, 2024 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros and dollars at our Austrian subsidiary.

Interest expenses for loans from government agencies were less than $0.1 million for the three months ended March 31, 2024, compared to $0.1 million for the three months ended March 31, 2023. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest rate.

Other Income and Expenses

Other expenses were $0.3 million for the three months ended March 31, 2024, compared to $0.2 million for the three months ended March 31, 2023. The change in the three months ended March 31, 2024 resulted primarily from exchange rate differences and foreign currency remeasurements.

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

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 6,000,000 shares of our common stock, at $14.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. In December 2020, we completed a follow-on public offering in which we issued 3,910,000 shares of our common stock, at $11.75 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In March 2022, we completed a follow-on public offering in which we issued 21,700,000 shares of our common stock, at $2.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. In June 2023, we completed a follow-on public offering in which we issued 22,900,768 shares of our common stock, at $1.31 per share, and 15,268 shares of our Series A-2 convertible preferred stock, at $1,310.00 per share, for net proceeds of $46.2 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 1,666,666 shares of our common stock for $5.0 million, at a purchase price of $3.00 per share, and in December 2023, Gilead purchased 15,000,000 shares of our common stock, at $1.4167 per share, for net proceeds of approximately $21.1 million after deducting offering expenses. Pursuant to the terms of the Amended Stock Purchase Agreement, we may require Gilead to purchase the balance of the $8.75 million of common stock as pro-rata participation in potential future equity raises (see “Note 10. Common stock, Class A common stock and convertible preferred stock” to our consolidated financial statements appearing elsewhere in this Quarterly Report). We also received $46.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Gilead Collaboration Agreement and $35.0 million from non-refundable upfront and milestone payments related to the Roche Collaboration Agreement. In the second quarter of 2024 we received a $10.0 million milestone payment related to the Roche collaboration. As of March 31, 2024, we had cash, cash equivalents and restricted cash of $93.0 million.

On July 12, 2022, we filed a registration statement on Form S-3 (the “Registration Statement”), with the SEC, which was declared effective on July 21, 2022. The Registration Statement registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with SVB Securities LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of March 31, 2024, no sales had been made pursuant to the ATM Program.

We entered into various funding agreements with the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or “FFG”). The loans by FFG (the “FFG Loans”) were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contain no financial covenants and are not secured by any of our assets. The remaining debt obligation under the FFG loan is $1.1 million, which is due for repayment upon final maturity in 2024 and was repaid in April 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of March 31, 2024, the unamortized debt discount related to FFG Loans was zero due to the final maturity on March 31 2024 and the final repayment on April 2, 2024.

We have entered into arrangements with contract manufacturing organizations. As of March 31, 2024, we had total non-cancellable obligations under such contracts of $6.8 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011, except for the first quarter of 2024 in which we reported net income of $14.4 million. As of March 31, 2024, we had an accumulated deficit of $354.9 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(24,156)	$(2,848)
Net cash used in investing activities	(116)	(274)
Net cash used in financing activities	(135)	(735)
Net decrease in cash and cash equivalents	(24,407)	(3,857)

Cash Used in Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $24.2 million, which consisted of a net income of $14.4 million, adjusted by non-cash charges of $0.4 million and cash used due to changes in our operating assets and liabilities of $38.9 million. The non-cash charges consisted primarily of depreciation and amortization expense of $0.6 million, partially offset by stock-based compensation effects resulting from forfeitures of $0.2 million. The change in our operating assets and liabilities was primarily due to a decrease in deferred revenues of $26.3 million, primarily resulting from the early-recognition of deferred revenues related to the terminated Roche Collaboration Agreement, an increase in accounts receivable of $9.4 million, primarily resulting from a $10.0 million milestone achieved and invoiced in March 2024 under the terminated Roche Collaboration Agreement, an increase in receivable research incentives of $2.2 million, a decrease in accrued expenses and other current liabilities of $0.9 million, a decrease in accounts payable of $0.7 million, a decrease in operating lease liabilities of $0.3 million, and an increase in other non-current assets of $0.1 million, partially offset by a decrease in prepaid expenses and other current assets of $1.0 million.

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

Cash Used in Investing Activities

During the three months ended March 31, 2024, cash used in investing activities was $0.1 million. The decrease of $0.2 million compared to the three months ended March 31, 2023 resulted from ceased capital expenditures in connection with our GMP manufacturing facility project and lower expenditures for purchase of equipment.

During the three months ended March 31, 2023, cash used in investing activities was $0.3 million and resulted primarily from capital expenditures in connection with our GMP manufacturing facility project as well as expenditures for laboratory and office space extension and purchase of equipment.

Cash Used in Financing Activities

During the three months ended March 31, 2024, cash used in financing activities was $0.1 million and consisted mainly of costs related to Gilead’s purchase of common stock in December 2023.

During the three months ended March 31, 2023, cash used in financing activities was $0.7 million and consisted mainly of the principal repayment of a loan of $0.6 million and the payment of deferred offering costs related to our ATM of $0.1 million.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition

and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 22, 2024.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

Foreign Currency and Exchange Risk

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, Hookipa Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of March 31, 2024 included small amounts of cash balances held by Hookipa Biotech GmbH in euro. Assets and liabilities of Hookipa Biotech GmbH are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the condensed consolidated Statements of Operations and Comprehensive Loss as incurred. A significant portion of our operating costs are in Austria, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 10% weakening of the U.S. dollar compared to the euro would have increased our net income for the three months ended March 31, 2024, by approximately $1.3 million and decreased our currency translation adjustment by approximately $2.4 million. A hypothetical 10% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $93.0 million as of March 31, 2024, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in litigation or legal proceedings relating to claims arising in the ordinary course of business.

Item 1A.     Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Careful consideration should be given to these risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Item 5.      Other Information.

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.      Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2022 (File No. 001-38869) and incorporated herein by reference)

3.1.1

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2022 (File No. 001-38869) and incorporated herein by reference)

3.1.2

Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 11, 2020 (File No. 001-38869) and incorporated herein by reference)

3.1.3

Certificate of Designation of Preferences, Rights and Limitations of the Series A-1 Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2022 (File No. 001-38869) and incorporated herein by reference)

3.1.4

Certificate of Designation of Preferences, Rights and Limitations of the Series A-2 Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023 (File No. 001-38869) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 23, 2019 (File No. 001-38869) and incorporated herein by reference)

10.1*#	Employment Agreement between Mark Winderlich and HOOKIPA Biotech GmbH, dated November 30, 2023

10.2*#	Amendment No.1 to Employment Agreement between Mark Winderlich and HOOKIPA Biotech GmbH, dated December 30, 2023

10.3*#	Termination of Consultancy Service Agreement between Hookipa Biotech GmbH and Malte Peters, effective March 31, 2024

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

HOOKIPA Pharma Inc.

Date: May 9, 2024	By:	/s/ Joern Aldag
Joern Aldag
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Reinhard Kandera
Reinhard Kandera
Chief Financial Officer (Principal Financial and Accounting Officer)