Form 10-Q
period 2024-06-30
HOOKIPA Pharma Inc.
filed 2024-08-08
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 9,655,022 shares of common stock and 2,399,517 shares of Class A common stock outstanding, each $0.0001 par value per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the success, cost and timing of our product development activities and clinical trials;
●	there is substantial doubt regarding our ability to continue as a going concern;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological Licensing Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	the potential benefits of and our ability to maintain our collaboration with Gilead Sciences, Inc. and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our non-replicating and replicating technologies and the product candidates based on these technologies, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	regulatory developments in the United States and foreign countries;
●	competitive companies and technologies in our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the accuracy of our estimates of our annual total addressable market, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends;

●	our ability to comply with Nasdaq listing rules; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$77,150	$117,096
Accounts receivable	82	511
Receivable research incentives	22,479	18,760
Prepaid expenses and other current assets	7,640	10,749
Total current assets	107,351	147,116
Non-current assets:
Restricted cash	203	425
Property, plant and equipment, net	7,007	7,742
Operating lease right of use assets	5,013	5,473
Prepaid expenses and other non-current assets	5,472	581
Total non-current assets	17,695	14,221

Total assets	$125,046	$161,337

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,314	$12,498
Deferred revenues	4,099	14,631
Operating lease liabilities, current	1,507	1,638
Accrued expenses and other current liabilities	10,914	12,101
Loans payable, current	—	1,120
Total current liabilities	27,834	41,988
Non-current liabilities
Operating lease liabilities, non-current	3,391	3,801
Deferred revenues, non-current	1,931	19,674
Other non-current liabilities	5,826	6,017
Total non-current liabilities	11,148	29,492
Total liabilities	38,982	71,480

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; Series A convertible preferred stock, 2,978 shares designated, 370 shares outstanding at June 30, 2024 and December 31, 2023, respectively; Series A-1 convertible preferred stock, 15,800 shares designated, 10,800 shares outstanding at June 30, 2024 and December 31, 2023, respectively; Series A-2 convertible preferred stock, 15,268 shares designated, and 15,268 shares outstanding at June 30, 2024 and December 31, 2023, respectively	0	0
Common stock, $0.0001 par value; 40,000,000 shares and 20,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 9,655,022 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 2,399,517 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	0	0
Additional paid-in capital	467,260	467,050
Accumulated other comprehensive loss	(7,224)	(7,933)
Accumulated deficit	(373,973)	(369,261)
Total stockholders’ equity	86,064	89,857

Total liabilities and stockholders’ equity	$125,046	$161,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue from collaboration and licensing	$1,290	$2,679	$37,889	$5,855
Operating expenses:
Research and development	(19,749)	(19,706)	(39,917)	(40,637)
General and administrative	(3,945)	(4,445)	(8,001)	(9,347)
Restructuring	(54)	—	(1,323)	—
Total operating expenses	(23,748)	(24,151)	(49,241)	(49,984)
Loss from operations	(22,458)	(21,472)	(11,352)	(44,129)
Other (expense) income:
Grant income	$2,508	$2,217	$4,741	$4,570
Interest income	1,073	1,311	2,404	2,482
Interest expense	—	(97)	(2)	(219)
Other (expense) income, net	(218)	25	(503)	(195)

Total other income, net	3,363	3,456	6,640	6,638

Net loss before tax	(19,095)	(18,016)	(4,712)	(37,491)

Income tax expense	(0)	(0)	(0)	(205)

Net loss	(19,095)	(18,016)	(4,712)	(37,696)

Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	178	(69)	709	(86)
Comprehensive loss	$(18,917)	$(18,085)	$(4,003)	$(37,782)

Net loss per share — basic and diluted(1)	$(1.52)	$(2.18)	$(0.38)	$(4.86)

(1) Share and per share amounts have been restated to reflect the one-for-ten reverse stock split effected in July 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock(1)		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2023	26,438	0	9,655,022	1	2,399,517	0	467,050	(7,933)	(369,261)	89,857
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	531	—	531
Stock-based compensation income	—	—	—	—	—	—	(249)	—	—	(249)
Net income	—	—	—	—	—	—	—	—	14,383	14,383
Balances as of March 31, 2024	26,438	$0	9,655,022	$1	2,399,517	$0	$466,801	$(7,402)	$(354,878)	$104,522
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	178	—	178
Stock-based compensation income	—	—	—	—	—	—	459	—	—	459
Net loss	—	—	—	—	—	—	—	—	(19,095)	(19,095)
Balances as of June 30, 2024	26,438	$0	9,655,022	$1	2,399,517	$0	$467,260	$(7,224)	$(373,973)	$86,064

Balances as of December 31, 2022	17,497	0	5,231,713	1	2,399,517	0	397,353	(7,156)	(287,681)	102,517
Issuance of common stock upon exercise of stock options	—	—	569	0	—	—	1	—	—	1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	—	—	—	—	658	—	—	658
Net loss	—	—	—	—	—	—	—	—	(19,680)	(19,680)
Balances as of March 31, 2023	17,497	$0	5,232,282	$1	2,399,517	$0	$398,012	$(7,173)	$(307,361)	$83,479
Conversion of Series A convertible preferred stock to common stock	(1,327)	(0)	132,700	0	—	—	(0)	—	—	—
Conversion of Series A-1 convertible preferred stock to common stock	(5,000)	(0)	500,000	0	—	—	(0)	—	—	—
Issuance of Series A-2 convertible preferred stock upon public offering at $13,100 per share for cash, net of issuance costs of $1,470	15,268	0	—	—	—	—	18,531	—	—	18,531
Issuance of common stock upon public offering at $13.10 per share for cash, net of issuance costs of $2,205	—	—	2,290,077	0	—	—	27,795	—	—	27,795
ATM costs	—	—	—	—	—	—	(86)	—	—	(86)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(69)	—	(69)
Stock-based compensation expense	—	—	—	—	—	—	696	—	—	696
Net loss	—	—	—	—	—	—	—	—	(18,016)	(18,016)
Balances as of June 30, 2023	26,438	$0	8,155,059	$1	2,399,517	$0	$444,948	$(7,242)	$(325,377)	$112,330

(1) All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the one-for-ten reverse stock split effected in July 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2024	2023
Operating activities:
Net loss	$(4,712)	$(37,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	210	1,354
Depreciation and amortization expense	1,354	1,787
Other non-cash items	—	4
Changes in operating assets and liabilities:
Accounts receivable	745	6,257
Receivable research incentives	(4,203)	(4,361)
Prepaid expenses and other current assets	2,600	441
Prepaid expenses and other non-current assets	(4,846)	(124)
Accounts payable	(1,249)	5,188
Deferred revenues	(26,770)	4,899
Operating lease liabilities	(859)	(825)
Accrued expenses and other liabilities	(802)	737
Other non-current liabilities	—	158

Net cash used in operating activities	(38,532)	(22,181)

Investing activities:
Purchases of property and equipment	(161)	(719)

Net cash used in investing activities	(161)	(719)

Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	18,793
Proceeds from issuance of common stock, net of issuance costs	—	28,189
Payments for deferred offering costs	(135)	(148)
Repayments of borrowings	(1,141)	(1,754)

Net cash (used in) provided by financing activities	(1,276)	45,080

Net (decrease) increase in cash, cash equivalents and restricted cash	(39,969)	22,180

Cash, cash equivalents and restricted cash at beginning of period	117,521	113,444
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(199)	385
Cash, cash equivalents and restricted cash at end of period	$77,353	$136,009

Supplemental disclosure of cash flow information:
Cash paid for interest	$(2)	$(10)
Cash paid for income taxes	$(0)	$(205)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$(6)	$(168)
Lease assets obtained in exchange for new operating lease liabilities	$448	$—

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

The consolidated balance sheet as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations, and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Going concern

At each reporting period, in accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, the potential milestones from the Gilead Collaboration Agreement and potential reductions in force cannot be considered probable at this time because these plans are not entirely within the Company’s control and/or have not been approved by the Board of Directors as of the date of these condensed consolidated financial statements.

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through June 30, 2024, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including a net loss of $4.7 million for the six months ended June 30, 2024 and $81.6 million for the year ended December 31, 2023. As of June 30, 2024, the Company had an accumulated deficit of $374.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the filing date of this Quarterly Report on Form 10-Q, the Company’s expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending and the pursuit of additional capital. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Reverse stock split

On July 9, 2024, the Company effected a reverse stock split of the outstanding shares of its common stock on a one-for-ten (1:10) basis (the “Reverse Stock Split”). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on July 9, 2024 (the “Effective Time”) via a certificate of amendment to the Company’s Certificate of Incorporation filed with the Secretary of State of the State of Delaware. At the Effective Time of the Reverse Stock Split, every 10 issued and outstanding shares of the Company’s common stock were automatically combined into one issued and outstanding share of common stock. The par value per share of the common stock remained unchanged at $0.0001. Fractional shares were not issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share received a proportional cash payment. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s relative interest in the Company’s equity securities, except for any adjustments for fractional shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the conversion ratio for the Company’s Class A Common Stock and the conversion prices of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock. All share, per share and option numbers and exercise prices appearing in this Quarterly Report on Form 10-Q and the accompanying condensed financial statements have been adjusted to give effect to the Reverse Stock Split for all prior periods presented. However, the Company’s annual, other periodic, and current reports, and all other information and documents incorporated by reference into this Quarterly Report on Form 10-Q that were filed prior to July 9, 2024, do not give effect to the Reverse Stock Split (see Note 16).

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the recognition of revenue and income, the accrual of research and development expenses and general and administrative expenses, the present value of lease right of use assets and corresponding liabilities, the valuation of stock-based awards, the valuation of current loans payable, the impairment of long-lived assets and going concern. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the three

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and six months ended June 30, 2024 and June 30, 2023 the net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with two of the largest investment grade U.S. financial institutions and have been partially invested in money market funds. The money market funds, held in U.S. dollars, are primarily invested in U.S. and foreign short-term debt obligations. As of June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with regional European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of June 30, 2024 Gilead Sciences, Inc. (“Gilead”) accounted for the majority of the accounts receivable balance. As of December 31, 2023, Gilead and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together “Roche”) accounted for the majority of the accounts receivable balance. For the three months ended June 30, 2024 Gilead and Roche accounted for the majority of the Company’s revenues. For the six months ended June 30, 2024 Roche accounted for the majority of the Company’s revenues as a result of a contract modification and the recognition of upfront and milestone payments previously recorded as deferred revenues. For the three and six months ended June 30, 2023 Gilead and Roche accounted for the majority of the Company’s revenues. Other customers accounted for less than 10.0% of accounts receivable or net revenues. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit-worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, cash equivalents consisted of money market funds and short-term deposits.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company uses the implicit rate when readily determinable and uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. The lease payments used to determine ROU assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized as ROU asset on the consolidated balance sheet. In addition, certain of the Company’s arrangements contain lease and non-lease components. The Company generally separates lease payments from non-lease payments. Operating leases are reflected in operating lease assets, in current operating lease liabilities and non-current operating lease liabilities in the consolidated balance sheets. Finance leases are reflected in finance lease assets, in accrued expenses and other current liabilities and in other non-current operating lease liabilities in the consolidated balance sheets. The ROU asset is tested for impairment in accordance with ASC 360.

Capitalized Software Development Cost

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as software

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Under the research collaboration and license agreement with Roche (the “Roche Collaboration Agreement”), the Company agreed to conduct research and early clinical development through Phase 1b for HB-700, a novel investigational arenaviral immunotherapy for the treatment of KRAS-mutated cancers. The Roche Collaboration Agreement also included an obligation of the Company to deliver a specified package of preclinical data and results with respect to a second program, targeting undisclosed cancer antigens (collectively “UCAs”) and an option for Roche to license the UCA program. The Company’s performance obligations under the terms of the Roche Collaboration Agreement included one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation to perform research and development services with respect to the UCA program. The UCA Option provided a right to license the program at the standalone selling price and therefore did not constitute a separate performance obligation. Payments to the Company under the Roche Collaboration Agreement included a non-refundable up-front payment, payments based upon the achievement of defined milestones, an additional payment if the option for the UCA program was exercised and royalties on product sales. In January 2024, Roche provided written notice of the termination of the collaboration and licensing agreement to the Company resulting in early recognition of revenue previously recorded as deferred revenue. The termination was made according to Roche’s right to terminate without cause, acknowledging that, the Company had met all go-forward criteria under the agreement. Upon the collaboration and licensing agreement termination effective date of April 25, 2024, the Company regained full control of the associated intellectual property portfolio and has full collaboration and licensing rights for this program.

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

The non-refundable upfront-payment received by the Company upon signing of the Roche Collaboration Agreement was initially recorded as deferred revenue and allocated between the HB-700 program and the UCA program. Such amounts were recognized as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development costs (input method) for each of the obligations during the initial term of the contract. The percent of completion basis using research and development costs was considered the best measure of progress in which control of the performance obligations transfers to the customer.

Reimbursement for services

Under the Gilead Collaboration Agreement and historically under the Roche Collaboration Agreement prior to termination, the Company incurs employee expenses as well as external costs for research, manufacturing and clinical trial activities presented as operating expenses or prepaid expenses. Based on the nature of the Company's responsibilities under the collaboration arrangements, reimbursement of those costs are presented as revenue and not deducted from expenses, as the Company controls the research activities. Amounts of consideration allocated to the performance of research or manufacturing services are recognized over the period in which services are performed. Reimbursements for external costs are recognized as revenues as progress is achieved. Unpaid reimbursement amounts are presented as Accounts Receivable.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Research and development milestones

The Gilead Collaboration Agreement includes, and the Roche Collaboration Agreement included, contingent milestone payments related to specified preclinical and clinical development milestones. These milestone payments represent variable consideration that are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606, due to the scientific uncertainties and the required commitment from Gilead and Roche. While no further milestone payments are expected under the terminated Roche Collaboration Agreement, the Company will continue to assess the probability of significant reversals for any amounts that become likely to be realized under the Gilead Collaboration Agreement prior to including the variable consideration associated with these payments within the transaction price.

Sales-based milestones and royalty payments

The Gilead Collaboration Agreement also includes, and the Roche Collaboration Agreement included, certain sales-based milestone and royalty payments upon successful commercialization of a licensed product. In accordance with ASC 606-10-55-65 Sales Based or Usage Based Royalties, the Company recognizes revenues from sales-based milestone and royalty payments at the later of (i) the occurrence of the subsequent sale; or (ii) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied. The Company anticipates recognizing these milestones and royalty payments if and when subsequent sales are generated from a licensed product by the collaboration partner.

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

The $10.0 million upfront payment, the $15.0 million initiation fee and $8.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of June 30, 2024, $6.0 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2023, $7.5 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 46% of deferred revenue is expected to be recognized as revenue in the remainder of 2024, 44% in 2025 and the remaining 10% in 2026.

In the three months ended June 30, 2024, the Company recognized $0.5 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.1 million revenue from cost reimbursements for research and development services. In the three months ended June 30, 2023, the Company recognized $1.4 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.3 million revenue from cost reimbursements for research and development services.

In the six months ended June 30, 2024, the Company recognized $1.3 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.2 million revenue from cost reimbursements for research and development services. In the six months ended June 30, 2023, the Company recognized $2.6 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.8 million revenue from cost reimbursements for research and development services.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of June 30, 2024 and December 31, 2023, the contract asset relating to the sublicense payment was $0.1 million and $0.1 million, respectively, and there was no liability relating to sublicense payment.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Under the terms of the original Roche Collaboration Agreement, the Company had granted Roche an exclusive, royalty-bearing license to the Company’s technology platforms for KRAS-mutated cancers, and an option right to exclusively license a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. Upon the termination effective date of April 25, 2024, the Company regained full control of the associated intellectual property portfolio and full collaboration and licensing rights for this program.

Upon signing the Roche Collaboration Agreement in October 2022, the Company received a non-refundable upfront payment of $25.0 million. This upfront payment, a $10.0 million milestone payment received in the three months ended March 31, 2023, and a $10.0 million milestone received in the three months ended June 30, 2024 were considered as part of the transaction price and were recognized as revenue when revenue recognition criteria were met over the period in which services were performed. As of June 30, 2024, no liabilities were recorded in deferred revenues, current and non-current. As of December 31, 2023, $26.8 million of such payments were included as a liability in deferred revenues, current and non-current.

The Company considered the termination by Roche as a contract modification of the combined performance obligations and the transaction price. The modification was accounted for on a cumulative catch-up basis, applying the revised percent of completion to the revised transaction price, resulting in an immediate increase of revenue in the period of the modification. The transaction price was recognized as revenue over the remaining performance period using updated total estimated research and development costs. The remaining liability included in deferred revenues was recognized in the three months ended June 30, 2024.

In the three months ended June 30, 2024, the Company recognized revenues of $0.7 million of the upfront and milestone payments that were originally recorded as deferred revenue. In the three months ended June 30, 2023, the Company recognized $1.0 million of the upfront and milestone payments that were originally recorded as deferred revenue.

In the six months ended June 30, 2024, the Company recognized revenues of $36.3 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.1 million revenue from cost reimbursements for activities related to the preparation of a first in human trial of HB-700. In the six months ended June 30, 2023, the Company recognized $2.5 million of the upfront and milestone payments that were originally recorded as deferred revenue.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of June 30, 2024 there was no contract asset and no liability relating to sublicense payments. As of December 31, 2023 the contract asset was $2.0 million and there was no liability relating to sublicense payments.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4. Restructuring

On January 29, 2024, the Company announced and began implementing its decision to prioritize the clinical development of its eseba-vec (formerly HB-200) program for the treatment of HPV16+ head and neck cancers and its two Gilead-partnered infectious disease programs and to pause development activities related to HB-300 and most of its preclinical research activities. In connection with this strategic refocus, the Company’s board of directors approved a restructuring plan to rebalance the Company’s cost structure, which includes a reduction of the Company’s workforce by approximately 30% and the discontinuation of the Company’s GMP manufacturing facility project. The restructuring plan was completed as of June 30, 2024.

As a result of the restructuring plan, the Company incurred the following charges which were included within Restructuring in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the effect of the restructuring charges (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Severance and other personnel expenses	15	—	1,238	—
Professional fees and other related charges	39	—	85	—
Total	$54	$—	$1,323	$—

There was no restructuring liability as of June 30, 2024.

5. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,281	$—	$—	$70,281
Total	$70,281	$—	$—	$70,281

	Fair Value Measurement at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$91,084	$—	$—	$91,084
Total	$91,084	$—	$—	$91,084

During the six months ended June 30, 2024, there were no transfers between Level 1, Level 2 and Level 3.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Land	$1,961	$2,025
Leasehold improvements	3,202	3,300
Construction in progress	13	212
Laboratory equipment	8,451	8,722
Furniture and fixtures	630	654
Computer equipment and software	2,457	2,652
Property and equipment, gross	16,714	17,565
Less: Accumulated depreciation	(9,707)	(9,823)
Property and equipment, net	$7,007	$7,742

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

As of June 30, 2024, the Company recognized receivables of $22.5 million from the research incentive programs, which are reported in receivable research incentive in the Company’s condensed consolidated balance sheet. $21.4 million relate to the Austrian research incentive program, $1.0 million relate to the New York State life sciences research and development program and $0.1 million relate to the New York City biotechnology tax credit program. As of December 31, 2023, the receivables from the research incentive programs were $18.8 million with $17.3 million related to the Austrian research incentive program, $1.4 million related to the New York State life sciences research and development program and $0.1 million related to the New York City biotechnology tax credit program.

During the three months ended June 30, 2024 and 2023, the Company recorded $2.5 million and $2.1 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations and comprehensive loss as part of the grant income related to the Austrian incentive program. Research incentives depend on the eligible research and development expenses of the respective period.

During the six months ended June 30, 2024 and 2023, the Company recorded $4.7 million and $4.3 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

operations and comprehensive loss as part of the grant income related to the Austrian incentive program. Research incentives depend on the eligible research and development expenses of the respective period.

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Salaries and bonuses	3,597	5,665
Social security contributions	425	340
Unearned grant income (current)	—	52
Accrued external research and development expenses	5,248	4,594
Accrued external general and administration expenses	599	292
Accrued for property and equipment acquisitions	—	14
Income taxes	206	367
Other accruals and liabilities	839	777
	$10,914	$12,101

9. Loans payable

As of June 30, 2024 and December 31, 2023, loans payable consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Loans from FFG	$—	$1,172
Unamortized debt discount	—	(52)
Total loans payable, net	$—	$1,120

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

As of June 30, 2024, the Company has no outstanding loans payable. A final principal repayment of $1.1 million was made in the three and six months ended June 30, 2024. A principal repayment of $1.2 million was made in the three months ended June 30, 2023 and principal repayments of $1.8 million were made in the six months ended June 30, 2023.

10. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. On July 9, 2024, the Company effected a reverse stock split of the outstanding shares of its common stock on a one-for-ten basis (see Notes 2 and 16). As of June 30, 2024, the Company was authorized to issue 40,000,000 (400,000,000 before the Reverse Stock Split) shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock, 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock and 15,268 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-2 convertible preferred stock. As of June 30, 2024, the Company had 9,655,022 (96,550,590 before the Reverse Stock Split) shares of common stock, 2,399,517 shares of Class A common stock, 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding and issued. As a result of the Reverse Stock Split, 37 shares of common stock were retired due to round-down effects and redeemed in cash.

On June 5, 2023, the Company closed a public offering of 2,290,077 (22,900,768 before the Reverse Stock Split) shares of its common stock and 15,268 shares of Series A-2 convertible preferred stock at a public offering price of $13.10 and $1,310.00 per share, respectively, for net proceeds of $46.2 million after deducting underwriting discounts and commissions and offering expenses.

On February 15, 2022, the Company entered into a stock purchase agreement with Gilead (“Stock Purchase Agreement”), that requires Gilead, at the Company’s option, to purchase up to $35.0 million of the Company’s common stock. On February 15, 2022, Gilead purchased an initial amount of 166,666 (1,666,666 before the Reverse Stock Split) shares of the Company’s common stock in exchange for $5.0 million in cash at a purchase price per share equal to $30.00. On December 20, 2023, the parties amended and restated the Stock Purchase Agreement (the “Amended Stock Purchase Agreement”) and Gilead purchased 1,500,000 (15,000,000 before the Reverse Stock Split) shares of the Company’s common stock in exchange for approximately $21.3 million in cash at a purchase price per share equal to $14.167. Pursuant to the terms of the Amended Stock Purchase Agreement, the Company may require Gilead to purchase the balance of the $8.75 million of common stock as pro-rata participation in potential future equity raises. The Company’s right to sell shares of its common stock to Gilead is subject to specified limitations, including a limitation that prevents the Company from requesting purchases of shares of common stock by Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead.

The Company has three series of preferred stock authorized, issued and outstanding as of June 30, 2024: Series A convertible preferred stock, Series A-1 convertible preferred stock and Series A-2 convertible preferred stock. Shares of Series A, Series A-1 and Series A-2 convertible preferred stock may be independently converted into common stock. Holders of Series A, Series A-1 and Series A-2 convertible preferred stock have equal rights, powers and privileges.

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of Class A common stock and Series A, Series A-1 and Series A-2 convertible preferred stock are not entitled to vote, except as required by law. The holders of common stock and Class A common stock do not have any cumulative voting rights.

Each holder of Class A common stock has the right to convert each ten shares of Class A common stock into one share of common stock at such holder's election. Each holder of Series A, Series A-1 and Series A-2 convertible preferred stock has the right to convert each share of Series A, Series A-1 and Series A-2 convertible preferred stock into 100 shares of common stock at any time at the holder’s option, provided that the holder will be prohibited, subject to certain exceptions, from converting Series A, Series A-1 and Series A-2 preferred stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

There were 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding as of June 30, 2024 and December 31, 2023, respectively. In May 2023 certain of the Company’s stockholders elected to convert an aggregate of 1,327 shares of Series A convertible preferred stock and an aggregate of 5,000 shares of Series A-1 convertible preferred stock owned by such holders into an aggregate of 632,700 (6,327,000 before the Reverse Stock Split) shares of the Company’s common stock.

11. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Company’s board of directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of June 30, 2024, 75,767 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. As of June 30, 2024, the maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan was 1,202,548 shares which shall be cumulatively increased on January 1 of each year by up to 4.0% of the then outstanding number of shares of common stock and Class A common stock. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Option re-grants to non-executive directors generally vest on the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option, the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

On August 7, 2023, the Company’s board of directors approved a one-time offer to eligible non-executive, non-director employees to exchange certain outstanding stock options for new stock options with modified terms. Under the stock option exchange program (the “Offer”), the Company offered to exchange certain out-of-the-money stock options

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

for new stock options at an exchange ratio of between 1.75 and 2.50 surrendered options for one new option exercisable for shares of common stock with a lower exercise price and extended vesting terms. Pursuant to the Offer, a total of 82 eligible participants tendered, and the Company accepted for cancellation, stock options to purchase an aggregate of 54,323 shares of the Company’s common stock with exercise prices between $69.00 and $140.00. The eligible options that were accepted for cancellation represented approximately 86.6% of the total shares of common stock underlying all of the eligible options. In accordance with the terms and conditions of the Offer, on September 12, 2023, the Company issued new options to purchase an aggregate of 27,376 shares of common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of each new option granted in the Offer is $10.00. New options issued for previously vested stock options vest on the first anniversary of the grant date and new options issued for previously unvested stock options vest over a three-year term in twelve equal quarterly installments. The stock option exchange offer resulted in incremental stock-based compensation expense of $0.1 million, which will be recognized using the graded-vesting method over the remaining requisite service period of the new stock options.

2023 Inducement Plan

On April 7, 2023, the Company’s board of directors adopted the Company’s 2023 Inducement Plan (the “2023 Inducement Plan”) pursuant to which the Company reserved 50,000 shares of common stock for issuance under the 2023 Inducement Plan. The 2023 Inducement Plan provides for the grant of non-statutory stock options to eligible individuals. In accordance with Nasdaq Marketplace Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to individuals not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. Awards granted under the 2023 Inducement Plan must be approved by either a majority of the Company’s independent directors or the compensation committee of the Company’s board of directors. As of June 30, 2024, the Company had 5,000 shares of its common stock available for future issuance under the 2023 Inducement Plan.

The following table presents a summary of awards outstanding:

	As of June 30, 2024
	2018 Plan	2019 Plan	Inducement Awards	Total
Granted and outstanding awards:
Stock options	75,767	968,293	45,000	1,089,060
Total	75,767	968,293	45,000	1,089,060

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Risk-free interest rate	4.53%	3.57%	4.53%	3.57%
Expected term (in years)	6.1	6.0	6.1	6.0
Expected volatility	101.5%	94.0%	101.5%	94.0%
Expected dividends	—%	—%	—%	—%

For the 2024 and 2023 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2024 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2023	810,942	$42.76	7.4	$486
Granted	419,981	7.56
Exercised	—	—
Forfeited	(141,863)	30.38
Outstanding as of June 30, 2024	1,089,060	$30.80	7.9	$336

Options exercisable as of June 30, 2024	449,338	$59.70	6.1	$336
Options unvested as of June 30, 2024	639,722	$10.50	9.2	$—

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of June 30, 2024 and December 31, 2023, was $5.92 and $8.10, respectively.

No cash was received from stock option exercise under share-based payment arrangements for the six months ended June 30, 2024. Cash received from stock option exercises under share-based payment arrangements for the six months ended June 30, 2023 was $1 thousand.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development expenses(1)	$156	$308	$3	$548
General and administrative expenses(1)	303	388	207	806
	$459	$696	$210	$1,354

(1) The six months ended June 30, 2024 includes negative stock-based compensation expense for Research and development expenses that occurred in the three months ended March 31, 2024 as a result of forfeitures.

12. Income taxes

Income tax expense during the six months ended June 30, 2024 and June 30, 2023 resulted from minimum tax obligations in Austria, and U.S. federal and state income tax as well as minimum tax obligations in Austria, respectively. During the three and six months ended June 30, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2024 and December 31, 2023. Management reevaluates the positive and negative evidence at each reporting period.

13. Commitments and contingencies

Operating and Finance Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.2 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company’s operating lease right-of-use assets were $5.0 million and $5.5 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of June 30, 2024, the Company had outstanding operating lease obligations of $4.9 million, of which $1.5 million is reported in operating lease liabilities, current portion and $3.4 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding operating lease obligations of $5.4 million, of which $1.6 million is reported in operating lease liabilities, current portion and $3.8 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 4.3% and 3.5 years.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of June 30, 2024, the Company’s total non-cancellable obligations under contracts with CMOs were $5.2 million, of which $1.0 million relates to 2024 (remaining six months) deliverables, and $4.2 million relates to 2025 deliverables.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three and six months ended June 30, 2024, the Company recorded $0.2 million and $2.9 million, respectively, in licensing fees related to intellectual property licenses as research and development expenses. The amount is mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement and the Roche Collaboration Agreement. The amount recognized as expenses has been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024 or December 31, 2023.

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

14. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(19,095)	$(18,016)	$(4,712)	$(37,696)

Denominator:
Weighted-average common shares outstanding, basic and diluted	9,894,974	6,480,861	9,894,974	5,979,258
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	37,000	92,413	37,000	130,843
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,080,000	1,277,802	1,080,000	1,428,066
Weighted-average Series A-2 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,526,800	419,451	1,526,800	210,884
Total number of shares used to calculate net loss per share, basic and diluted	12,538,774	8,270,527	12,538,774	7,749,051
Net loss per share, basic and diluted	$(1.52)	(2.18)	(0.38)	(4.86)

(1) Class A common stock, Series A, Series A-1 and Series A-2 convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. The Class A common stock, Series A, Series A-1 and Series A-2 convertible preferred stock is therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted in common stock. Each ten shares of Class A common stock and each share of Series A, Series A-1 and Series A-2 convertible preferred stock is independently convertible into one and 100 shares of common stock, respectively. In the three and six months ended June 30, 2024, 239,952 shares of the Company’s common stock were issuable upon conversion of the Class A common stock, 37,000 shares of the Company’s common stock were issuable upon conversion of Series A convertible preferred stock, 1,080,000 shares of the Company’s common stock were issuable upon conversion of Series A-1 convertible preferred stock and 1,526,800 shares of the Company’s common stock were issuable upon conversion of Series A-2 convertible preferred stock (see Note 10).

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

	Three and six months ended June 30,
	2024	2023
Options issued and outstanding	1,089,060	870,660
Total	1,089,060	870,660

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

15. Related Parties

Effective September 15, 2023, Malte Peters, a member of the Company’s board of directors, agreed to lead the Company’s clinical activities as ad interim Senior Clinical Advisor. No expense was recorded during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company recorded expense of $0.2 million related to a consultancy services agreement entered into with Dr. Peters, effective September 15, 2023. The consultancy services agreement was terminated on March 31, 2024.

16. Subsequent Events

Reverse stock split

A one-for-ten Reverse Stock Split of the Company’s issued and outstanding shares of common stock was effected on July 9, 2024. Stockholders entitled to fractional shares of common stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares of common stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the effects of the Reverse Stock Split. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s relative interest in the Company’s equity securities, except for any adjustments for fractional shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the conversion ratio for the Company’s Class A Common Stock and the conversion prices of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock. Proportionate adjustments were also made to the number of shares underlying, and the exercise or conversion prices of, the Company’s outstanding stock options and to the number of shares of common stock issuable under the Company’s equity incentive plans. The Reverse Stock Split proportionately reduced the number of authorized shares of the Company’s common stock (see Note 2).

Officer and director transitions

On July 22, 2024, the Company appointed Dr. Malte Peters as its Chief Executive Officer and issued a restricted stock unit award covering an aggregate of 108,695 shares of common stock, which vests in two equal annual installments upon the first and second anniversaries of Dr. Peters start date subject to his continued employment through each such date. Furthermore, the Company appointed Terry Coelho as its Executive Vice President and Chief Financial Officer and issued a restricted stock unit award covering an aggregate of 69,875 shares of common stock, which vests in two equal annual installments upon the first and second anniversaries of her start date subject to her continued employment through each such date, and paid a one-time signing bonus of $0.2 million. Dr. Peters and Ms. Coelho both retained their positions as directors of the Company.

On July 22, 2024, Joern Aldag separated as the Chief Executive Officer of the Company and resigned as a director of the Company on July 23, 2024. In connection with Mr. Aldag’s separation as the Chief Executive Officer of the Company, the Company has agreed to provide Mr. Aldag a severance package consistent with his employment agreement which is expected to include a cash payment of $1.1 million and continued health benefits for six months as part of a six month garden leave period beginning on July 31, 2024. Furthermore, on July 22, 2024 Reinhard Kandera separated as the Chief Financial Officer of the Company and resigned as a director of the Company on July 23, 2024. In connection with Mr. Kandera’s separation as the Chief Financial Officer of the Company, the Company has agreed to provide Mr. Kandera a severance package consistent with his employment agreement which is expected to include a cash payment of $0.8 million and continued health benefits for six months as part of a six month garden leave period beginning on July 31, 2024. The unrecognized severance expense will be recognized in the financial statements for the quarter ending September 30, 2024.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Appointment of Sean A. Cassidy as a director

On July 22, 2024, the Company’s board of directors appointed Sean A. Cassidy as a member of the board of directors and as a member of the compensation committee and chair of the audit committee, succeeding Ms. Coelho as chair of the audit committee. Pursuant to the Company’s Non-Employee Director Compensation Policy, Mr. Cassidy was granted an initial stock option to purchase 9,800 shares of the Company’s common stock upon appointment to the Company’s board of directors.

At-the-Market Offering Program

As previously disclosed, on July 12, 2022, the Company entered into a Sales Agreement with Leerink Partners LLC (“Leerink”), as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of common stock from time to time in “at-the-market” offerings. On August 5, 2024, the Company delivered a termination notice to Leerink to terminate the Sales Agreement, effective as of August 8, 2024. At the time of termination, $50.0 million remained available for issuance pursuant to the Sales Agreement.

On August 8, 2024, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by the Company of up to $50.0 million of common stock from time to time in “at-the-market” offerings.

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

We are building a proprietary immuno-oncology pipeline utilizing our replicating technology. Our oncology portfolio targets oncoviral cancer antigens and next-generation antigens and includes two primary programs in development: eseba-vec (formerly HB-200) and HB-700. Eseba-vec is in clinical development for the treatment of Human Papillomavirus 16-positive (“HPV16+”) head and neck cancers in a Phase 1/2 clinical trial. Eseba-vec in combination with pembrolizumab received Fast Track Designation from the U.S. Food and Drug Administration (“FDA”) in January 2022 and PRIME designation from the European Medicines Agency in April 2024 for the treatment of first-line HPV16+ recurrent/metastatic oropharyngeal squamous cell carcinoma. In April 2024, we received Investigational New Drug (“IND”) clearance from the FDA for HB-700 for the treatment of KRAS mutated cancers, including, lung, colorectal and pancreatic cancers.

Our strategic priority is the development of our oncology portfolio, most importantly the advancement of our Eseba-vec program, and we expect to initiate the AVALON-1 trial, a randomized Phase 2/3 trial of eseba-vec, in the fourth quarter of 2024. Additionally, we are developing infectious disease therapies in partnership with other companies. Our Hepatitis B (“HBV”) program, HB-400, and our Human Immunodeficiency Virus (“HIV”) program, HB-500, are developed in a partnership with Gilead Sciences Inc. (“Gilead”).

Eseba-vec, our first program in oncology, is being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of HPV16+ cancers. This trial is currently enrolling participants in Phase 2, evaluating eseba-vec therapy in combination with pembrolizumab in the first line setting of HPV16+ PD-L1+ oropharynx cancer. Preliminary Phase 2 data presented in June 2024 for 35 evaluable patients treated with the combination showed a 37% confirmed objective response rate (“ORR”), 11% complete response (“CR”) rate, and disease control rate (“DCR”) of 69% per RECIST 1.1 criteria, compared to the historical 19% ORR for pembrolizumab alone. In a subset of 17 evaluable patients with CPS of 20 or higher, the data showed a 53% confirmed ORR, 18% CR rate, and 82% DCR. These patients are representative of the Company’s planned AVALON-1 pivotal Phase 2/3 trial population. Additionally, preliminary PFS for the CPS 20 or higher subgroup was 16.3 months and is encouraging based on the historical PFS data of 3.4 months reported for pembrolizumab alone. The preliminary OS rate was 88% at 9 months, and median OS was unreached as of the cutoff date with 16 of 19 patients still alive. Median follow-up for these patients was 8.4 months. Eseba-vec + pembrolizumab was generally well tolerated. Among the 46 participants treated with the combination, Grade ≥3 treatment-related adverse events (“TRAEs”) were reported in 7 (15%) patients, serious TRAEs in 2 (4%) patients, and TRAEs leading to treatment discontinuation of eseba-vec in 2 (4%) patients. No treatment-related deaths were reported.

HB-700 was designed for treatment of cancers encoding mutated KRAS, especially KRAS-mutated pancreatic, colorectal, and lung cancers. By simultaneously targeting the five most common mutations, we believe HB-700 has the potential to benefit more patients than single mutation inhibitors. The IND application for HB-700 was cleared by the FDA in April 2024.

In October 2022, we entered into a Research Collaboration and License Agreement (the “Roche Collaboration Agreement”), with Roche to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. We announced in January 2024 that we received notification from Roche of their decision to terminate the collaboration and licensing agreement for our HB-700 program in KRAS mutated cancers. We have met all go-forward criteria under the agreement. Effective April 25, 2024, we regained full control of the associated intellectual property portfolio and have full collaboration and licensing rights for this program. Pursuant to the Roche Collaboration Agreement, we received a non-refundable upfront payment of $25.0 million, and milestone payments of $20.0 million.

We are collaborating with Gilead Sciences, Inc. (“Gilead”) to research arenavirus functional cures for chronic Hepatitis B and HIV infections under a Collaboration and License Agreement signed in 2018 (the “Gilead Collaboration Agreement”). Both programs have completed preclinical research, and in April 2023 the first participant in a Phase 1 clinical trial of the Hepatitis B product candidate being conducted by Gilead has been dosed. Gilead is solely responsible for further development and commercialization of the Hepatitis B product candidate and we are eligible for up to a further $185.0 million in development and commercialization milestone payments, plus tiered royalties. According to the amendment to the Gilead Collaboration Agreement, signed in February 2022, we have taken on development responsibilities for the HIV program candidate through a Phase 1b clinical trial and Gilead will provide funding through a combination of an initiation payment of $15.0 million, a milestone payment of $5.0 million and equity contributions of up to $35.0 million. In November 2023, we received FDA clearance of our IND application for HB-500 and started the Phase 1b trial in the second quarter of 2024. The first person was dosed on July 1, 2024, resulting in the achievement of a $5.0 million non-dilutive milestone payment which was received on July 25, 2024. Gilead retains the exclusive option, to further develop and commercialize the HIV program, in which case we are eligible for up to a further $227.5 million in developmental and commercialization milestone payments, inclusive of a $10.0 million option exercise payment, plus tiered royalties.

On January 29, 2024, we announced our decision to prioritize the clinical development of our eseba-vec program for the treatment of HPV16+ head and neck cancers and our two Gilead-partnered infectious disease programs and to pause development activities related to HB-300, targeting self-antigens for the treatment of prostate cancer, and most of our preclinical research activities. In connection with this strategic refocus, our Board of Directors approved a plan to reduce our workforce by 55 fulltime employees, or approximately 30% of the then-current employee base, and to rebalance our cost structure in alignment with the new prioritization of research and development programs. The prioritization of our eseba-vec program and our two Gilead-partnered programs also included the discontinuation of our GMP manufacturing facility project. The restructuring was completed by the end of the second quarter of 2024.

We have funded our operations to date primarily from public offerings of common stock and convertible preferred stock, including our initial public offering, as well as private placements of our redeemable convertible preferred stock, grant funding and loans from an Austrian government agency, and upfront, milestone and initiation payments from Gilead and Roche in connection with our respective collaboration and license agreements. As of June 30, 2024 we had cash, cash equivalents and restricted cash of $77.4 million.

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

All of our product candidates, including our most advanced oncology product candidate, eseba-vec, will require substantial additional development time and resources before we would be able to apply for and receive regulatory approvals and begin generating revenue from product sales. Before launching our first products, if approved, we plan to establish our own manufacturing facility to reduce or eliminate our reliance on contract manufacturing organizations (“CMOs”) which will require substantial capital expenditures and cause additional operating expenses. We currently have no marketing and sales organization and have no experience in marketing products; accordingly, we will incur significant expenses to develop a marketing organization and sales force in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. In addition, we expect to continue to incur legal, accounting and other expenses in operating our business, including the costs associated with operating as a public company.

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

Since our inception, we have incurred recurring losses, including net losses of $19.1 million and $4.7 million for the three and six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $374.0 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish further commercial manufacturing capacity.

Impacts of Market Conditions on Our Business

Unfavorable conditions in the economy in the United States, Austria and elsewhere may negatively affect the growth of our business and our results of operations. Macroeconomic events and conditions such as heightened inflation, increased interest rates, disruptions to global financial markets or a recession or other market correction, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, any escalation of the conflict in Israel and the Gaza Strip, and other global macroeconomic factors, could reduce our ability to access capital, which could materially impact our business and the value of our common stock.

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

Under the Gilead Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Gilead Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”) which revised the terms only for the HIV program, whereby we will take on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Gilead Collaboration Agreement, Gilead will retain an exclusive right, the Option, to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Gilead Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Gilead Collaboration Agreement with respect to the HBV program, and if the Option is exercised, any manufacturing costs related to the HIV program. Through June 30, 2024, we have received a non-refundable upfront payment of $10.0 million, a program initiation fee of $15.0 million and $21.2 million in milestone payments for the achievement of pre-clinical research milestones from Gilead. On July 1, 2024 the first person was dosed in a Phase 1b clinical trial of HB-500 resulting in the achievement of a $5.0 million non-dilutive milestone payment which was received on July 25, 2024. In addition, we have recognized $42.4 million of cost reimbursements for research and development services performed under the Restated Gilead Collaboration Agreement.

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

Through June 30, 2024, we have received from Roche the non-refundable upfront payment of $25.0 million, $10.0 million in milestone payments for the achievement of a GMP manufacturing milestone under the HB-700 program and $10.0 million in milestone payments associated with an IND submission for the HB-700 program. In addition, we have recognized $0.6 million of cost reimbursements for research and development activities related to a first human trial.

We determined that our performance obligations under the terms of the Roche Collaboration Agreement included one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation during the UCA Option period to perform research and development services with respect to the UCA Program. Accordingly, we allocated the non-refundable upfront payment of $25.0 million between the two performance obligations. Milestone payments that were contingent on future events were added to the transaction price when the triggering event became probable. The consideration allocated to a performance obligation has been recognized as revenue over the performance period of the respective services on a percent of completion basis using total estimated research and development costs for each of the performance obligations. Milestone payments, or parts thereof, that related to completed services were reflected via a cumulative catch up for past performance.

Operating Expenses

Our operating expenses since inception have only consisted of research and development costs, general and administrative costs and restructuring and impairment expenses.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting Phase 1 and Phase 2 clinical trials, including the ongoing eseba-vec (formerly HB-200) Phase 1/2 trial, and progressing IND applications, including for HB-500 and HB-700. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any product candidates that we develop from our programs. We are also unable to predict when, if ever, material net cash inflows will commence from sales of product candidates we develop, if at all. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	successful completion of preclinical studies and clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	substantial doubt regarding our ability to continue as a going concern;

●	acceptance of INDs for our planned clinical trials or future clinical trials;
●	successful enrollment and completion of clinical trials;
●	successful data from our clinical program that support an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
●	scaleup of our manufacturing processes and formulation of our product candidates for later stages of development and commercialization;
●	establishing our own manufacturing capabilities or agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;
●	entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	successfully launching commercial sales of our product candidates, if approved;
●	acceptance of the product candidates benefits and uses, if approved, by patients, the medical community and third-party payors;
●	the prevalence and severity of adverse events experienced with our product candidates;
●	maintaining a continued acceptable safety profile of the product candidates following approval;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
●	qualifying for, maintaining, enforcing and defending intellectual property rights and claims.

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Eseba-vec (formerly HB-200) program	$16,939	$10,715	$29,389	$20,448
HB-300 program	286	1,690	1,911	5,337
Gilead partnered programs	1,237	4,071	2,849	7,655
Roche partnered programs	844	1,332	4,893	3,325
Other and earlier-stage programs	141	1,531	524	3,093
Other unallocated research and development expenses	302	367	351	779
Total research and development expenses	$19,749	$19,706	$39,917	$40,637

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

Income Taxes

Income tax expense results from U.S. federal and state income tax as well as foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of June 30, 2024.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Revenue from collaboration and licensing	$1,290	$2,679	$(1,389)	$37,889	$5,855	$32,034
Operating expenses:
Research and development	(19,749)	(19,706)	(43)	(39,917)	(40,637)	720
General and administrative	(3,945)	(4,445)	500	(8,001)	(9,347)	1,346
Restructuring	(54)	—	(54)	(1,323)	—	(1,323)
Total operating expenses	(23,748)	(24,151)	403	(49,241)	(49,984)	743
Loss from operations	(22,458)	(21,472)	(986)	(11,352)	(44,129)	32,777
Other income:
Grant income	2,508	2,217	291	4,741	4,570	171
Interest income	1,073	1,311	(238)	2,404	2,482	(78)
Interest expense	—	(97)	97	(2)	(219)	217
Other (expense) income, net	(218)	25	(243)	(503)	(195)	(308)
Total other income, net	3,363	3,456	(93)	6,640	6,638	2
Net loss before tax	(19,095)	(18,016)	(1,079)	(4,712)	(37,491)	32,779
Income tax expense	(0)	(0)	(0)	(0)	(205)	205
Net loss	$(19,095)	$(18,016)	$(1,079)	$(4,712)	$(37,696)	$32,984

Revenue from Collaboration and Licensing

Revenue was $1.3 million and $37.9 million for the three and six months ended June 30, 2024, respectively, compared to $2.7 million and $5.9 million for the three and six months ended June 30, 2023, respectively.

During the three months ended June 30, 2024, revenue decreased by $1.4 million compared to the three months ended June 30, 2023. This decrease was primarily due to lower partial recognition of the upfront and milestone payments under the Roche Collaboration Agreement as a result of the termination of the Roche Collaboration Agreement.

For the three months ended June 30, 2024 and 2023, revenue included $0.1 million and $0.3 million, respectively, from reimbursement of research and development expenses, and $1.2 million and $2.4 million, respectively, from partial recognition of upfront, milestone and initiation payments that were initially recorded as deferred revenue.

For the three months ended June 30, 2024, revenue included $0.6 million related to the Restated Gilead Collaboration Agreement, of which $0.1 million resulted from reimbursement of research and development expenses and $0.5 million resulted from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $0.7 million related to the terminated Roche Collaboration Agreement, of which less than $0.1 million resulted from reimbursement of expenses and $0.7 million from partial recognition of upfront and milestone payments under the terminated Roche Collaboration Agreement, that were initially recorded as deferred revenue.

For the three months ended June 30, 2023, revenue included $1.7 million related to the Restated Gilead Collaboration Agreement, of which $0.3 million resulted from reimbursement of research and development expenses and $1.4 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $1.0 million from partial recognition of upfront and milestone payments under the terminated Roche Collaboration Agreement that were initially recorded as deferred revenue.

During the six months ended June 30, 2024, revenue increased by $32.0 million compared to the six months ended June 30, 2023. This increase was primarily due to higher partial recognition of the upfront and milestone payments under the Roche Collaboration as a result of the termination of the Roche Collaboration Agreement leading to accelerated recognition of the upfront and milestone payments that were initially recorded as deferred revenue, including the partial recognition of revenue from a $10.0 million milestone achieved in March 2024.

For the six months ended June 30, 2024 and 2023, revenue included $0.3 million and $0.8 million, respectively, from reimbursement of research and development expenses, and $37.6 million and $5.1 million, respectively, from partial recognition of upfront, milestone and initiation payments that were initially recorded as deferred revenue.

For the six months ended June 30, 2024, revenue included $1.5 million related to the Restated Gilead Collaboration Agreement, of which $0.2 million resulted from reimbursement of research and development expenses and $1.3 million resulted from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $36.4 million related to the terminated Roche Collaboration Agreement, of which $0.1 million resulted from reimbursement of expenses and $36.3 million of revenue recognized. Revenue recognized includes $26.3 million of the upfront and milestone payments that were originally recorded as deferred revenue and $10.0 million related to milestone achieved in March 2024 and received in April 2024 associated with an IND submission for the HB-700 program.

For the six months ended June 30, 2023, revenue included $3.4 million related to the Restated Gilead Collaboration Agreement, of which $0.8 million resulted from reimbursement of research and development expenses and $2.6 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $2.5 million from partial recognition of upfront and milestone payments under the terminated Roche Collaboration Agreement that were initially recorded as deferred revenue.

Research and Development Expenses

For the three and six months ended June 30, 2024, our research and development expenses were $19.7 million and $39.9 million, respectively, compared to $19.7 million and $40.6 million for the three and six months ended June 30, 2023, respectively.

The research and development expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 remained unchanged. Indirect research and development expenses decreased by $2.2 million, offset by an increase in direct research and development expenses of $2.2 million. Indirect research and development expenses decreased mainly because of lower personnel-related expenses of $1.7 million and lower expenses for laboratory consumables of $0.4 million. The decrease in personnel-related expenses mainly resulted from the effects of our workforce reduction, including the effects of stock option forfeitures. The increase in direct research and development expenses was primarily driven by higher clinical study expenses for our eseba-vec program, partially offset by lower manufacturing expenses and decreased spending for our other programs.

The decrease of $0.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was attributable to a decrease in indirect research and development expenses of $3.4 million, partially offset by an increase in direct research and development expenses of $2.7 million. Indirect research and development expenses decreased mainly because of lower personnel-related expenses of $2.2 million, lower expenses for laboratory consumables of $0.8 million and lower travel expenses of $0.3 million. The decrease in personnel-related expenses mainly resulted from the effects of our workforce reduction, including the effects of stock option forfeitures. The increase in direct research and development expenses was primarily driven by higher clinical study expenses for our eseba-vec program, as well as amortization expenses related to capitalized sublicense payments following the termination of the Roche Collaboration, partially offset by lower manufacturing expenses and decreased spending for our other programs.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2024 were $3.9 million and $8.0 million, respectively, compared to $4.4 million and $9.3 million for the three and months ended June 30, 2023, respectively.

The decrease of $0.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a decrease in professional and consulting fees of $0.3 million and a decrease in personnel-related expenses of $0.2 million. The decrease in personnel-related expenses resulted primarily from lower stock-based compensation expense of $0.1 million and lower training and recruitment fees of $0.1 million.

The decrease of $1.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a decrease in personnel-related expenses of $0.8 million, a decrease in other expenses of $0.3 million, and a decrease in professional and consulting fees of $0.2 million. The decrease in personnel-related expenses resulted primarily from lower stock-based compensation expense of $0.6 million and lower training and recruitment fees of $0.2 million.

Restructuring Expenses

Restructuring expenses for the three and six months ended June 30, 2024 were $0.1 million and $1.3 million, respectively.

Restructuring expenses for the three months ended June 30, 2024 consisted of less than $0.1 million of severance and other personnel costs and less than $0.1 million of professional fees and consulting costs associated with exit and disposal activities. There were no restructuring expenses for the three months ended June 30, 2023.

Restructuring expenses for the six months ended June 30, 2024 consisted of $1.2 million of severance and other personnel costs and $0.1 million of professional fees and consulting costs associated with exit and disposal activities. There were no restructuring expenses for the six months ended June 30, 2023.

Grant Income

In the three months ended June 30, 2024, we recorded grant income of $2.5 million, compared to $2.2 million in the three months ended June 30, 2023. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $0.3 million was primarily due to higher income from Austrian research and development incentives as a result of higher eligible research and development expenses, partially offset by lower imputed benefits associated with the FFG Loans.

In the six months ended June 30, 2024, we recorded grant income of $4.7 million, compared to $4.6 million in the six months ended June 30, 2023. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The increase of $0.1 million was primarily due to higher income from Austrian research and development incentives as a result of higher eligible research and development expenses, partially offset by lower imputed benefits associated with the FFG Loans.

Interest Income and Expense

Interest income was $1.1 million and $2.4 million for the three and six months ended June 30, 2024, respectively, compared to interest income of $1.3 million and $2.5 million for the three and six months ended June 30, 2023, respectively. The decrease in interest income for the three and six months ended June 30, 2024 was a result of a lower cash position, partially offset by rising U.S. dollar and euro interest rates. Interest income represents interest from cash and cash equivalents held in U.S. dollars and euros resulting from the proceeds from the issuance of common and preferred stock as well as payments received under our Gilead and Roche collaborations. During the three and six months ended June 30, 2024 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros and dollars at our Austrian subsidiary.

No interest expenses were recorded for the three months ended June 30, 2024, compared to interest expenses for loans from government agencies of $0.1 million for the three months ended June 30, 2023. Interest expenses for loans from government agencies were less than $0.1 million for the six months ended June 30, 2024, compared to $0.2 million for the six months ended June 30, 2023. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest rate. The decrease of interest expenses was primarily due to the final principal repayment related to the FFG Loans.

Other Income and Expenses

Other expenses were $0.2 million for the three months ended June 30, 2024, compared to other income of less than $0.1 million for the three months ended June 30, 2023. The change in the three months ended June 30, 2024 resulted primarily from exchange rate differences and foreign currency remeasurements.

Other expenses were $0.5 million and $0.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The change in the six months ended June 30, 2024 resulted primarily from exchange rate differences and foreign currency remeasurements.

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

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 600,000 (6,000,000 before the Reverse Stock Split) shares of our common stock, at $140.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. In December 2020, we completed a follow-on public offering in which we issued 391,000 (3,910,000 before the Reverse Stock Split) shares of our common stock, at $117.50 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In March 2022, we completed a follow-on public offering in which we issued 2,170,000 (21,700,000 before the Reverse Stock Split) shares of our common stock, at $20.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. In June 2023, we completed a follow-on public offering in which we issued 2,290,077 (22,900,768 before the Reverse Stock Split) shares of our common stock, at $13.10 per share, and 15,268 shares of our Series A-2 convertible preferred stock, at $1,310.00 per share, for net proceeds of $46.2 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 166,666 (1,666,666 before the Reverse Stock Split) shares of our common stock for $5.0 million, at a purchase price of $30.00 per share, and in December 2023, Gilead purchased 1,500,000 (15,000,000 before the Reverse Stock Split) shares of our common stock, at $14.167 per share, for net proceeds of approximately $21.1 million after deducting offering expenses. Pursuant to the terms of the Amended Stock Purchase Agreement, we may require Gilead to purchase the balance of the $8.75 million of common stock as pro-rata participation in potential future equity raises (see “Note 10. Common stock, Class A common stock and convertible preferred stock” to our consolidated financial statements appearing elsewhere in this Quarterly Report). We also received $46.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Gilead Collaboration Agreement and $45.0 million from non-refundable upfront and milestone payments related to the Roche Collaboration Agreement. In addition, we achieved a $5.0 million milestone payment in July 2024 which was received on July 25, 2024 pursuant to the Restated Gilead Collaboration Agreement. As of June 30, 2024, we had cash, cash equivalents and restricted cash of $77.4 million.

On July 12, 2022, we filed a registration statement on Form S-3 (the “Registration Statement”), with the SEC, which was declared effective on July 21, 2022. The Registration Statement registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with Leerink Partners LLC (“Leerink”), as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (“Leerink ATM Program”). As of June 30, 2024, no sales had been made pursuant to the Leerink ATM Program. On August 5, 2024, we delivered a termination notice to Leerink to terminate the Sales Agreement, effective as of August 8, 2024. At the time of termination, $50.0 million remained available for issuance pursuant to the Sales Agreement. On August 8, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement.

We entered into various funding agreements with the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or “FFG”). The loans by FFG (the “FFG Loans”) were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contained no financial covenants and were not secured by any of our assets. As of June 30, 2024, there is no remaining debt obligation under the FFG loan following the final principal repayment in April 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of June 30, 2024, the unamortized debt discount related to FFG Loans was zero due to the final maturity on March 31, 2024 and the final repayment on April 2, 2024.

We have entered into arrangements with contract manufacturing organizations. As of June 30, 2024, we had total non-cancellable obligations under such contracts of $5.2 million.

We do not expect positive cash flows from operations in the foreseeable future, if at all. Historically, we have incurred operating losses as a result of ongoing efforts to develop our arenavirus technology platform and our product candidates, including conducting ongoing research and development, preclinical studies, clinical trials, providing general and administrative support for these operations and developing our intellectual property portfolio. We expect to continue to incur net operating losses for at least the next several years as we progress clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization of our most advanced oncology product candidate eseba-vec, continue our research and development efforts relating to our other and future product candidates, and invest in our manufacturing capabilities and our own manufacturing facility.

Going Concern

We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, the potential milestones from the Gilead Collaboration Agreement and potential reductions in force cannot be considered probable at this time because these plans are not entirely within our control and/or have not been approved by the Board of Directors as of the date of the accompanying condensed consolidated financial statements.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending and the pursuit of additional capital. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011, except for the first quarter of 2024. As of June 30, 2024, we had an accumulated deficit of $374.0 million. We expect to continue to incur significant losses for the foreseeable future. Based on our cash and cash equivalents as of June 30, 2024 and our planned operating expenses and capital expenditure requirements, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the issuance date of condensed consolidate financial statements accompanying this Quarterly Report on Form 10-Q. We anticipate that our expenses will increase substantially as we:

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

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements as well as grant funding. Based on our research and development plans, we have concluded that substantial doubt exists that our cash and cash equivalents, including the funds received under the Restated Gilead Collaboration Agreement will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements. These estimates are based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(38,532)	$(22,181)
Net cash used in investing activities	(161)	(719)
Net cash (used in) provided by financing activities	(1,276)	45,080
Net (decrease) increase in cash and cash equivalents	(39,969)	22,180

Cash Used in Operating Activities

During the six months ended June 30, 2024, cash used in operating activities was $38.5 million, which consisted of a net loss of $4.7 million, adjusted by non-cash charges of $1.6 million and cash used due to changes in our operating assets and liabilities of $35.4 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.4 million and stock-based compensation of $0.2 million. The change in our operating assets and liabilities was primarily due to a decrease in deferred revenues of $26.8 million, primarily resulting from the early-recognition of deferred revenues related to the terminated Roche Collaboration Agreement, an increase in prepaid expenses and other non-current assets of $4.8 million, an increase in receivable research incentives of $4.2 million, a decrease in accounts payable of $1.2 million, a decrease in operating lease liabilities of $0.9 million, and a decrease in accrued expenses and other current liabilities of $0.8 million, partially offset by a decrease in prepaid expenses and other current assets of $2.6 million and a decrease in accounts receivable of $0.7 million.

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

Cash Used in Investing Activities

During the six months ended June 30, 2024, cash used in investing activities was $0.2 million. The decrease of $0.5 million compared to the six months ended June 30, 2023 resulted from deceased capital expenditures in connection with our GMP manufacturing facility project and lower expenditures for purchase of equipment.

During the six months ended June 30, 2023, cash used in investing activities was $0.7 million and resulted primarily from capital expenditures in connection with our GMP manufacturing facility project as well as expenditures for laboratory and office space extension and purchase of equipment.

Cash (Used in) Provided by Financing Activities

During the six months ended June 30, 2024, cash used in financing activities was $1.3 million and consisted mainly of a principal repayment of loans of $1.1 million and costs related to Gilead’s purchase of common stock in December 2023.

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

Foreign Currency and Exchange Risk

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, HOOKIPA Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of June 30, 2024 included small amounts of cash balances held by HOOKIPA Biotech GmbH in euro. Assets and liabilities of HOOKIPA Biotech GmbH are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the condensed consolidated Statements of Operations and Comprehensive Loss as incurred. A significant portion of our operating costs are in Austria, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 10% weakening of the U.S. dollar compared to the euro would have increased our net loss for the six months ended June 30, 2024, by approximately $1.9 million and increased our currency translation adjustment by approximately $1.1 million. A hypothetical 10% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $77.4 million as of June 30, 2024, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in litigation or legal proceedings relating to claims arising in the ordinary course of business.

Item 1A.     Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, there have been no material changes from our risk factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

We are highly dependent on our key personnel to grow our business, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

We are highly dependent on members of our executive team. Although we have formal employment agreements with our executive officers, any of our executive officers could leave our employment at any time, or within a contractual termination period that is too short to find an adequate replacement. We currently do not have “key person” insurance on any of our employees. The loss of the services of our executive officers or other key employees may adversely impact the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Any significant leadership change or senior management transition involves risk, especially nearly simultaneous changes involving senior level leadership positions. For example, on July 22, 2024, Joern Aldag separated as our Chief Executive Officer and Reinhard Kandera separated as our Chief Financial Officer. In addition, on July 22, 2024, Dr. Malte Peters was appointed as our Chief Executive Officer and Terry Coelho was appointed as our Executive Vice President and Chief Financial Officer. Any failure to effectively transition these senior executive leadership changes or to retain Dr. Peters or Ms. Coelho on our executive team could hinder our strategic planning, business execution and future performance.

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

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, if at all, to be able to continue as a going concern and advance any our product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

There is substantial doubt regarding our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional capital. As of December 31, 2023, and June 30, 2024, we had cash, cash equivalents and restricted cash of approximately $117.5 million and $77.4 million, respectively. Our management believes that such cash, cash equivalents and restricted cash will not be sufficient to fund our operating expenses and capital requirements for one year after the date that the financial statements are issued, whether or not we curtail efforts with respect to certain of our product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term.

We are seeking funds through collaborations, strategic alliances, or licensing arrangements with third parties, and such agreements may impact rights to our product candidates or technologies, future revenue streams, research programs or products candidates or to grant licenses on terms that may not be favorable to us. Such arrangements will limit our participation in the success of any of our product candidates that receive regulatory approval.

We may also seek to raise such capital through public or private equity, royalty financing or debt financing. Raising funds in the current economic environment is challenging and financing may not be available in sufficient amounts or on acceptable terms, if at all. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute the ownership of existing shareholders. Incurring debt would result in increased fixed payment obligations, and we may agree to restrictive covenants, such as limitations on our ability to incur additional debt or limitations on our ability to acquire, sell or license intellectual property rights that could impede our ability to conduct our business.

Item 5.      Other Information.

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.      Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

1.1*	Open Market Sale AgreementSM between Jefferies LLC and the Company, dated August 8, 2024

3.1

Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2022 (File No. 001-38869) and incorporated herein by reference)

3.1.1

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 1, 2022 (File No. 001-38869) and incorporated herein by reference)

3.1.2

Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 11, 2020 (File No. 001-38869) and incorporated herein by reference)

3.1.3

Certificate of Designation of Preferences, Rights and Limitations of the Series A-1 Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2022 (File No. 001-38869) and incorporated herein by reference)

3.1.4

Certificate of Designation of Preferences, Rights and Limitations of the Series A-2 Preferred Stock of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023 (File No. 001-38869) and incorporated herein by reference)

3.1.5

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2024 (File No. 001-38869) and incorporated herein by reference)

3.1.6

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 10, 2024 (File No. 001-38869) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 23, 2019 (File No. 001-38869) and incorporated herein by reference)

10.1#

Employment Agreement between Dr. Malte Peters and HOOKIPA Biotech GmbH, dated July 22, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2024 (File No. 001-38869) and incorporated herein by reference)

10.2#

Employment Agreement between Terry Coelho and the Company, dated July 22, 2024 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2024 (File No. 001-38869) and incorporated herein by reference)

31.1*

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

*     Filed herewith.

** The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

#     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKIPA Pharma Inc.

Date: August 8, 2024	By:	/s/ Malte Peters
Malte Peters
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Terry Coelho
Terry Coelho
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)