Form 10-Q
period 2024-09-30
HOOKIPA Pharma Inc.
filed 2024-11-14
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the registrant had 9,655,022 shares of common stock and 2,399,517 shares of Class A common stock outstanding, each $0.0001 par value per share.

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

		Page

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION	47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 5.	Other Information	49
Item 6.	Exhibits	50
Signatures		51

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$59,750	$117,096
Accounts receivable	324	511
Receivable research incentives	24,666	18,760
Prepaid expenses and other current assets	8,416	10,749
Total current assets	93,156	147,116
Non-current assets:
Restricted cash	207	425
Property, plant and equipment, net	6,860	7,742
Operating lease right of use assets	2,862	5,473
Prepaid expenses and other non-current assets	6,645	581
Total non-current assets	16,574	14,221

Total assets	$109,730	$161,337

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,955	$12,498
Deferred revenues	5,334	14,631
Operating lease liabilities, current	1,206	1,638
Accrued expenses and other current liabilities	13,073	12,101
Loans payable, current	—	1,120
Total current liabilities	28,568	41,988
Non-current liabilities
Operating lease liabilities, non-current	1,619	3,801
Deferred revenues, non-current	1,679	19,674
Other non-current liabilities	6,062	6,017
Total non-current liabilities	9,360	29,492
Total liabilities	37,928	71,480

Commitments and contingencies (Note 14)

Stockholders’ equity(1):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; Series A convertible preferred stock, 2,978 shares designated, 370 shares outstanding at September 30, 2024 and December 31, 2023, respectively; Series A-1 convertible preferred stock, 15,800 shares designated, 10,800 shares outstanding at September 30, 2024 and December 31, 2023, respectively; Series A-2 convertible preferred stock, 15,268 shares designated, and 15,268 shares outstanding at September 30, 2024 and December 31, 2023, respectively	0	0
Common stock, $0.0001 par value; 40,000,000 shares and 20,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 9,655,022 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 2,399,517 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	0	0
Additional paid-in capital	468,199	467,050
Accumulated other comprehensive loss	(8,584)	(7,933)
Accumulated deficit	(387,814)	(369,261)
Total stockholders’ equity	71,802	89,857

Total liabilities and stockholders’ equity	$109,730	$161,337

(1) Share and per share amounts have been restated to reflect the one-for-ten reverse stock split effected in July 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue from collaboration and licensing	$4,703	$6,867	$42,592	$12,722
Operating expenses:
Research and development	(15,565)	(24,625)	(55,482)	(65,262)
General and administrative	(6,732)	(4,912)	(14,733)	(14,259)
Restructuring	(878)	—	(2,201)	—
Impairment	(172)	—	(172)	—
Total operating expenses	(23,347)	(29,537)	(72,588)	(79,521)
Loss from operations	(18,644)	(22,670)	(29,996)	(66,799)
Other income (expense):
Grant income	$2,183	$2,916	$6,924	$7,486
Interest income	809	1,570	3,213	4,052
Interest expense	—	(49)	(2)	(268)
Other income (expense), net	1,811	(833)	1,308	(1,029)

Total other income, net	4,803	3,604	11,443	10,241

Net loss before tax	(13,841)	(19,066)	(18,553)	(56,558)

Income tax expense	(0)	0	(0)	(204)

Net loss	(13,841)	(19,066)	(18,553)	(56,762)

Other comprehensive loss:
Foreign currency translation (loss) gain, net of tax	(1,360)	1,216	(651)	1,130
Comprehensive loss	$(15,201)	$(17,850)	$(19,204)	$(55,632)

Net loss per share — basic and diluted(1)	$(1.10)	$(1.73)	$(1.48)	$(6.41)

(1) Share and per share amounts have been restated to reflect the one-for-ten reverse stock split effected in July 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock(1)		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2023	26,438	0	9,655,022	1	2,399,517	0	467,050	(7,933)	(369,261)	89,857
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	531	—	531
Stock-based compensation income	—	—	—	—	—	—	(249)	—	—	(249)
Net income	—	—	—	—	—	—	—	—	14,383	14,383
Balances as of March 31, 2024	26,438	$0	9,655,022	$1	2,399,517	$0	$466,801	$(7,402)	$(354,878)	$104,522
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	178	—	178
Stock-based compensation expense	—	—	—	—	—	—	459	—	—	459
Net loss	—	—	—	—	—	—	—	—	(19,095)	(19,095)
Balances as of June 30, 2024	26,438	$0	9,655,022	$1	2,399,517	$0	$467,260	$(7,224)	$(373,973)	$86,064
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,360)	—	(1,360)
Stock-based compensation expense	—	—	—	—	—	—	939	—	—	939
Net loss	—	—	—	—	—	—	—	—	(13,841)	(13,841)
Balances as of September 30, 2024	26,438	$0	9,655,022	$1	2,399,517	$0	$468,199	$(8,584)	$(387,814)	$71,802

								Accumulated
			Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock(1)		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2022	17,497	0	5,231,713	1	2,399,517	0	397,353	(7,156)	(287,681)	102,517
Issuance of common stock upon exercise of stock options	—	—	569	0	—	—	1	—	—	1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	—	—	—	—	658	—	—	658
Net loss	—	—	—	—	—	—	—	—	(19,680)	(19,680)
Balances as of March 31, 2023	17,497	$0	5,232,282	$1	2,399,517	$0	$398,012	$(7,173)	$(307,361)	$83,479
Conversion of Series A convertible preferred stock to common stock	(1,327)	(0)	132,700	0	—	—	(0)	—	—	—
Conversion of Series A-1 convertible preferred stock to common stock	(5,000)	(0)	500,000	0	—	—	(0)	—	—	—
Issuance of Series A-2 convertible preferred stock upon public offering at $13,100 per share for cash, net of issuance costs of $1,470	15,268	0	—	—	—	—	18,531	—	—	18,531
Issuance of common stock upon public offering at $13.10 per share for cash, net of issuance costs of $2,205	—	—	2,290,077	0	—	—	27,795	—	—	27,795
ATM costs	—	—	—	—	—	—	(86)	—	—	(86)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(69)	—	(69)
Stock-based compensation expense	—	—	—	—	—	—	696	—	—	696
Net loss	—	—	—	—	—	—	—	—	(18,016)	(18,016)
Balances as of June 30, 2023	26,438	$0	8,155,059	$1	2,399,517	$0	$444,948	$(7,242)	$(325,377)	$112,330
Issuance costs Series A-2 convertible preferred stock	—	—	—	—	—	—	(1)	—	—	(1)
Issuance costs common stock upon public offering	—	—	—	—	—	—	(2)	—	—	(2)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,216	—	1,216
Stock-based compensation expense	—	—	—	—	—	—	574	—	—	574
Net loss	—	—	—	—	—	—	—	—	(19,066)	(19,066)
Balances as of September 30, 2023	26,438	$0	8,155,059	$1	2,399,517	$0	$445,519	$(6,026)	$(344,443)	$95,051

(1) All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the one-for-ten reverse stock split effected in July 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net loss	$(18,553)	$(56,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,149	1,928
Depreciation and amortization expense	2,054	2,274
Impairment expense	172	—
Other non-cash items	3	4
Changes in operating assets and liabilities:
Accounts receivable	561	5,838
Receivable research incentives	(5,582)	(7,227)
Prepaid expenses and other current assets	2,158	3,507
Prepaid expenses and other non-current assets	(5,901)	(242)
Accounts payable	(5,091)	4,104
Deferred revenues	(26,742)	(1,161)
Operating lease liabilities	(1,194)	(819)
Accrued expenses and other liabilities	926	2,052
Other non-current liabilities	—	204

Net cash used in operating activities	(56,040)	(46,300)

Investing activities:
Purchases of property and equipment	(192)	(3,737)

Net cash used in investing activities	(192)	(3,737)

Financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	18,530
Proceeds from issuance of common stock, net of issuance costs	—	27,794
Payments for deferred offering costs	(135)	(149)
Repayments of borrowings	(1,141)	(1,754)

Net cash (used in) provided by financing activities	(1,276)	44,421

Net decrease in cash, cash equivalents and restricted cash	(57,508)	(5,616)

Cash, cash equivalents and restricted cash at beginning of period	117,521	113,444
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	267
Cash, cash equivalents and restricted cash at end of period	$59,957	$108,095

Supplemental disclosure of cash flow information:
Cash paid for interest	$(2)	$(10)
Cash paid for income taxes	$(0)	$(204)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$(4)	$(121)
Lease assets obtained in exchange for new operating lease liabilities	$466	$19
Lease assets derecognized upon lease modification	$(1,961)	$—

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

The consolidated balance sheet as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations, and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited.

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

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through September 30, 2024, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including a net loss of $18.6 million for the nine months ended September 30, 2024 and $81.6 million for the year ended December 31, 2023. As of September 30, 2024, the Company had an accumulated deficit of $387.8 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the filing date of this Quarterly Report on Form 10-Q, the Company’s expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending and the pursuit of additional capital. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Reverse stock split

On July 9, 2024, the Company effected a reverse stock split of the outstanding shares of its common stock on a one-for-ten (1:10) basis (the “Reverse Stock Split”). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on July 9, 2024 (the “Effective Time”) via a certificate of amendment to the Company’s Certificate of Incorporation filed with the Secretary of State of the State of Delaware. At the Effective Time of the Reverse Stock Split, every 10 issued and outstanding shares of the Company’s common stock were automatically combined into one issued and outstanding share of common stock. The par value per share of the common stock remained unchanged at $0.0001. Fractional shares were not issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share received a proportional cash payment. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s relative interest in the Company’s equity securities, except for any adjustments for fractional shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the conversion ratio for the Company’s Class A Common Stock and the conversion prices of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock. All share, per share and option numbers and exercise prices appearing in this Quarterly Report on Form 10-Q and the accompanying condensed financial statements have been adjusted to give effect to the Reverse Stock Split for all prior periods presented. However, the Company’s annual, other periodic, and current reports, and all other information and documents incorporated by reference into this Quarterly Report on Form 10-Q that were filed prior to July 9, 2024, do not give effect to the Reverse Stock Split.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the three

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and nine months ended September 30, 2024 and September 30, 2023 the net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with two of the largest investment grade U.S. financial institutions and have been partially invested in money market funds. The money market funds, held in U.S. dollars, are primarily invested in U.S. and foreign short-term debt obligations. As of September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with regional European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of September 30, 2024 Gilead Sciences, Inc. (“Gilead”) accounted for the majority of the accounts receivable balance. As of December 31, 2023, Gilead and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together “Roche”) accounted for the majority of the accounts receivable balance. For the three months ended September 30, 2024 Gilead accounted for the majority of the Company’s revenues. For the nine months ended September 30, 2024 Roche accounted for the majority of the Company’s revenues as a result of a contract modification and the recognition of upfront and milestone payments previously recorded as deferred revenues. For the three and nine months ended September 30, 2023 Gilead and Roche accounted for the majority of the Company’s revenues. Other customers accounted for less than 10.0% of accounts receivable or net revenues. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit-worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2024 and December 31, 2023, cash equivalents consisted of money market funds and short-term deposits.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 6).

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

If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value (see Note 5 and Note 7).

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The $10.0 million upfront payment, the $15.0 million initiation fee and $13.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of September 30, 2024, $7.0 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2023, $7.5 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 38% of deferred revenue is expected to be recognized as revenue in the remainder of 2024, 51% in 2025 and the remaining 11% in 2026.

In the three months ended September 30, 2024, the Company recognized $4.4 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.3 million of revenue from cost reimbursements for research and development services. In the three months ended September 30, 2023, the Company recognized $1.2 million of the upfront and milestone payments that were originally

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

recorded as deferred revenue. Furthermore, the Company recognized $0.5 million of revenue from cost reimbursements for research and development services.

In the nine months ended September 30, 2024, the Company recognized $5.7 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.5 million of revenue from cost reimbursements for research and development services. In the nine months ended September 30, 2023, the Company recognized $3.8 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $1.3 million of revenue from cost reimbursements for research and development services.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of September 30, 2024 and December 31, 2023, the contract asset relating to the sublicense payment was $0.2 million and $0.1 million, respectively, and there was no liability relating to sublicense payment.

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

Upon signing the Roche Collaboration Agreement in October 2022, the Company received a non-refundable upfront payment of $25.0 million. This upfront payment, a $10.0 million milestone payment received in the three months ended March 31, 2023, and a $10.0 million milestone payment received in the three months ended June 30, 2024 were considered as part of the transaction price and were recognized as revenue when revenue recognition criteria were met over the period in which services were performed. As of September 30, 2024, no liabilities were recorded in deferred revenues, current and non-current. As of December 31, 2023, $26.8 million of such payments were included as a liability in deferred revenues, current and non-current.

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

The remaining liability included in deferred revenues was recognized in the three months ended June 30, 2024. Accordingly, the Company recognized in the three months ended September 30, 2024 no revenue of the upfront and milestone payments that were originally recorded as deferred revenue. In the three months ended September 30, 2023, the Company recognized $4.9 million of the upfront and milestone payments that were originally recorded as deferred

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

revenue. Furthermore, the Company recognized $0.3 million of revenue from cost reimbursements for activities related to the preparation of a first in human trial.

In the nine months ended September 30, 2024, the Company recognized revenues of $36.3 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.1 million of revenue from cost reimbursements for activities related to the preparation of a first in human trial of HB-700. In the nine months ended September 30, 2023, the Company recognized $7.3 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.3 million of revenue from cost reimbursements for activities related to the preparation of a first in human trial.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of September 30, 2024 there was no contract asset and no liability relating to sublicense payments. As of December 31, 2023 the contract asset was $2.0 million and there was no liability relating to sublicense payments.

4. Restructuring

On January 29, 2024, the Company announced and began implementing its decision to prioritize the clinical development of its eseba-vec (formerly HB-200) program for the treatment of HPV16+ head and neck cancers and its two Gilead-partnered infectious disease programs and to pause development activities related to HB-300 and most of its preclinical research activities. In connection with this strategic refocus, the Company’s board of directors approved a restructuring plan to rebalance the Company’s cost structure, which originally included a reduction of the Company’s workforce by approximately 30% and the discontinuation of the Company’s GMP manufacturing facility project. This original part of the restructuring plan was completed by the end of the second quarter of 2024 and the Company recorded restructuring charges of $1.3 million in the six months ended June 30, 2024.

During the third quarter of 2024, the Company started an enterprise-wide initiative intended to improve its business through specialized organizational programs that include targeted cost-savings and continued to take actions to implement further restructuring actions, which included a further reduction of the Company’s workforce by another approximately 20%. These continued restructuring actions are expected to be substantially completed by the end of the first quarter of 2025. The restructuring charges recorded for the continued restructuring actions for the three months ended September 30, 2024 are $0.9 million. Going forward, the Company may implement further cost-saving initiatives that could result in additional restructuring charges including severance and other employee charges.

As a result of the restructuring plan and the enterprise-wide initiative, the Company incurred the following charges which were included within Restructuring expense in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the effect of the restructuring charges (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash charges
Severance and other personnel expenses	832	—	2,070	—
Professional fees and other related charges	46	—	131	—
Total	$878	$—	$2,201	$—

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes a roll-forward of cash restructuring-related liabilities, which are included within Accrued expenses and other current liabilities in the condensed consolidated balance sheets (in thousands):

	Severance and other personnel costs	Professional fees and other related charges	Total
Balance as of December 31, 2023	$—	$—	$—
Severance and other personnel costs, professional fees and other related charges	2,070	131	2,201
Total cash charges	(1,231)	(82)	(1,313)
Balance as of September 30, 2024	$839	$49	$888

5. Impairment

As a result of the targeted cost-savings, restructuring actions, and strategic considerations preceeding the adoption of the restructuring plan, which included the termination of a part of the Company’s rented office and laboratory space in Vienna, Austria, the Company assessed the recoverability of the long-lived assets relating to the laboratory equipment at September 30, 2024, and determined that the undiscounted cash flows of certain asset groups were below the carrying values, indicating impairment. The carrying values of the assets were written down to their estimated fair value, which was determined based on the cost approach. The impairment test was performed as of September 30, 2024 using Level 3 inputs including assumptions and estimates for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence.

The following table summarizes the effect of the non-cash impairment charges (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Non-cash impairment charges
Asset write-offs	$(172)	$—	$(172)	$—
Total non-cash impairment charges	$(172)	$—	$(172)	$—

6. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$49,744	$—	$—	$49,744
Total	$49,744	$—	$—	$49,744

	Fair Value Measurement at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$91,084	$—	$—	$91,084
Total	$91,084	$—	$—	$91,084

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the nine months ended September 30, 2024, there were no transfers between Level 1, Level 2 and Level 3.

7. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Land	$2,040	$2,025
Leasehold improvements	3,332	3,300
Construction in progress	23	212
Laboratory equipment	8,748	8,722
Furniture and fixtures	655	654
Computer equipment and software	2,523	2,652
Property and equipment, gross	17,321	17,565
Less: Accumulated depreciation	(10,461)	(9,823)
Property and equipment, net	$6,860	$7,742

As a result of the termination of rented laboratory space (see Note 5) the Company determined that the estimated undiscounted future cash flows for certain assets used in affected laboratories were less than their carrying values. The Company therefore recognized an impairment charge of $0.2 million related to such assets for the three and nine months ended September 30, 2024, which reduced the carrying value of these assets to zero. Impairment charges are included within Impairment expense in the condensed consolidated statements of operations and comprehensive loss.

There were no impairments in the three and nine months ended September 30, 2023.

8. Receivable research incentive

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

As of September 30, 2024, the Company recognized receivables of $24.7 million from the research incentive programs, which are reported in receivable research incentive in the Company’s condensed consolidated balance sheet. $24.5 million relate to the Austrian research incentive program, $0.1 million relate to the New York State life sciences research and development program and $0.1 million relate to the New York City biotechnology tax credit program. As of December 31, 2023, the receivables from the research incentive programs were $18.8 million with $17.3 million

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

related to the Austrian research incentive program, $1.4 million related to the New York State life sciences research and development program and $0.1 million related to the New York City biotechnology tax credit program.

During the three months ended September 30, 2024 and 2023, the Company recorded $2.2 million and $2.9 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations and comprehensive loss as part of the grant income related to the Austrian incentive program. Research incentives depend on the eligible research and development expenses of the respective period.

During the nine months ended September 30, 2024 and 2023, the Company recorded $6.9 million and $7.2 million, respectively, of income related to the incentive program within the Company’s condensed consolidated statements of operations and comprehensive loss as part of the grant income related to the Austrian incentive program. Research incentives depend on the eligible research and development expenses of the respective period.

9. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Salaries and bonuses	4,816	5,665
Social security contributions	285	340
Unearned grant income	—	52
Accrued external research and development expenses	5,685	4,594
Accrued external general and administration expenses	884	292
Accrued for property and equipment acquisitions	—	14
Accrued for restructuring expenses	888	—
Income taxes	—	367
Other accruals and liabilities	515	777
	$13,073	$12,101

10. Loans payable

As of September 30, 2024 and December 31, 2023, loans payable consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Loans from FFG	$—	$1,172
Unamortized debt discount	—	(52)
Total loans payable, net	$—	$1,120

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of September 30, 2024, the Company has no outstanding loans payable. A final principal repayment of $1.1 million was made in the nine months ended September 30, 2024. Principal repayments of $1.8 million were made in the nine months ended September 30, 2023.

11. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. On July 9, 2024, the Company effected a reverse stock split of the outstanding shares of its common stock on a one-for-ten basis (see Note 2). As of September 30, 2024, the Company was authorized to issue 40,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock, 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock and 15,268 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-2 convertible preferred stock. As of September 30, 2024, the Company had 9,655,022 shares of common stock, 2,399,517 shares of Class A common stock, 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding and issued. As a result of the Reverse Stock Split, 37 shares of common stock were retired due to round-down effects and redeemed in cash.

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

The Company has three series of preferred stock authorized, issued and outstanding as of September 30, 2024: Series A convertible preferred stock, Series A-1 convertible preferred stock and Series A-2 convertible preferred stock. Shares of Series A, Series A-1 and Series A-2 convertible preferred stock may be independently converted into common stock. Holders of Series A, Series A-1 and Series A-2 convertible preferred stock have equal rights, powers and privileges.

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of Class A common stock and Series A, Series A-1 and Series A-2 convertible preferred stock are not entitled to vote, except as required by law. The holders of common stock and Class A common stock do not have any cumulative voting rights.

Each holder of Class A common stock has the right to convert each ten shares of Class A common stock into one share of common stock at such holder's election. Each holder of Series A, Series A-1 and Series A-2 convertible preferred stock has the right to convert each share of Series A, Series A-1 and Series A-2 convertible preferred stock into

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

100 shares of common stock at any time at the holder’s option, provided that the holder will be prohibited, subject to certain exceptions, from converting Series A, Series A-1 and Series A-2 convertible preferred stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

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

In the event of a liquidation, dissolution, or winding up of the Company, holders of the Company’s Series A, Series A-1 and Series A-2 convertible preferred stock will receive a payment equal to $0.001 per share of Series A, Series A-1 and Series A-2 convertible preferred stock before any proceeds are distributed to the holders of common stock. Then, holders of common stock and Class A common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities.

There were 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding as of September 30, 2024 and December 31, 2023, respectively. In May 2023 certain of the Company’s stockholders elected to convert an aggregate of 1,327 shares of Series A convertible preferred stock and an aggregate of 5,000 shares of Series A-1 convertible preferred stock owned by such holders into an aggregate of 632,700 (6,327,000 before the Reverse Stock Split) shares of the Company’s common stock.

12. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Company’s board of directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of September 30, 2024, 73,935 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. As of September 30, 2024, the maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan was 1,202,548 shares which shall be cumulatively increased on January 1 of each year by up to 4.0% of the then outstanding number of shares of common stock and Class A common stock. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Annual option re-grants to non-executive directors generally vest on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders. The options expire on the 10th anniversary of the grant date. For each option, the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

On August 7, 2023, the Company’s board of directors approved a one-time offer to eligible non-executive, non-director employees to exchange certain outstanding stock options for new stock options with modified terms. Under the stock option exchange program (the “Offer”), the Company offered to exchange certain out-of-the-money stock options for new stock options at an exchange ratio of between 1.75 and 2.50 surrendered options for one new option exercisable for shares of common stock with a lower exercise price and extended vesting terms. Pursuant to the Offer, a total of 82 eligible participants tendered, and the Company accepted for cancellation, stock options to purchase an aggregate of 54,323 shares of the Company’s common stock with exercise prices between $69.00 and $140.00. The eligible options that were accepted for cancellation represented approximately 86.6% of the total shares of common stock underlying all of the eligible options. In accordance with the terms and conditions of the Offer, on September 12, 2023, the Company issued new options to purchase an aggregate of 27,376 shares of common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of each new option granted in the Offer is $10.00. New options issued for previously vested stock options vest on the first anniversary of the grant date and new options issued for previously unvested stock options vest over a three-year term in twelve equal quarterly installments. The stock option exchange offer resulted in incremental stock-based compensation expense of $0.1 million, recognized using the graded-vesting method over the remaining requisite service period of the new stock options.

2023 Inducement Plan

On April 7, 2023, the Company’s board of directors adopted the Company’s 2023 Inducement Plan (the “2023 Inducement Plan”) pursuant to which the Company reserved 50,000 shares of common stock for issuance under the 2023 Inducement Plan. The 2023 Inducement Plan provides for the grant of non-statutory stock options to eligible individuals. In accordance with Nasdaq Marketplace Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to individuals not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. Awards granted under the 2023 Inducement Plan must be approved by either a majority of the Company’s independent directors or the compensation committee of the Company’s board of directors. As of September 30, 2024, the Company had 10,000 shares of its common stock available for future issuance under the 2023 Inducement Plan.

The following table presents a summary of awards outstanding:

	As of September 30, 2024
	2018 Plan	2019 Plan	Inducement Awards	Total
Granted and outstanding awards:
Stock options	73,935	964,206	40,000	1,078,141
Total	73,935	964,206	40,000	1,078,141

Stock option valuation

The Company estimates the option’s fair value on the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to expected term, volatility, the risk-free interest rate, the dividend and employee exercise behavior. Forfeitures are accounted for when they occur. Expected volatilities utilized in the

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Risk-free interest rate	4.12%	4.48%	4.52%	3.70%
Expected term (in years)	5.9	4.4	6.0	5.7
Expected volatility	103.0%	90.6%	101.5%	93.5%
Expected dividends	—%	—%	—%	—%

For the 2024 and 2023 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2024 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2023	810,942	$42.76	7.4	$486
Granted	429,781	7.53
Exercised	—	—
Forfeited	(162,582)	29.99
Outstanding as of September 30, 2024	1,078,141	$30.64	5.7	$224

Options exercisable as of September 30, 2024	497,606	$54.79	3.9	$224
Options unvested as of September 30, 2024	580,535	$9.94	7.2	$—

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of September 30, 2024 and December 31, 2023, was $4.30 and $8.10, respectively.

No cash was received from stock option exercise under share-based payment arrangements for the nine months ended September 30, 2024. Cash received from stock option exercises under share-based payment arrangements for the nine months ended September 30, 2023 was $1 thousand.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Restricted Stock Units

In the three months ended September 30, 2024, the Company granted restricted stock units with time-based vesting conditions to officers. The restricted stock units vest in two equal installments in July 2025 and in July 2026. The Company measures the fair value of restricted stock units on the date of grant using the underlying common stock fair value. Expenses are recorded using the graded-vesting method. The table below summarizes the Company’s restricted stock unit activity since December 31, 2023:

Weighted
Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of December 31, 2023	—	$—
Granted	178,570	6.44
Vested	—	—
Forfeited	—	—
Outstanding as of September 30, 2024	178,570	$6.44

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development expenses(1)	$248	$216	$251	$764
General and administrative expenses(1)	691	358	898	1,164
	$939	$574	$1,149	$1,928

(1) The nine months ended September 30, 2024 includes negative stock-based compensation expense that occurred in the three months ended March 31, 2024 as a result of forfeitures.

13. Income taxes

Income tax expense during the nine months ended September 30, 2024 and September 30, 2023 resulted from minimum tax obligations in Austria, and U.S. federal and state income tax as well as minimum tax obligations in Austria, respectively. During the three and nine months ended September 30, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2024 and December 31, 2023. Management reevaluates the positive and negative evidence at each reporting period.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14. Commitments and contingencies

Operating and Finance Leases

The Company leases for real estate, including office and laboratory space, and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.2 million to secure letters of credit associated with real estate leases. This amount was classified as non-current restricted cash in the Company’s condensed consolidated balance sheet as of September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company’s operating lease right-of-use assets were $2.9 million and $5.5 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2024, the Company had outstanding operating lease obligations of $2.8 million, of which $1.2 million is reported in operating lease liabilities, current portion and $1.6 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding operating lease obligations of $5.4 million, of which $1.6 million is reported in operating lease liabilities, current portion and $3.8 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 4.5% and 2.8 years, respectively.

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of September 30, 2024, the Company’s total non-cancellable obligations under contracts with CMOs were $5.9 million, of which $1.7 million relates to 2024 (remaining three months) deliverables, and $4.2 million relates to 2025 deliverables.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three and nine months ended September 30, 2024, the Company recorded $0.6 million and $3.5 million, respectively, in licensing fees related to intellectual property licenses as research and development expenses. The amount is mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement and the Roche Collaboration Agreement. The amount recognized as expenses has been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024 or December 31, 2023.

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

15. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(13,841)	$(19,066)	$(18,553)	$(56,762)

Denominator:
Weighted-average common shares outstanding, basic and diluted	9,894,974	8,395,011	9,894,974	6,793,358
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	37,000	37,000	37,000	99,218
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,080,000	1,080,000	1,080,000	1,310,769
Weighted-average Series A-2 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,526,800	1,526,800	1,526,800	654,343
Total number of shares used to calculate net loss per share, basic and diluted	12,538,774	11,038,811	12,538,774	8,857,688
Net loss per share, basic and diluted	$(1.10)	$(1.73)	$(1.48)	$(6.41)

(1) Class A common stock and Series A, Series A-1 and Series A-2 convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. The Class A common stock and Series A, Series A-1 and Series A-2 convertible preferred stock are therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted into common stock. Each ten shares of Class A common stock and each share of Series A, Series A-1 and Series A-2 convertible preferred stock is independently convertible into one and 100 shares of common stock, respectively. In the three and nine months ended September 30, 2024, 239,952 shares of the Company’s common stock were issuable upon conversion of the Class A common stock, 37,000 shares of the Company’s common stock were issuable upon conversion of Series A convertible

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

preferred stock, 1,080,000 shares of the Company’s common stock were issuable upon conversion of Series A-1 convertible preferred stock and 1,526,800 shares of the Company’s common stock were issuable upon conversion of Series A-2 convertible preferred stock (see Note 11).

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

	Three and nine months ended September 30,
	2024	2023
Options issued and outstanding	1,078,141	836,221
Unvested restricted stock units	178,570	—
Total	1,256,711	836,221

16. Related Parties

Effective September 15, 2023, Malte Peters, a member of the Company’s board of directors, agreed to lead the Company’s clinical activities as ad interim Senior Clinical Advisor. No expense was recorded during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company recorded expense of $0.2 million related to a consultancy services agreement entered into with Dr. Peters, effective September 15, 2023. The consultancy services agreement was terminated on March 31, 2024.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year end December 31, 2023, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics based on our proprietary arenavirus platform that is designed to target and amplify T cell and immune responses to fight diseases. Our replicating and non-replicating technologies are engineered to induce robust and durable antigen-specific CD8+ T cell responses and pathogen-neutralizing antibodies. We believe that our technologies can meaningfully leverage the human immune system for therapeutic purposes by inducing CD8+ T cell response levels previously not achieved by other immune therapy approaches.

We are building a proprietary immuno-oncology pipeline utilizing our replicating technology. Our oncology portfolio targets oncoviral cancer antigens and next-generation antigens and includes two primary programs in development: eseba-vec (formerly HB-200) and HB-700. Eseba-vec is in clinical development for the treatment of Human Papillomavirus 16-positive (“HPV16+”) head and neck cancers. Eseba-vec in combination with pembrolizumab received Fast Track Designation from the U.S. Food and Drug Administration (“FDA”) in January 2022 and PRIME designation from the European Medicines Agency in April 2024 for the treatment of first-line HPV16+ recurrent/metastatic oropharyngeal squamous cell carcinoma. In April 2024, we received Investigational New Drug (“IND”) clearance from the FDA for HB-700 for the treatment of KRAS mutated cancers, including, lung, colorectal and pancreatic cancers.

Our strategic priority has been the development of our oncology portfolio, most importantly the advancement of our eseba-vec program, and the initiation of the AVALON-1 trial, a randomized Phase 2/3 trial of eseba-vec. Additionally, we are developing infectious disease therapies in partnership with other companies. Our Hepatitis B (“HBV”) program, HB-400, and our Human Immunodeficiency Virus (“HIV”) program, HB-500, are developed in a partnership with Gilead Sciences Inc. (“Gilead”).

Eseba-vec, our first program in oncology, is being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of HPV16+ cancers. This trial has completed enrollment in Phase 2 and is evaluating eseba-vec therapy in combination with pembrolizumab in the first line setting of HPV16+ PD-L1+ oropharynx cancer.

In November, we reported updated eseba-vec clinical 1L results in patients with HPV16+ PD-L1+ oropharynx cancer from the Phase 2 part of the Phase 1/2 H-200-001 study, which also now included data for the selected Phase 3 dose. The study reported data as of the September 30, 2024 data cut-off with 66 participants treated with eseba-vec + pembrolizumab, of which at present 30/66 (45.5%) participants remain on treatment in the study. Efficacy data was reported specifically in the PD-L1 CPS ≥20 population, selected for further development, with a reported overall response rate (“ORR”) of 55.0% (16% complete response) in the 20 evaluable for response by RECIST v1.1 participants who were treated at the selected Phase 3 dose of eseba-vec (includes confirmed and unconfirmed responses), and 52% ORR (15% complete response) in the 25 participants treated with both dose levels. The disease control rate (“DCR”) was 75% and 80%, respectively. This was accompanied by a promising DOR with 60.0% and 66.7%, respectively, of confirmed responders ongoing at the time of reporting. Early PFS and OS are encouraging but still maturing and in patients treated with all dose levels, the median PFS is 16.3 months, while the reported 12-month OS rate was 83%. Clinical activity continues to be supported by a rapid, robust, and durable tumor antigen specific T cell response. The data continues to show a pronounced potential on the background of historical data reported for SoC pembrolizumab alone (19% ORR and 3.4m mPFS). The combination treatment of eseba-vec with pembrolizumab demonstrated a favorable safety profile with manageable toxicity with mostly mild to moderate toxicity and serious adverse events in only 7.6% and adverse events leading to discontinuation in only 4.5% of participants. The results of the study successfully confirm the selected patient population of 1st line HPV16+ PD-L1 CPS ≥20 R/M oropharyngeal cancer as well as the selected Phase 3 eseba-vec dose in combination with pembrolizumab which is to be taken forward.

HB-700 was designed for treatment of cancers encoding mutated KRAS, especially KRAS-mutated pancreatic, colorectal, and lung cancers. By simultaneously targeting the five most common mutations, we believe HB-700 has the potential to benefit more patients than single mutation inhibitors. In April 2024, we received FDA clearance of our IND application for HB-700.

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

We are collaborating with Gilead Sciences, Inc. (“Gilead”) to research arenavirus functional cures for chronic Hepatitis B and HIV infections under a Collaboration and License Agreement signed in 2018 (the “Gilead Collaboration Agreement”). Both programs have completed preclinical research, and in April 2023 the first participant in a Phase 1 clinical trial of the Hepatitis B product candidate being conducted by Gilead was dosed. Gilead is solely responsible for further development and commercialization of the Hepatitis B product candidate and we are eligible for up to a further $185.0 million in development and commercialization milestone payments, plus tiered royalties. According to the amendment to the Gilead Collaboration Agreement, signed in February 2022, we have taken on development responsibilities for the HIV program candidate through a Phase 1b clinical trial and Gilead will provide funding through a combination of an initiation payment of $15.0 million, a milestone payment of $5.0 million and equity contributions of up to $35.0 million. In November 2023, we received FDA clearance of our IND application for HB-500 and started the Phase 1b trial in the second quarter of 2024. The first person was dosed on July 1, 2024, resulting in the achievement of a $5.0 million milestone payment which was received on July 25, 2024. Gilead retains the exclusive option, to further develop and commercialize the HIV program, in which case we are eligible for up to a further $227.5 million in developmental and commercialization milestone payments, inclusive of a $10.0 million option exercise payment, plus tiered royalties.

On January 29, 2024, we announced our decision to prioritize the clinical development of our eseba-vec program for the treatment of HPV16+ head and neck cancers and our two Gilead-partnered infectious disease programs and to pause development activities related to HB-300, targeting self-antigens for the treatment of prostate cancer, and most of our preclinical research activities. In connection with this strategic refocus, our Board of Directors approved a plan to reduce our workforce by 55 full-time employees, or approximately 30% of the then-current employee base, and to rebalance our cost structure in alignment with the new prioritization of research and development programs. The prioritization of our eseba-vec program and our two Gilead-partnered programs also included the discontinuation of our GMP manufacturing facility project. This part of the restructuring plan was completed by the end of the second quarter of 2024.

Additionally, in September 2024, our Board of Directors approved a plan to reduce our workforce by another 28 employees, or approximately 20% of the then-current employe base, and to further rebalance our cost structure in alignment with the prioritization of clinical development programs. We announced and began the implementation of this additional restructuring plan in the third quarter of 2024 and we expect the restructuring to be substantially completed by the end of the first quarter of 2025. Going forward, we may implement further cost-saving initiatives that could result in additional restructuring charges including severance and other employee charges.

We have funded our operations to date primarily from public offerings of common stock and convertible preferred stock, including our initial public offering, as well as private placements of our redeemable convertible preferred stock, grant funding and loans from an Austrian government agency, and upfront, milestone and initiation payments from Gilead and Roche in connection with our respective collaboration and license agreements. As of September 30, 2024 we had cash, cash equivalents and restricted cash of $60.0 million.

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

We have incurred recurring losses, including net losses of $13.8 million and $18.6 million for the three and nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $387.8 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish further commercial manufacturing capacity.

Impacts of Market Conditions on Our Business

Unfavorable conditions in the economy in the United States, Austria and elsewhere may negatively affect the growth of our business and our results of operations. Macroeconomic events and conditions such as heightened inflation, increased interest rates, disruptions to global financial markets or a recession or other market correction, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, any escalation of the conflict in the Middle East, and other global macroeconomic factors, could reduce our ability to access capital, which could materially impact our business and the value of our common stock.

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

Under the Gilead Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV or HBV. We received a non-refundable $10.0 million upfront payment upon entering the Gilead Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”) which revised the terms only for the HIV program, whereby we took on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Gilead Collaboration Agreement, Gilead retains an exclusive right (the “Option”) to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Gilead Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Gilead Collaboration Agreement with respect to the HBV program, and if the Option is exercised, any manufacturing costs related to the HIV program. Through September 30, 2024, we have received a non-refundable upfront payment of $10.0 million, a program initiation fee of $15.0 million, a $5.0 million milestone payment for the first person dosed in a Phase 1b clinical trial of HB-500 and $21.2 million in milestone payments for the achievement of pre-clinical research milestones from Gilead. In addition, we have recognized $42.7 million of cost reimbursements for research and development services performed under the Restated Gilead Collaboration Agreement.

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

Through September 30, 2024, we have received from Roche the non-refundable upfront payment of $25.0 million, $10.0 million in milestone payments for the achievement of a GMP manufacturing milestone under the HB-700 program and $10.0 million in milestone payments associated with an IND submission for the HB-700 program. In addition, we have recognized $0.6 million of cost reimbursements for research and development activities related to a first human trial.

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

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting Phase 1 and Phase 2 clinical trials, including the ongoing eseba-vec (formerly HB-200) clinical trials, and progressing IND applications, including for HB-700. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Eseba-vec (formerly HB-200) program	$11,099	$10,862	$40,488	$31,310
HB-300 program	1,656	2,312	3,567	7,649
Gilead partnered programs	2,011	3,234	4,860	10,889
HB-700 & HB-800 (formerly Roche partnered programs)	438	6,689	5,331	10,014
Other and earlier-stage programs	(22)	1,122	502	4,215
Other unallocated research and development expenses	383	406	734	1,185
Total research and development expenses	$15,565	$24,625	$55,482	$65,262

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

Impairment Expenses

Impairment expenses consist of non-cash impairment charges relating to long-lived assets. Impairments are determined using management’s judgment about the anticipated performance of our business in relation to expectations, significant negative technological, scientific or economic trends and significant changes or planned changes in the use of the assets and their effects based on information available as of the date of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report. Management makes decisions to disposes of fixed assets during the regular course of business due to damage, obsolescence, strategic shifts, and loss.

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

Interest Income

Interest income results from interest earned on our cash, cash equivalents, and restricted cash.

Interest Expense

Interest expense results primarily from loans under funding agreements with the Austrian Research Promotion Agency, recorded at a market rate of interest. The difference between interest payments payable pursuant to the loans, which rates are at below market interest rates, and the market interest rate, is accounted for as grant income.

Income Taxes

Income tax expense results from U.S. federal and state income tax as well as foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of September 30, 2024.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Revenue from collaboration and licensing	$4,703	$6,867	$(2,164)	$42,592	$12,722	$29,870
Operating expenses:
Research and development	(15,565)	(24,625)	9,060	(55,482)	(65,262)	9,780
General and administrative	(6,732)	(4,912)	(1,820)	(14,733)	(14,259)	(474)
Restructuring	(878)	—	(878)	(2,201)	—	(2,201)
Impairment	(172)	—	(172)	(172)	—	(172)
Total operating expenses	(23,347)	(29,537)	6,190	(72,588)	(79,521)	6,933
Loss from operations	(18,644)	(22,670)	4,026	(29,996)	(66,799)	36,803
Other income:
Grant income	2,183	2,916	(733)	6,924	7,486	(562)
Interest income	809	1,570	(761)	3,213	4,052	(839)
Interest expense	—	(49)	49	(2)	(268)	266
Other income (expense), net	1,811	(833)	2,644	1,308	(1,029)	2,337
Total other income, net	4,803	3,604	1,199	11,443	10,241	1,202
Net loss before tax	(13,841)	(19,066)	5,225	(18,553)	(56,558)	38,005
Income tax expense	(0)	0	(0)	(0)	(204)	204
Net loss	$(13,841)	$(19,066)	$5,225	$(18,553)	$(56,762)	$38,209

Revenue from Collaboration and Licensing

Revenue was $4.7 million and $42.6 million for the three and nine months ended September 30, 2024, respectively, compared to $6.9 million and $12.7 million for the three and nine months ended September 30, 2023, respectively.

During the three months ended September 30, 2024, revenue decreased by $2.2 million compared to the three months ended September 30, 2023. This decrease was primarily due to no recognition of the upfront and milestone payments under the Roche Collaboration Agreement as a result of the termination of the Roche Collaboration Agreement, partially offset by revenue recognized for a $5.0 million milestone payment for the first person dosed in a Phase 1b clinical trial of HB-500 received in the three months ended September 30, 2024 under the Restated Gilead Collaboration Agreement.

For the three months ended September 30, 2024 and 2023, revenue included $0.3 million and $0.8 million, respectively, from reimbursement of research and development expenses, and $4.4 million and $6.1 million, respectively, from partial recognition of upfront, milestone and initiation payments that were initially recorded as deferred revenue.

For the three months ended September 30, 2024, revenue included $4.7 million related to the Restated Gilead Collaboration Agreement, of which $0.3 million resulted from reimbursement of research and development expenses and $4.4 million resulted from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

For the three months ended September 30, 2023, revenue included $1.7 million related to the Restated Gilead Collaboration Agreement, of which $0.5 million resulted from reimbursement of research and development expenses and $1.2 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $5.2 million related to the Roche Collaboration Agreement, of which $0.3 million resulted from reimbursement of expenses, and $4.9 million resulted from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

During the nine months ended September 30, 2024, revenue increased by $29.9 million compared to the nine months ended September 30, 2023. This increase was primarily due to higher partial recognition of the upfront and milestone payments under the Roche Collaboration as a result of the termination of the Roche Collaboration Agreement leading to accelerated recognition of the upfront and milestone payments that were initially recorded as deferred revenue, including the partial recognition of revenue from a $10.0 million milestone achieved in March 2024 and revenue recognized for a $5.0 million milestone payment for the first person dosed in a Phase 1b clinical trial of HB-500 received in July 2024 under the Restated Gilead Collaboration Agreement.

For the nine months ended September 30, 2024 and 2023, revenue included $0.6 million and $1.6 million, respectively, from reimbursement of research and development expenses, and $42.0 million and $11.1 million, respectively, from partial recognition of upfront, milestone and initiation payments that were initially recorded as deferred revenue.

For the nine months ended September  30, 2024, revenue included $6.2 million related to the Restated Gilead Collaboration Agreement, of which $0.5 million resulted from reimbursement of research and development expenses and $5.7 million resulted from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $36.4 million related to the terminated Roche Collaboration Agreement, of which $0.1 million resulted from reimbursement of expenses and $36.3 million resulted from revenue recognized. Revenue recognized includes $26.3 million of the upfront and milestone payments that were originally recorded as deferred revenue and $10.0 million related to a milestone payment achieved in March 2024 and received in April 2024 associated with an IND submission for the HB-700 program.

For the nine months ended September 30, 2023, revenue included $5.1 million related to the Restated Gilead Collaboration Agreement, of which $1.3 million resulted from reimbursement of research and development expenses and $3.8 million from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $7.6 million from partial recognition of upfront and milestone payments under the terminated Roche Collaboration Agreement of which $0.3 million resulted from reimbursement of expenses, and $7.3 million resulted from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

Research and Development Expenses

For the three and nine months ended September 30, 2024, research and development expenses were $15.6 million and $55.5 million, respectively, compared to $24.6 million and $65.3 million for the three and nine months ended September 30, 2023, respectively.

The decrease of $9.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was attributable to a decrease in indirect research and development expenses of $2.2 million and a decrease in direct research and development expenses of $6.9 million. Indirect research and development expenses decreased mainly because of lower personnel-related expenses of $1.4 million, lower expenses for laboratory consumables of $0.4 million and lower expenses for consulting and professional services of $0.4 million. The decrease in personnel-related expenses mainly resulted from the effects of our workforce reduction, including the effects of stock option forfeitures. The decrease in direct research and development expenses was primarily driven by lower manufacturing expenses of $6.0 million, lower expenses for research and development services of $2.2 million, primarily for our Gilead partnered programs, and decreased spending for our other programs, partially offset by higher clinical study expenses of $1.3 million, primarily for our eseba-vec program.

The decrease of $9.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was attributable to a decrease in indirect research and development expenses of $5.6 million and a decrease in direct research and development expenses of $4.2 million. Indirect research and development expenses decreased mainly because of lower personnel-related expenses of $3.5 million, lower expenses for laboratory consumables of $1.2 million and lower expenses for tavel, training and recruitment of $0.6 million. The decrease in personnel-related expenses mainly resulted from the effects of our workforce reduction, including the effects of stock option forfeitures. The decrease in direct research and development expenses was primarily driven by lower manufacturing expenses of $10.9 million, lower expenses for research and development services of $3.0 million, primarily for our eseba-vec program and Gilead partnered programs, and decreased spending for our other programs, partially offset by higher clinical study expenses of $7.3 million, primarily for our eseba-vec program, as well as amortization expenses related to capitalized sublicense payments following the termination of the Roche Collaboration of $2.4 million.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2024 were $6.7 million and $14.7 million, respectively, compared to $4.9 million and $14.3 million for the three and nine months ended September 30, 2023, respectively.

The increase of $1.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to an increase in personnel-related expenses of $1.3 million and an increase in professional and consulting fees of $0.6 million, partially offset by lower expenses for travel, training and recruitment of $0.1 million. The increase in personnel-related expenses resulted primarily from severance arrangements not related to the restructuring programs, and the increase in professional and consulting fees was primarily attributable to specialized organizational programs including related legal fees.

The increase of $0.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to an increase in personnel-related expenses of $0.6 million and an increase in professional and consulting fees of $0.4 million, partially offset by a decrease in other expenses of $0.3 million and lower expenses for tavel, training and recruitment of $0.2 million. The increase in personnel-related expenses resulted primarily from severance arrangement not related to the restructuring programs, partially offset by lower stock-based compensation expenses. The increase in professional and consulting fees was primarily attributable to specialized organizational programs including related legal fees.

Restructuring Expenses

Restructuring expenses for the three and nine months ended September 30, 2024 were $0.9 million and $2.2 million, respectively.

Restructuring expenses for the three months ended September 30, 2024 consisted of $0.8 million of severance and other personnel costs and less than $0.1 million of professional fees and consulting costs associated with exit and disposal activities. There were no restructuring expenses for the three months ended September 30, 2023.

Restructuring expenses for the nine months ended September 30, 2024 consisted of $2.1 million of severance and other personnel costs and $0.1 million of professional fees and consulting costs associated with exit and disposal activities. There were no restructuring expenses for the nine months ended September 30, 2023.

Impairment Expenses

Impairment expenses for both the three and nine months ended September 30, 2024 were $0.2 million.

Impairment expenses for both the three and nine months ended September 30, 2024 consisted of $0.2 million asset write-downs related to laboratory equipment. There were no impairment expenses for the three and nine months ended September 30, 2023.

Grant Income

In the three months ended September 30, 2024, we recorded grant income of $2.2 million, compared to $2.9 million in the three months ended September 30, 2023. Income from grants mainly included research incentives. The decrease of $0.7 million was primarily due to lower income from Austrian research and development incentives as a result of lower eligible research and development expenses, and lower imputed benefits associated with the FFG Loans.

In the nine months ended September 30, 2024, we recorded grant income of $6.9 million, compared to $7.5 million in the nine months ended September 30, 2023. Income from grants mainly included research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The decrease of $0.6 million was primarily due to lower income from Austrian research and development incentives as a result of lower eligible research and development expenses, and lower imputed benefits associated with the FFG Loans.

Interest Income and Expense

Interest income was $0.8 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, compared to interest income of $1.6 million and $4.1 million for the three and nine months ended September 30, 2023, respectively. The decrease in interest income for the three and nine months ended September 30, 2024 was a result of a lower cash position and by decreasing U.S. dollar and euro interest rates. Interest income represents interest from cash and cash equivalents held in U.S. dollars and euros resulting from the proceeds from the issuance of common stock and convertible preferred stock as well as payments received under our Gilead and Roche collaborations. During the three and nine months ended September 30, 2024 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros and dollars at our Austrian subsidiary.

No interest expenses were recorded for the three months ended September 30, 2024, compared to interest expenses for loans from government agencies of less than $0.1 million for the three months ended September 30, 2023. Interest expenses for loans from government agencies were less than $0.1 million for the nine months ended September 30, 2024, compared to $0.3 million for the nine months ended September 30, 2023. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest rate. The decrease of interest expenses was primarily due to the final principal repayment related to the FFG Loans in the second quarter of 2024.

Other Income and Expenses

Other income was $1.8 million for the three months ended September 30, 2024, compared to other expenses of $0.8 million for the three months ended September 30, 2023. The change in the three months ended September 30, 2024 resulted primarily from exchange rate differences and foreign currency remeasurements.

Other income was $1.3 million for the nine months ended September 30, 2024, compared to other expenses of $1.0 million for the nine months ended September 30, 2023. The change in the nine months ended September 30, 2024 resulted primarily from exchange rate differences and foreign currency remeasurements.

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

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 600,000 (6,000,000 before the Reverse Stock Split) shares of our common stock, at $140.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. In December 2020, we completed a follow-on public offering in which we issued 391,000 (3,910,000 before the Reverse Stock Split) shares of our common stock, at $117.50 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In March 2022, we completed a follow-on public offering in which we issued 2,170,000 (21,700,000 before the Reverse Stock Split) shares of our common stock, at $20.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. In June 2023, we completed a follow-on public offering in which we issued 2,290,077 (22,900,768 before the Reverse Stock Split) shares of our common stock, at $13.10 per share, and 15,268 shares of our Series A-2 convertible preferred stock, at $1,310.00 per share, for net proceeds of $46.2 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 166,666 (1,666,666 before the Reverse Stock Split) shares of our common stock for $5.0 million, at a purchase price of $30.00 per share, and in December 2023, Gilead purchased 1,500,000 (15,000,000 before the Reverse Stock Split) shares of our common stock, at $14.167 per share, for net proceeds of approximately $21.1 million after deducting offering expenses. Pursuant to the terms of the Amended Stock Purchase Agreement, we may require Gilead to purchase the balance of the $8.75 million of common stock as pro-rata participation in potential future equity raises (see “Note 11. Common stock, Class A common stock and convertible preferred stock” to our consolidated financial statements appearing elsewhere in this Quarterly Report). We also received $51.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Gilead Collaboration Agreement and $45.0 million from non-refundable upfront and milestone payments related to the Roche Collaboration Agreement. As of September 30, 2024, we had cash, cash equivalents and restricted cash of $60.0 million.

On July 12, 2022, we filed a registration statement on Form S-3 (the “Registration Statement”), with the SEC, which was declared effective on July 21, 2022. The Registration Statement registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with Leerink Partners LLC (“Leerink”), as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (“Leerink ATM Program”). As of June 30, 2024, no sales had been made pursuant to the Leerink ATM Program. On August 5, 2024, we delivered a termination notice to Leerink to terminate the Sales Agreement, effective as of August 8, 2024. At the time of termination, $50.0 million remained available for issuance pursuant to the Sales Agreement. On August 8, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (“Jefferies ATM Program”). As of September 30, 2024, no sales had been made pursuant to the Jefferies ATM Program.

We entered into various funding agreements with the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or “FFG”). The loans by FFG (the “FFG Loans”) were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contained no financial covenants and were not secured by any of our assets. As of September 30, 2024, there is no remaining debt obligation under the FFG loan following the final principal repayment in April 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of September 30, 2024, the unamortized debt discount related to FFG Loans was zero due to the final maturity on March 31, 2024 and the final repayment on April 2, 2024.

We have entered into arrangements with contract manufacturing organizations. As of September 30, 2024, we had total non-cancellable obligations under such contracts of $5.9 million.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011, except for the first quarter of 2024. As of September 30, 2024, we had an accumulated deficit of $387.8 million. We expect to continue to incur significant losses for the foreseeable future. Based on our cash and cash equivalents as of September 30, 2024 and our planned operating expenses and capital expenditure requirements, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the issuance date of the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q. We anticipate that we will require additional funding to:

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

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements as well as grant funding. Based on our research and development plans, we have concluded that substantial doubt exists that our cash and cash equivalents, including the funds received under the Restated Gilead Collaboration Agreement will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report. These estimates are based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our shareholders will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding on favorable terms when needed, we may have to delay, reduce the scope of or terminate one or more of our research and development programs or clinical trials or our other operations.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(56,040)	$(46,300)
Net cash used in investing activities	(192)	(3,737)
Net cash (used in) provided by financing activities	(1,276)	44,421
Net decrease in cash and cash equivalents	(57,508)	(5,616)

Cash Used in Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities was $56.0 million, which consisted of a net loss of $18.6 million, adjusted by non-cash charges of $3.4 million and cash used due to changes in our operating assets and liabilities of $40.8 million. The non-cash charges consisted primarily of depreciation and amortization expense of $2.1 million, stock-based compensation of $1.1 million and non-cash impairment charges of $0.2 million. The change in our operating assets and liabilities was primarily due to a decrease in deferred revenues of $26.7 million, primarily resulting from the early-recognition of deferred revenues related to the terminated Roche Collaboration Agreement, partially offset by a $5.0 million milestone payment received under the Gilead Collaboration Agreement, an increase in prepaid expenses and other non-current assets of $5.9 million, an increase in receivable research incentives of $5.6 million, a decrease in accounts payable of $5.1 million, and a decrease in operating lease liabilities of $1.2 million, partially offset by a decrease in prepaid expenses and other current assets of $2.2 million, a decrease in accrued expenses and other current liabilities of $0.9 million, and a decrease in accounts receivable of $0.6 million.

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

Cash Used in Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities was $0.2 million. The decrease of $3.5 million compared to the nine months ended September 30, 2023 resulted from deceased capital expenditures in connection with our GMP manufacturing facility project and lower expenditures for purchase of equipment.

During the nine months ended September 30, 2023, cash used in investing activities was $3.7 million and resulted primarily from capital expenditures in connection with our GMP manufacturing facility project as well as purchase of equipment.

Cash (Used in) Provided by Financing Activities

During the nine months ended September 30, 2024, cash used in financing activities was $1.3 million and consisted mainly of a principal repayment of loans of $1.1 million and costs related to Gilead’s purchase of common stock in December 2023.

During the nine months ended September 30, 2023, cash provided by financing activities was $44.4 million and consisted mainly of net proceeds of $46.3 million from our follow-on public offering in June 2023, partially offset by principal repayments of loans of $1.8 million.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements accompanying this Quarterly Report, which we have prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Foreign Currency and Exchange Risk

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, HOOKIPA Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of September 30, 2024 included small amounts of cash balances held by HOOKIPA Biotech GmbH in euro. Assets and liabilities of HOOKIPA Biotech GmbH are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the condensed consolidated Statements of Operations and Comprehensive Loss as incurred. A significant portion of our operating costs are in Austria, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 10% weakening of the U.S. dollar compared to the euro would have increased our net loss for the nine months ended September 30, 2024, by approximately $1.1 million and increased our currency translation adjustment by approximately $3.1 million. A hypothetical 10% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $60.0 million as of September 30, 2024, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our strategic refocus and the associated workforce reduction announced in January 2024 and additional workforce reduction implemented in September 2024 may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In January 2024, we announced a reduction in workforce by approximately 30% in connection with the strategic refocus of our business to prioritize and focus on our lead assets. The reduction in force was a component of our broader efforts to prioritize the clinical development of our eseba-vec (formerly HB-200) program for the treatment of HPV16+ head and neck cancers and our two Gilead-partnered infectious disease programs and to pause development activities related to HB-300 and most of our preclinical research activities. In September 2024, in connection with this strategic refocus, we implemented an enterprise-wide initiative intended to improve our business through specialized organizational programs that include targeted cost-savings, which included a further reduction in workforce by approximately 20%. Going forward, we may implement further cost-saving initiatives that could result in additional restructuring charges including severance and other employee charges. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our results of operation and financial condition would be adversely affected. We expect to incur additional costs as we recognize one-time employee termination-related charges. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, and clinical personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

There is substantial doubt regarding our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional capital. As of December 31, 2023, and September 30, 2024, we had cash, cash equivalents and restricted cash of approximately $117.5 million and $60.0 million, respectively. Our management believes that such cash, cash equivalents and restricted cash will not be sufficient to fund our operating expenses and capital requirements for one year after the date that the financial statements are issued, whether or not we curtail efforts with respect to certain of our product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term.

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

Item 5.      Other Information.

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.      Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

1.1

Open Market Sale AgreementSM between Jefferies LLC and the Company, dated August 8, 2024 (filed as Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024 (File No. 001-38869) and incorporated herein by reference)

3.1

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

HOOKIPA Pharma Inc.

Date: November 14, 2024	By:	/s/ Malte Peters
Malte Peters
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Terry Coelho
Terry Coelho
Executive Vice President and Chief Financial Officer (Principal Financial Officer)