Form 10-K
period 2024-12-31
HOOKIPA Pharma Inc.
filed 2025-02-28
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2024 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $57.0 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of February 24, 2025 was 9,659,522 shares and 2,399,517 shares of Class A common stock outstanding, each $0.0001 par value per share.

Documents Incorporated by Reference

If the Registrant’s Definitive Proxy Statement relating to the 2025 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

Auditor Firm Id:	1259	Auditor Name:	PwC Wirtschaftsprüfung GmbH	Auditor Location:	Vienna, Austria

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Business” in Part I Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the success, cost and timing of our product development activities and clinical trials;
●	the substantial doubt regarding our ability to continue as a going concern;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological Licensing Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	the potential benefits of and our ability to maintain our collaboration with Gilead Sciences, Inc. and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our non-replicating and replicating technologies and the product candidates based on these technologies, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	regulatory developments in the United States and foreign countries;
●	competitive companies and technologies in our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

●	the accuracy of our estimates of our annual total addressable market, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends; and
●	our ability to comply with Nasdaq listing rules.

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

Investors and others should note that we announce material financial information to our investors using our investor relations website (https://ir.hookipapharma.com/), Securities and Exchange Commission (“SEC”) filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the U.S. social media channels listed on our investor relations website.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risk factors include, but are not limited to the following:

●	We are a clinical-stage biopharmaceutical company with no approved products and a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, if at all, to be able to continue as a going concern and advance any our product candidates. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations. Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.
●	Our strategic refocus and the associated workforce reduction announced in January 2024 and additional workforce reductions implemented in September 2024 and November 2024 may not result in anticipated cost savings, which could result in total costs and expenses that are greater than expected, potentially disrupting our business.
●	We will require substantial additional financing and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.
●	If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”), the European Commission, and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products and services, limit their use or adoption, and otherwise negatively affect our operating results and business.
●	Our product candidates are based on a novel approach to the treatment of cancer and infectious diseases, which makes it difficult to predict the time and cost of product candidate development.
●	Our product candidates may cause serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential or result in significant negative consequence.
●	We are fully dependent on our collaboration with Gilead Sciences, Inc. (“Gilead”) for the development of our hepatitis B virus program, rely on funding from Gilead for development of our human immunodeficiency virus program, and may depend on Gilead or additional third parties for the development and commercialization of our other programs and future product candidates. Our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the commercialization of the product candidates we develop. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	Our rights to develop and commercialize our product candidates are subject, in part, to the terms and conditions of licenses granted to us by others, and, if we fail to comply with our obligations under these arrangements or resolve related disputes, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.
●	If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

PART I

Item 1.  Business

Overview

We are a clinical-stage biopharmaceutical company developing a new class of immunotherapeutics based on our proprietary arenavirus platform that is designed to target and amplify T cell and immune responses to fight diseases. Our replicating and non-replicating technologies are engineered to induce robust and durable antigen-specific CD8+ T cell responses and pathogen-neutralizing antibodies. We believe that our technologies can meaningfully leverage the human immune system therapeutic purposes by inducing CD8+ T cell response levels previously not achieved by other immune therapy approaches.

We are building a proprietary immuno-oncology pipeline utilizing our replicating technology. Our oncology portfolio targets oncoviral cancer antigens and next-generation antigens and includes two primary programs in development:

●	HB-700 is a novel, next-generation multi-KRAS mutant-targeting, investigational immunotherapy for the treatment of KRAS mutated cancers, including lung, colorectal and pancreatic cancers, which received Investigational New Drug Application (“IND”) clearance from the Food and Drug Administration (“FDA”) in April 2024 and is Phase 1 ready.
●	Eseba-vec (also known as HB-200) is an investigational immunotherapeutic agent in clinical development for the treatment of Human Papillomavirus 16-positive (“HPV16+”) head and neck cancers with enrollment completed in a Phase 1/2 clinical trial. Further clinical development activities were paused as of November 2024.

We also have a third oncology program, HB-300, targeting self-antigens for the treatment of prostate cancer, which the Company paused further development in January 2024, to conserve capital and ensure pipeline success and operational efficiency.

Additionally, we are developing infectious disease therapies in partnership with other companies. Our Hepatitis B (“HBV”) program, HB-400, and our Human Immunodeficiency Virus (“HIV”) program, HB-500, are being developed in a partnership with Gilead. Both programs are in Phase 1 clinical development.

Significant Recent Events

Restructuring Plan

On November 18, 2024, we approved a plan to continue to improve our cost structure and operating efficiency, which includes a reduction in our workforce by approximately 80% of our then-current employee base (the “Restructuring Plan”). The Company began the implementation of the Restructuring Plan in the fourth quarter of 2024 and expects the Restructuring Plan to be substantially completed by the end of the first half of 2025. The Restructuring Plan includes the closing and consolidation of office and laboratories in Vienna, Austria, does not include social plan or severance payments and it is planned that the affected employees will continue to work throughout their termination period.

In connection with the Restructuring Plan, in an effort to rebalance our cost structure in alignment with our strategic refocus and development of the oncology portfolio, we also announced that we would pause clinical development in our eseba-vec program for the treatment of HPV16+ head and neck cancers, including an early termination of the Phase 1/2 clinical trial for the treatment of HPV16+ cancers. The early termination of our Phase 1/2 clinical trial for the treatment of HPV16+ was not due to lack of efficacy or adverse safety profiles. While we will continue to seek partnering opportunities for the eseba-vec program, we will focus primarily on progressing the Phase 1-ready HB-700 program for the treatment of KRAS mutant cancers and our Gilead-partnered programs.

Research Incentives Receivables

We participate in a research incentive program provided by the Austrian government under which we are entitled to reimbursement of a percentage of qualifying research and development expenses and capital expenditures incurred in Austria. In February 2025, we received a payment of $19.8 million related to the research incentive program including the receivable of $17.3 million from Austrian research incentive program for the years 2022 and 2023.

Potential Combination of Poolbeg Pharma plc and HOOKIPA

On January 2, 2025, we and Poolbeg Pharma plc (“Poolbeg”) released an announcement pursuant to Rule 2.4 of the U.K. City Code on Takeovers and Mergers (the “Code”) that we and Poolbeg entered into non-binding discussions for the potential acquisition of the entire issued share capital of Poolbeg (the “Potential Combination”) to create a clinical-stage biopharmaceutical company focused on developing and commercializing innovative medicines for critical unmet medical needs, with a special focus on next-generation immunotherapies for the treatment of cancer and other serious diseases. On February 20, 2025, we issued an announcement pursuant to Rule 2.8 of the Code disclosing that our board of directors determined that it does not intend to make an offer for Poolbeg under Rule 2.7 of the Code. Accordingly, our non-binding discussions with Poolbeg related to the Potential Combination have been terminated.

2024 Highlights

In 2024, we executed on several key areas across our pipeline. The highlights include:

Oncology:

●	Eseba-vec (HB-200) in combination with pembrolizumab: EMA has granted PRIME designation for eseba-vec in combination with pembrolizumab for the treatment of patients with HPV16-positive recurrent/metastatic PD-L1 CPS ≥ 20 oropharyngeal squamous cell carcinoma in the first line setting. We presented positive preliminary Phase 2 data in patients with recurrent/metastatic HPV16+ head and neck cancers in the first line setting in June 2024 at American Society of Clinical Oncology (“ASCO”) and additional patient data in November 2024 at the Society for Immunotherapy for Cancer (“SITC”) Congress 2024.
o	Data showed 52% objective response rate for 25 evaluable checkpoint inhibitor (“CPI”)-naïve patients. These data represent an approximate doubling of the response rate (19 to 26 percent) reported for pembrolizumab monotherapy in historical clinical trials.
o	In an effort to rebalance the Company’s cost structure, we decided to pause clinical development of the eseba-vec program for the treatment of Human Papillomavirus 16-positive (“HPV16+”) head and neck cancers, including an early termination of the ongoing Phase 1/2 clinical trial for the treatment of HPV16+ cancers. The early termination is not due to lack of efficacy or adverse safety profiles. We will continue to seek partnering opportunities for the eseba-vec program.
●	HB-700: HB-700 is a novel, next-generation multi-KRAS mutant-targeting, investigational immunotherapy with antigen specific T cell activation designed to induce deep, durable and robust anti-tumor cell activity. HB-700 targets five of the most prevalent KRAS mutations and has a strong preclinical Proof of Concept (“POC”) package with large addressable populations in non-small cell lung cancer (“NSCLC”), colorectal cancer (“CRC”) and pancreatic ductal adenocarcinoma (“PDAC”).

HB-700 is Phase 1-ready, with nonclinical development and clinical trial material manufacturing completed. HB-700 is derisked by clinical POC with platform asset eseba-vec (HB-200).

Infectious Disease: Gilead-Partnered Programs

●	HB-400: In August 2023, the Journal of Infectious Disease published peer-reviewed preclinical data on HB-400. The data showed that HB-400 induced robust, HBV-specific T cell and antibody responses in non-human primates and cleared detectable serum HBV antigens in a mouse model for chronic HBV infection, with near elimination of detectable HBV antigen positive hepatocytes in the liver. A Phase 1b clinical trial led by Gilead completed enrollment with 83 participants, and primary completion of the trial is expected in the first half of 2025.
●	HB-500: In November 2023, we received FDA clearance of our IND application for HB-500 and started the Phase 1b trial in the second quarter of 2024. The first person was dosed on July 1, 2024, resulting in the achievement of a $5.0 million milestone payment which was received on July 25, 2024. The Phase 1b trial completed enrollment in January 2025, with 30 participants enrolled across five sites in the United States, and primary completion of the Phase 1b trial of HB-500 is expected in the second half of 2025.

Financial Highlights:

●	In April 2024, we received a $10.0 million milestone payment under our now-terminated HB-700 collaboration agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively referred to as “Roche”). The success-based milestone payment was achieved in connection with our submission of an IND application for HB-700 for the treatment of KRAS mutated tumors.
●	In July 2024, we received a $5.0 million milestone payment under our HB-500 collaboration agreement with Gilead. The success-based milestone payment reflected the achievement of the first person dosed in a Phase 1b clinical trial of HB-500.

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

In order for the adaptive immune system to function effectively, the innate immune system must first present disease specific antigens to a subset of lymphocytes called T cells in order to “instruct” the T cells as to which antigen they must recognize. The T cell population consists of CD8+ T cells, those that kill virus infected and cancer cells by releasing cytotoxic proteins, and CD4+ T cells that help or stimulate additional parts of the immune system such as B cells that produce antibodies. Antigen presentation to T cells is mediated by antigen-presenting cells (“APCs”), such as dendritic cells.

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

The arenavirus family is comprised of over 30 currently known species, many of which we believe have potential therapeutic applications. Our systemic and reproduceable approach features two technologies capable of delivering disease-specific antigens for the treatment of disease. Our non-replicating technology is designed to induce a strong immune response for therapeutic use against infectious disease. Our replicating technology is engineered to produce an even more powerful immune response, which we are currently exploring in therapeutic infectious diseases as well as oncology indications. In preclinical studies, our replicating technology was able to reprogram the immune system such that more than half of the body’s CD8+ T cells focused on a specific cancer self-antigen target without observed serious adverse events. We observed the ability of HB-200 monotherapy to induce robust, high-quality and durable antigen-specific CD8+ T cell responses in our HB-200 clinical trial in human patients. We have designed our platform to be modular in nature to allow substitution of antigens to target a broad range of infectious diseases and cancers. We have a robust intellectual property portfolio for our suite of arenaviruses with issued patents and patent applications related to our non-replicating technology as well as issued patents and patent applications for our replicating technology. We believe the breadth and depth of our intellectual property portfolio is a strategic asset that has the potential to provide us with a significant competitive advantage.

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

Non-Replicating Technology Overview

Our proprietary non-replicating technology disables arenavirus replication by substituting one of its four structural genes with the gene for a desired antigen. The modified, non-replicating arenavirus is able to directly infect individual APCs, such as dendritic cells, and deliver proteins that serve as antigens to activate the immune system but is not able to replicate and infect additional cells in the body.

Advantages of Non-Replicating Technology

Based on the preclinical and clinical data that we have generated to date, we believe our non-replicating technology supports the benefits of our arenavirus platform approach. Specifically, in preclinical studies and clinical trials this technology has demonstrated that it is well tolerated and has the following additional benefits:

Robust CD8+ T cell Response as Well as Pathogen Neutralization Response. Our non-replicating technology is designed to induce a robust CD8+ T cell and pathogen neutralizing response to fight disease. We believe our technology results in an immuno-therapeutic approach with potential for greater potency than existing treatments.

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

Advantages of our Replicating Technology

Based on our preclinical data, we believe our replicating technology shows all the benefits of the non-replicating technology and the following additional benefits:

Quantitatively: Even More Robust CD8+ T Cell Response. In animal studies, our replicating technology has shown to induce a CD8+ T cell response that directs more than 50% of a body’s T cells, which is approximately ten times greater than the response induced by our non-replicating technology, to focus on a single target of choice. Robust CD8+ T cell response data have been demonstrated in our Phase 1/2 clinical study of HB-200. We believe our technology results in an immunotherapeutic approach with potential for greater potency than existing therapeutic treatments.

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

Advantages of sequential administration of replicating PICV and replicating LCMV

Although arenaviruses typically do not induce significant vector neutralizing antibodies (“nAbs”) in mice, anti-vector cytotoxic T lymphocyte (“CTL”) responses were found to curtail immunogenicity when the same arenavirus vectors were administered for prime and boost injections. On repeat administration, vector backbone-specific responses often dominate over responses to the encoded transgene. This is especially true for tumor self-antigens. In contrast, administering an alternating sequence of two vectorized arenaviruses of distant genealogical relationship (such as a combination of Old World LCMV vectors and New World PICV vectors) impedes efficient boosting of vector backbone-directed CTL responses and focuses immune responses on the common transgene cargo. Applying this strategy in mice, alternating vector therapy using a LCMV vector (HB-201) and a PICV vector (HB-202) induced HPV16 E7/E6-specific CD8+ T cell responses that accounted for up to 50% of circulating CD8+ T cells, with similar levels observed when targeting tumor self-antigens such as P1A. Furthermore, and as observed in our other studies, mice with eliminated tumors demonstrated resistance to a tumor rechallenge. Consistent with these preclinical results, we observed significantly higher HPV-16 E7/E6 specific T cell responses induced by the HB-202/HB201 two vector therapy as compared to HB-201 single vector therapy in the H-200-001 clinical Phase 1/2 study.

Our Product Candidates

HB-700 for Targeting Mutated KRAS in Pancreatic, Colorectal and Lung Cancers

Targeting Shared Neoantigens

KRAS is a gene that acts as an on/off switch for cell growth as it is a key regulator of cell proliferation and survival. When there is a mutation, or error, in the gene, cells can grow out of control. KRAS is one of the most frequently mutated proto-oncogenes with respective mutations found in approximately 30% of all human cancers. KRAS mutations are most frequently found in pancreatic cancer (85% to 90%), colorectal cancer (approximately 40%) and lung cancer (approximately 32%). However, the spectrum of mutations mainly alter amino acid position 12 (G12D, G12V, G12R, and G12C) and position 13 (G13D), rendering these mutations an attractive target for immunotherapy. We designed our KRAS targeted therapy for patients suffering from pancreatic adenocarcinoma (“PAAD”), colorectal cancer (“CRC”) and lung adenocarcinoma (“LUAD”) and carrying one or more of the five most prevalent G12D, G12V, G12R, and G12C and position 13 G13D mutations. Our arenavirus technology enables us to integrate all five mutations into one single-vector, which allows our product to potentially be a single therapeutic targeting multiple large cancer indications.

An early proof of concept for targeting KRAS mutations via CD8+ T cells was reported by Tran et al in 2016. Tran targeted a KRAS mutation on position 12 (G12D) in a patient with metastatic CRC by tumor infiltrating lymphocyte (“TILs”); Tran demonstrated objective regression of all seven lung metastatic lesions from underlying CRC after the infusion of KRAS G12D-directed tumor infiltrating lymphocytes. More recently, small molecule inhibitors targeting mutated KRAS were developed and have shown promising results in clinical trials. However, those targeted therapies are limited to a single, specific KRAS mutation (KRAS G12C), which is frequently found in LUAD (approximately 50% of the late-stage cancers). However, KRAS G12C is underrepresented in PAAD and CRC when compared to other KRAS mutations such as G12D, G12V, G12R and G13D, which are much more frequently found (greater than 60% and greater than 90% in advanced CRC or PAAD, respectively).

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

On January 25, 2024, we received written notice (the “Notice”) from Roche of their decision to terminate the Research Collaboration and License Agreement (“Roche Collaboration Agreement”) dated October 18, 2022. Roche’s decision to terminate the Roche Collaboration Agreement was made according to Roche’s right to terminate without cause, acknowledging that we had met all go-forward criteria under the Roche Collaboration Agreement.

Pursuant to the terms of the Collaboration Agreement and the Notice, the Collaboration Agreement was terminated on April 25, 2024. We received the final milestone payment associated with an IND submission to the FDA which occurred in April 2024. Effective April 25, 2024, we regained full control of the associated intellectual property portfolio and have full collaboration and licensing rights for the HB-700 program. After the termination of the Roche Collaboration Agreement, and except as disclosed above, there is no other material relationship between the Company and Roche.

Nonclinical development and clinical trial material manufacturing for HB-700 has been completed. HB-700 is derisked by clinical proof of concept with platform asset eseba-vec (HB-200).

Eseba-vec (HB-200) Program for the Treatment of HPV16+ Cancers

The eseba-vec (also known as HB-200) program is our first program in oncology and the first clinical exploration of our replicating arenaviral vector-based technology. The eseba-vec program is composed of potential therapeutic agents for people with cancers caused by the Human Papillomavirus (“HPV”), specifically HPV16+.

All of our current product candidates are alternating, dual-vector arenaviral immunotherapies. Eseba-vec is a targeted dual vector arenaviral-based immunotherapy that uses alternating sequential injections of a LCMV vector and a PICV vector, both expressing the E7E6 fusion protein specific to HPV16+ cells. The two components of our eseba-vec program are referred to as HB-201 (LCMV) and HB-202 (PICV).

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

Our Solution: Eseba-vec Program

Eseba-vec alternates the administration of both HB-201 (LCMV) and HB-202 (PICV) attenuated viral vectors, which on their own are replicating-based therapeutics expressing a non-oncogenic, but highly antigenic, E7E6 fusion protein from HPV16. We have observed strong immunogenicity and robust antitumor activity in mouse models for LCMV alone as well as for the sequential administration of LCMV and PICV.

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

Eseba-vec Clinical Trial

In March 2024 EMA granted PRIME designation for eseba-vec in combination with pembrolizumab for the treatment of patients with HPV16-positive recurrent/metastatic PD-L1 CPS ≥ 20 oropharyngeal squamous cell carcinoma in the first line setting. Eseba-vec was being evaluated in a Phase 1/2 clinical trial for the treatment of HPV16+ cancers until November, 2024. The Phase 1/2 trial explored, in multiple arms, several dose levels and administration regimens across multiple HPV16+ cancer indications. The Company has published interim data readouts at key scientific conferences dating back to 2021. Interim data readouts from 2021 to 2022 have shaped further the study design and protocol.

Most recently, there has been data published on two key components of the trial:

●	Phase 1 evaluation of HB-200 as a monotherapy in second or later-line R/M setting of HPV16+ cancers; and
●	Phase 2 evaluation of HB-200 in combination with pembrolizumab in the first line R/M setting of HPV16+ OPSCC.

In an effort to rebalance the Company’s cost structure, we decided to pause clinical development in the eseba-vec program, including an early termination of the Phase 1/2 clinical trial. The early termination was not due to lack of efficacy or adverse safety profiles. Enrollment of the Phase 1/2 trial was completed in October 2024, and we expect final Phase 2 data in the second half of 2025. The planned pivotal randomized Phase 2/3 trial was not started and did not enroll patients. We will continue to seek partnering opportunities for the eseba-vec program.

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

Clinical Results: Eseba-vec in Combination with Pembrolizumab in the First Line Setting

In November 2024, we presented updated Phase 2 data for eseba-vec in combination with pembrolizumab in the first line setting at the SITC annual congress (Late Breaking Abstract Number: 1480). As of September 30, 2024, 66 participants were treated with eseba-vec in combination with pembrolizumab (55/66 treated at the selected Phase 3 dose and 11/66 at a higher dose of eseba-vec). 30/66 (45.5%) participants remained on treatment, 15/66 (22.7%) were in long-term follow-up, and 21/66 (31.8%) discontinued the study. The majority of participants had metastatic disease (~70-80%), with the oropharynx as the primary cancer site (>90%). ~45% had a smoking history. 34/66 (51.5%) had a tumor with PD-L1 CPS ≥20. Baseline characteristics were similar across subpopulations by PD-L1 CPS status.

Baseline Characteristics (All Treated Participants)	**PD-L1 CPS ≥1 (N = 66)**	**PD-L1 CPS ≥20 (N = 34)**
Age, years, median (range)	64 (38–76)	68 (38–76)
Gender, male, n (%)	62 (93.9)	30 (88.2)
Race, white, n (%)	59 (89.4)	31 (91.2)
Smoking history, n (%)	30 (45.5)	15 (44.1)
ECOG PS, n (%)		
0	48 (72.7)	23 (67.6)
1	18 (27.3)	11 (32.4)
Metastatic, n (%)	51 (77.3)	24 (70.6)
Locally recurrent only, n (%)	15 (22.7)	10 (29.4)
Primary site, n (%)		
Oropharynx	64 (97.0)	32 (94.1)
Hypopharynx	1 (1.5)	1 (2.9)
Unknown	1 (1.5)	1 (2.9)
Prior definitive radiation ± chemotherapy, n (%)		
Prior radiation treatment, n (%)	62 (93.9)	31 (91.2)
Prior platinum use, n (%)	50 (75.8)	24 (70.6)
Prior CPI use, n (%)	3 (4.5)	1 (2.9)

Safety and Tolerability

Eseba-vec in combination with pembrolizumab demonstrated a favorable safety profile with manageable toxicity. The majority of TRAEs were mild to moderate in severity, with only 7.6% serious events. Very few participants (4.5%) had TRAEs leading to discontinuation. One TRAE led to death in a participant who also received concomitant chemotherapy (carboplatin and 5-FU) in error in addition to eseba-vec and pembrolizumab (documented as critical protocol deviation). The most common TRAEs were grade 1-2 flu-like disease/symptoms, which were mostly short-lived, transient, and observed within a few days after the first administration.

Table: Safety summary

Table: Most common treatment-related adverse events (incidence ≥10%)

Clinical Activity

Among 55/66 participants with a minimum of 18 weeks of treatment from first dose until the data cutoff date, 27/55 had a PD-L1 CPS ≥20. 25/27 participants had at least one post-baseline tumor scan (evaluable) and were assessed for best overall response per RECIST v1.1. Two participants were excluded; 1 discontinued due to COVID-19-related death and 1 withdrew consent prior to the first efficacy scan.

The preliminary data showed a 52% confirmed objective response rate (“ORR”) and disease control rate (“DCR”) of 80% across 25 evaluable patients with PD-L1 CPS ≥20. Best overall response for the evaluable population included four patients with a confirmed complete response, eight patients with confirmed partial responses and one patient with an unconfirmed response. The preliminary data showed sustained disease control in the majority of patients with 66.7% of confirmed responses ongoing at data cutoff date of September 30, 2024. Preliminary progression-free survival (“PFS”) and overall survival (“OS”) are encouraging but the data are still maturing. As of the data cutoff date, the median PFS is 16.3 months (5.4 – NR). OS follow-up time is 11.1 months, with 7/27 deaths and a 12-month OS rate of 83%.

Figure: Best percent change in sum of target lesions from baseline and best overall response per RECIST v1.1 in evaluable participants with PD-L1 CPS ≥20 (N=25)

Figure: Progression-free survival in participants with PD-L1 CPS ≥20 (N=27)

Biomarker and Translational Results

Importantly, the data showed significant activation of antigen-specific CD8+ T cells, the body’s primary driver of tumor killing activity. Out of 18 patients with available peripheral blood mononuclear cells (“PMBC”) samples, all patients showed an increase of tumor antigen-specific circulating HPV16+ CD8+ T cells. HPV-16 E7E6 specific T cell responses were strongly elevated already two weeks after the first administration of the therapy (mean: 16 SFU/106 PBMCs prior to therapy versus 657 SFU/106 PBMCs two weeks after the first administration) and remained at high levels throughout the therapy. Mean HPV-16 E7E6 specific T cell response post vector administration varied between 657 and 4737 SFU/106 PBMCs (for timepoints with >1 patient analyzed).

Figure: Circulating HPV16-specific CD8+ T cell response in participants with PD-L1 CPS ≥20 (N=18). Line graph represents the mean SFU/106 PBMCs of E7E6-specific T cells over time. PBMCs were stimulated for 24 hours with overlapping HPV16 E7E6 peptides and analyzed by IFN-γ ELISpot assay.

Combining eseba-vec with pembrolizumab resulted in an approximately 2-fold increase in response rates over historical data reported for pembrolizumab monotherapy, and suggests a meaningful improvement in participants with 1L HPV16+ PD-L1 CPS ≥20 R/M HNSCC. Clinical activity is supported by a rapid, robust, and durable tumor antigen specific T-cell response. The rate, depth, and durability of responses were accompanied by encouraging preliminary PFS and OS, suggesting a meaningful contribution of eseba-vec to pembrolizumab in 1L treatment. The differentiated benefit observed is supported by biological plausibility: high PD-L1 expressing tumors are more permissive of infiltration by HPV-specific T cells. The combination showed a manageable safety profile and no significant toxicities beyond those observed with either eseba-vec or pembrolizumab alone. The Phase 3 eseba-vec dose in combination with pembrolizumab has been determined; however, we have paused further development of the eseba-vec program and the planned pivotal randomized Phase 2/3 trial was not started and did not enroll patients. We will continue to seek partnering opportunities for the eseba-vec program.

HB-300 Program for Prostate Cancer

Targeting Self Antigens

Our viral vectors may be appropriate for any antigen where a T cell response may be therapeutically meaningful. We have shown in multiple preclinical models that replicating product candidates are active in generating robust immune responses to tumor self antigens and that this response results in decreased tumor growth and an increase in survival rates.

Prostate cancer provides a unique treatment opportunity for immunotherapy because prostate cancer cells express a number of tumor specific antigens that serve as potential targets. HB-300 is an alternating, dual-vector replicating arenaviral immunotherapy which uses LCMV and PICV as arenaviral backbones, with each expressing two well-defined self antigens of prostate cancer, prostatic acid phosphatase (“PAP”) and prostate specific antigen (“PSA”), designated HB-301 and HB-302, respectively.

In February 2023, we opened a first-in-human Phase 1/2, multinational, multicenter, open-label study of HB-302/HB-301 alternating dual-vector therapy in participants with mCRPC (NCT05553639). Derived from clinical and translational data of the HB-200 program, HB-302/HB-301, the alternating dual-vector therapy was administered intravenously every three weeks (Q3W) for the first five doses and every 6 weeks (Q6W) from the fifth dose and onward. HB-302 was administered first, followed three or six weeks later by HB-301.

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

In March 2024, in line with our previously announced strategy to prioritize the development of eseba-vec, we terminated the Phase 1/2 study of HB-300 and utilized the associated capital and resources for the advancement of our eseba-vec program.

Infectious Disease Pipeline Highlights

Our platform is also uniquely positioned to provide value from the therapeutic use against infectious diseases. We plan to continue developing infectious disease therapies in partnership with other companies.

Our collaboration with Gilead to develop functional cures for chronic HBV and HIV infections has become our main driver of our infectious disease pipeline progress. We entered into our collaboration and licensing agreement (the “Gilead Collaboration Agreement”) with Gilead in June 2018. To date, we have received $51.2 million in upfront and milestone payments and $43.0 million of cost reimbursements from Gilead. Both programs have completed preclinical research and are currently in a Phase 1 clinical trial.

In July 2024, we announced the achievement of a $5.0 million milestone payment for the first person dosed in a Phase 1b clinical trial of HB-500, an investigational therapeutic vaccine for the treatment of HIV. The Phase 1b clinical trial will evaluate the safety and tolerability, reactogenicity, and immunogenicity to repeated doses of HB-500 in participants with HIV on suppressive antiretroviral treatment. The Phase 1b design comprises two dose escalation cohorts that will be randomized to receive HB-500 or placebo. The first participant was dosed on July 1, 2024, enrollment of 30 participants was completed in January 2025, and primary completion is expected in the second half of 2025. We are responsible for advancing the HIV program through the completion of a Phase 1b clinical trial. Gilead retains an exclusive right (the “Option”) to take back the rights for the HIV program, including further research, development and commercialization. If Gilead elects to exercise the Option, we will be entitled to a $10.0 million program completion fee.

In January 2023, we announced the achievement of a $5.0 million milestone payment for the completion and delivery of a regulatory support package for Gilead’s Phase 1 clinical trial of the HBV therapeutic vaccine developed under the Gilead Collaboration Agreement. The first participant in the Phase 1 clinical trial being conducted by Gilead was dosed in 2023, enrollment of 83 participants has been completed and primary completion of the trial is expected in the first half of 2025. The preclinical data on the HBV vaccine as a potential component for a curative regimen were presented at the American Association for the Study of Liver Diseases (“AASLD”) in November 2022 and was selected by AASLD as a “Best of the Liver Meeting” highlight. These data were published in The Journal of Infectious Disease in August of 2023. Gilead is solely responsible for further development and commercialization of the HBV product candidate.

In February 2022, we signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”) which revised the terms only for the HIV program, whereby we took on development responsibilities for the HIV program through a Phase 1b clinical trial and Gilead provides funding through a combination of an initiation payment of $15.0 million, a milestone payment of $5.0 million and equity contributions of up to $35.0 million. In November 2023, we announced FDA clearance of our IND application for the treatment of HIV. The first participant with HIV in a Phase 1b trial was dosed on July 1, 2024, enrollment has been completed, and primary completion is expected in the second half of 2025. Additionally, Nature Partner Journals published peer-reviewed preclinical data for the program. Data show that HB-500 was well tolerated and generated robust, high-quality and durable immune responses (antigen-specific T cells and antibodies) in non-human primates, and arenaviral therapeutic vaccination significantly reduced SIV viral load and clinical illness in those animals compared to placebo.

In December 2023, we received approximately $26.25 million from Gilead’s purchases of our common stock under the Stock Purchase Agreement with Gilead entered into in connection with the Restated Gilead Collaboration Agreement. We have the right, subject to certain terms and conditions, to sell an additional approximately $8.75 million of common stock to Gilead as pro-rata participation in potential future equity raises.

Infectious Disease: In Collaboration with Gilead

HB-400 for the Treatment of HBV

HB-400 Preclinical Data Package for Hepatitis B Virus Cure Program

In collaboration with Gilead Sciences, Inc. a HBV-specific immunotherapy consisting of 2 non-replicating arenavirus vectors derived from PICV (HB-402 or GS-2829) and 2 non-replicating arenavirus vectors derived from LCMV (HB-401 or GS-6779) was developed. The immunotherapy is intended to utilize the patient`s own immune system to induce a strong cellular and antibody response against HBV.

Arenavirus vectors were constructed to encode three different HBV antigens: HBV Core, Pol (an inactivated version of the HBV polymerase) and HBV surface antigen (“HBsAg”). Alternating immunizations with GS-2829 and GS-6779 induced high magnitude HBV T cell responses, with PICV vectors driving high anti-HBs antibody titers. Dose schedule optimization in macaques achieved strong polyfunctional CD8+ T cell responses with balanced specificity for core, HBsAg, and polymerase and high titer anti-HBs antibodies. In an HBV efficacy model (AAV-HBV mice), GS-2829 and GS-6779 were efficacious in animals with low pre-treatment serum HBsAg. Based on these results, GS-2829 and GS-6779 could become central components of cure regimens.

HB-400 Clinical Development

The results of the preclinical studies, and the association of strong CD8+ T cell responses and anti-HBsAg antibodies with immune clearance and long-term control of chronic hepatitis B virus (“CHBV”) (Boni 2012, Hoogeveen 2022, Yip 2018), provide a strong rationale for clinical development of HB-400.

A Phase 1a/1b study (GS-US-642-5670 / NCT05770895) was designed to evaluate the safety and immunogenicity of HB-402 and HB-401 healthy volunteers and participants with CHB. This study is led by Gilead, has completed enrollment with 83 participants and primary completion of the trial is expected in the first half of 2025.

HB-500 for the Treatment of HIV

HB-500 Preclinical Data Package for HIV Cure Program

In collaboration with Gilead a preclinical study in a NHP model of HIV infection was conducted. The model uses Simian immunodeficiency virus (“SIV”) as a surrogate virus for HIV. The study showed that immunization of naïve rhesus macaques with arenavirus-derived vaccine vectors encoding Simian immunodeficiency virus (SIVSME543 Gag, Env, and Pol) immunogens was safe, immunogenic, and efficacious. Immunization induced robust SIV-specific CD8+ and CD4+ T cell responses with expanded cellular breadth, polyfunctionality, and Env-binding antibodies with antibody-dependent cellular cytotoxicity. Vaccinated animals had significant reductions in median SIV viral load (1.45-log10 copies/mL) after SIVMAC251 challenge compared with placebo. Peak viral control correlated with the breadth of Gag-specific T cells and tier 1 neutralizing antibodies. These results support clinical investigation of arenavirus-based vectors as a central component of therapeutic vaccination for HIV cure.

HB-500 Clinical Development

In 2024 a Phase 1b clinical trial (NCT06430905) evaluating the safety and tolerability, reactogenicity, and immunogenicity to repeated doses of HB-500 in participants with HIV on suppressive antiretroviral treatment was started. The Phase 1b design comprises two dose escalation cohorts that will be randomized to receive HB-500 or placebo. The first participant was dosed on July 1, 2024, full enrollment of 30 participants was completed in January 2025 and primary completion of the trial is expected in the second half of 2025. Under the collaboration agreement with Gilead, we received a $5.0 million milestone payment associated with dosing of the first subject in this trial in July 2024.

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

As of January 13, 2025, we are the owner, co-owner or exclusive licensee to 13 issued U.S. patents and 12 pending U.S. patent applications, one pending international Patent Cooperation Treaty (“PCT”) application, two pending U.S. provisional patent applications, and approximately 210 issued foreign patents and approximately 90 foreign patent applications. These patents and patent applications are related to our technologies concerned with the arenavirus-based immunization systems, non-replicating and replicating, our product candidates and various development programs, which are directed to the use of these immunization systems for the treatment and/or prevention of various infectious diseases or cancer, and certain clinical uses of our current or future product candidates in oncology. The issued patents and pending patent applications contain claims directed to various aspects of our work, including compositions of matter, methods of treatment and prevention, methods of producing certain compositions, and use of our product candidates in combination with certain other therapeutics.

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

Replicating Technology Portfolio

We are the owner or exclusive licensee to proprietary patent positions related to our replicating technology. Our patent portfolio related to our replicating technology includes a patent family exclusively licensed from the University of Geneva. This patent family includes a patent granted in the United States and patents granted in Europe (validated in Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Norway, Poland,

Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), Australia, Canada, Hong Kong, India and Japan. The European patent in this family (European Patent No. 3218504) was opposed by a third party in April 2021. The opposition was dismissed, and the patent was maintained as granted by the European Patent Office (“EPO”) in an oral proceeding on May 9, 2023. This patent family also includes pending applications in the United States, Europe, Australia, Japan, China and Hong Kong. The granted United States patent from the first patent family related to our replicating technology is expected to expire in April 2037 due to patent term adjustment. The granted patents in Europe, Australia, Canada, Hong Kong, India and Japan, and the pending applications are expected to expire in 2035, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The second patent family in our replicating platform portfolio is jointly owned by us and the University of Basel. The rights of the University of Basel under this patent family are exclusively licensed to us. This second patent family includes patents granted in Australia, China, Hong Kong, Japan, Macao, Eurasia, India, Israel, Japan, Korea, Mexico, and Singapore. This patent family also includes pending applications in various countries, including in the United States, Europe, Eurasia, Hong Kong, Korea, China, Australia, New Zealand, Mexico, Japan, Brazil, Singapore, India, and Israel. The granted patents and the pending applications are expected to expire in 2037, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Our replicating technology is being employed or may be employed in one or more of the product candidates or programs described herein.

Oncology Technology Portfolio

For the application of our non-replicating and replicating technologies in oncology, we own three patent families relating to potential clinical uses of our product candidates, such as combination treatments. One of the patent families includes a patent granted in the United States and patents granted in Europe (validated in Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Macedonia, Malta, Monaco, Norway, Poland, Portugal, Romania, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), Hong Kong, Australia, China, Macao, India and Japan. This patent family also includes pending applications in the United States, Europe, Canada, India and Hong Kong. A second patent family includes a patent granted in China and pending applications in the United States, Europe, Australia, and Hong Kong. The third patent family includes pending applications in the United States and Europe. The granted patents and pending applications within the three patent families are expected to expire between 2036 and 2043, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Eseba-vec (HPV16+ Head and Neck Squamous Cell Carcinoma)

HB-201 and HB-202, the two components of our eseba-vec product candidate, rely on our replicating technology and, depending on their clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we own two patent families that relate more specifically to our HB-200 product candidate. The first patent family includes two patents granted in the United States and patents granted in Australia, China, Macao, India and Japan with claims directed to compositions of matter. This patent family also includes pending applications in the United States, Europe, Australia, Canada, China, India, Japan and Hong Kong. The second patent family includes pending applications in the United States, Europe, Eurasia, Australia, Brazil, Canada, China, Costa Rica, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Peru, Singapore, South Africa relating to HB-200 treatment regimens. Excluding the replicating and oncology patent portfolios, the granted patents and pending applications specifically related to our HB-200 product candidate are expected to expire in 2036 and 2041, respectively, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-700 (KRAS Mutated Tumors)

Our HB-700 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we currently own one patent family that more specifically relates to our HB-700 product candidate. This patent family includes pending applications in the United States, Europe, Australia, Canada, China, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore, Argentina, and Taiwan. The pending applications specifically related to our HB-700 product candidate are expected to expire in 2042, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-300 (Prostate Cancer)

Our HB-300 product candidate relies on our replicating technology and, depending on its clinical implementation, may relate to one or more applications in our oncology patent portfolio. In addition to the replicating and oncology patent portfolios, we currently own one patent family that more specifically relates to our HB-300 product candidate. This patent family includes pending applications in the United States, Europe, Hong Kong, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico, New Zealand, and Singapore. The pending applications specifically related to our HB-300 product candidate are expected to expire in 2042, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-400 (Hepatitis B Virus)

Our HB-400 product candidate, codeveloped with Gilead, is in Phase 1b clinical trial and is being built on our non-replicating technology. In addition to the non-replicating patent portfolio, we own one patent family that relates to the use of our platform technologies for prevention and treatment of HBV. This patent family includes patents granted in the United States, Europe (validated in Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Norway, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland/LI, The Netherlands, Turkey and the United Kingdom), Australia, China, Hong Kong, Macao, Mexico, Japan, India, Israel, and New Zealand. This patent family also includes pending applications in the United States, Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Hong Kong, Korea, Mexico, New Zealand and Singapore. Excluding the non-replicating patent portfolio, the granted patents and pending applications related to the HBV program are expected to expire in 2036, not giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

HB-500 (HIV)

Our HB-500 product candidate, codeveloped with Gilead, is in Phase 1b clinical development and is being built on our replicating technology. In February 2022, we signed an amended and restated collaboration agreement, wherein we assumed development responsibilities through the end of Phase 1b. In November 2023, our investigational new drug application was cleared by the FDA, and the Phase 1b trial was started in the second quarter of 2024. The first participant was dosed on July 1, 2024, and enrollment of 30 patients was completed in January 2025. We currently do not own any patents or patent applications that more specifically relate to an HIV program outside of the replicating patent portfolio.

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

Financial support from Gilead to us includes a $15.0 million non-refundable initiation fee and $35.0 million equity commitment pursuant to the Stock Purchase Agreement. In December 2023, the Stock Purchase Agreement was amended. As of December 31, 2024, we have received approximately $26.25 million from Gilead’s purchases of our common stock under the terms of this equity commitment. Under the amended terms we have the right to sell an additional $8.75 million of common stock to Gilead as pro-rata participation with an equity financing (either public or private) at the offer price of the financing. Our option to sell these shares to Gilead expires on December 20, 2025.

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

Financial Terms

Upon execution of the Gilead Collaboration Agreement, Gilead paid us a one-time upfront fee of $10.0 million, and through to December 31, 2024, we received $16.2 million in milestone payments for the achievement of pre-clinical research milestones, a $5.0 million milestone payment for the completion and delivery of a regulatory support package for HB-400, and a $5.0 million milestone payment for the first person dosed in a Phase 1b clinical trial of HB-500.

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

Stock Purchase Agreement

In connection with the Restated Gilead Collaboration Agreement, on February 15, 2022, the Effective Date, we entered into the Stock Purchase Agreement with Gilead. Pursuant to, and subject to the terms and conditions of, the Stock Purchase Agreement, Gilead will be required, at our option, to purchase up to $35,000,000 of our common stock, the proceeds of which we intend to use to fund additional research and development activities of our HIV program. On the Effective Date, Gilead purchased an initial amount of 166,666 unregistered shares of our common stock in exchange for approximately $5.0 million at a purchase price per share equal to $3.00. On December 20, 2023, the parties amended the terms of the Stock Purchase Agreement and Gilead purchased 1,500,000 shares of our common stock in exchange for approximately $21.25 million in cash at a purchase price per share equal to $14.167. Pursuant to the terms of the Stock Purchase Agreement, we may require Gilead to purchase the balance of the $8.75 million of common stock as participation in potential future equity raises. Our ability to sell shares of our common stock to Gilead are subject to specified limitations, including compliance with Nasdaq Rule 5635(d) and continued compliance with the Nasdaq listing rules. The Stock Purchase Agreement also prohibits Gilead from purchasing shares of our common stock if such purchase would result in Gilead being a beneficial owner of more than 19.9% of the total number of our then-issued and outstanding shares of common stock.

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

Roche Collaboration Agreement

On October 18, 2022, we entered into the Roche Collaboration Agreement, with Roche, to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an exclusive option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens (collectively UCAs or UCA Program). Pursuant to the Roche Collaboration Agreement, we received a non-refundable upfront payment of $25.0 million, we have received $10.0 million in milestone payments for the achievement of a GMP manufacturing milestone under the HB-700 program and we have received $10.0 million in milestone payments associated with an IND submission for the HB-700 program.

On January 25, 2024, Roche terminated the Collaboration Agreement without cause, effective as of April 25, 2024. We received a final milestone payment associated with an IND submission. to the FDA, which occurred in April 2024. Effective April 25, 2024, we regained full control of the associated intellectual property portfolio and have full collaboration and licensing rights for the HB-700 program.

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

University of Basel Split License Agreement

In October 2020, we entered into an Exclusive License Agreement with the University of Basel, hereinafter referred to as the Basel Split Agreement, pursuant to which the University of Basel granted us a worldwide, exclusive license to proprietary patent positions related to a novel molecular strategy to vectorize arenavirus genomes, hereinafter referred to as the Basel Licensed Split Patent Rights. Pursuant to the Basel Split Agreement, the University of Basel further granted us a worldwide, exclusive license under the University of Basel’s share in jointly owned patent applications related to certain improvements developed under the Basel Split Agreement, hereinafter referred to as the Improvement Patent Rights. Pursuant to the Basel Split Agreement, we were responsible for the prosecution and maintenance of the Basel Licensed Split Patent Rights and the Improvement Patent Rights, and all costs related thereto.

On June 27, 2024, we terminated the Basel Split Agreement, effective as of October 1, 2024. Effective as of October 1, 2024, the University of Basel took over the responsibility for the filing, prosecution and maintenance of the Basel Licensed Split Patent Rights as well as the Improvement Patent Rights. Each party under the terminated Basel Split Agreement is granted by the other party a non-exclusive, royalty-free, fully-paid up license to such other party’s share in the jointly owned Improvement Patent Rights, with the right to grant non-exclusive sublicenses to affiliates and third parties.

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

Competition

The biotechnology and pharmaceutical industries have made substantial investments in recent years into the rapid development of novel immunotherapies for the treatment of a range of pathologies, including infectious diseases and cancers.

Competition arises from multiple sources, including large and specialty pharmaceutical, biopharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. Our competitors compete with us on the level of the technologies employed to target various therapeutic areas, such as adoptive cell therapies and active immunization technologies, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of immunotherapy and, furthermore, within the treatment of infectious diseases and cancers.

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

Our competitors in the development of product candidates in our lead immunooncology indication of therapies for mutated KRAS and HPV+ cancers, include, among others, companies such as Elicio Therapeutics, BioNTech, PDS Biotech, TCR Cure, Transgene and Ultimovacs.

Companies developing technology that competes directly or indirectly with our technology include Abalos GmbH, which is developing mammarenavirus vectors for cancer, and companies developing oncolytic viruses, bispecific antibodies, engineered cell therapies, tumor specific antigens, and other active immunization technologies including, among others, Adaptimmune PLC, BioNTech, CureVac AG, Merck & Co., Moderna, Novartis, Replimune Group, Inc., Roche and Turnstone Biologics Inc.

Many of our competitors, either alone or in combination with their respective strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, the regulatory approval process, and marketing than we do. Mergers and acquisition activity in the pharmaceutical, biopharmaceutical and biotechnology sector is likely to result in greater resource concentration among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through sizeable collaborative arrangements with established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Manufacturing

We have been establishing robust manufacturing processes, reliable assays and strong supply agreements for all of the components used in our product candidates to support ongoing and planned clinical trials. These include the components for our non-replicating technology based and replicating technology based product candidates. For GMP production and testing we rely on qualified CMOs and CLOs to produce and test our clinical material. We require that our suppliers produce and test bulk drug substances and finished drug products in accordance with cGMP, and all other applicable laws and regulations. We continue to build and maintain agreements with manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. Currently we do not own or operate manufacturing facilities.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, post approval monitoring and reporting, marketing and export and import of biological products, such as those developed from our non-replicating and replicating technologies and any other product candidates we develop. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Biological Product Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations and biologics under the FDCA, the Public Health Service Act (“PHSA”) and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well conducted foreign clinical trial not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

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

Post approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA. Failure to exhibit due diligence with regard to conducting required Phase 4 clinical trials could result in withdrawal of approval for products.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union (EU) has similar, but not identical, requirements and benefits.

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

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well controlled post marketing clinical trials. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Post Marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off label use”) and limitations on industry sponsored scientific and educational activities. Although physicians may prescribe legally available products for off label uses, manufacturers may not market or promote such uses. Prescription drug and biologic promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

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

FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws, including applicable product tracking and tracing requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violations, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of post approval problems with a product may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall.

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

Healthcare providers, physicians and third party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Antikickback Statute and the federal False Claims Act (FCA) which may constrain the business or financial arrangements and relationships through which companies sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy regulations by federal and state governments and by governments in foreign jurisdictions can apply to the manufacturing, sales, promotion and other activities of pharmaceutical manufactures. These laws include:

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

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the EU General Data Protection Regulation (EU GDPR), also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

U.S. Healthcare Reform

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower cost biosimilars, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition to coverage under Medicare Part D for the manufacturer’s outpatient drugs.

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

The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost single source biologics that have been on the market for 11 years (the “Medicare Drug Price Negotiation Program); require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare Drug Price Negotiation Program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.. Further, on December 7, 2023 an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014 (CTR), which entered into application on January 31, 2022, repealing and replacing the Clinical Trials Directive 2001/20/EC (CTD). The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

The CTR aims to simplify and streamline the approval of clinical trials in the EU, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each Member State concerned. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State. However, overall related timelines are defined by the Regulation.

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

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralized Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.

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

Under the above-described procedures, before granting the MA, the European Commission or the competent authorities of the EU Member States make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Products made from substances of human origin must also comply with Regulation (EU) 2024/1938 on standards of quality and safety for substances of human origin intended for human application. This Regulation describes the conditions and quality requirements which must be applied when sourcing the substances of human origin intended for manufacturing of such medicinal products and removed divergences between EU Member States that were present under the (now repealed) Directive (EC) No. 2004/23.

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
●	Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. In addition, payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization as well as the regulatory authorities of the individual EU Member States. Outside the United States, interactions between pharmaceutical companies and health care professionals including the provision of benefits or advantages to physicians, are also governed by strict laws, such as national anti-bribery laws of European countries such as the Bribery Act 2010 in the UK, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. The United Kingdom is now a third country to the EU.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. The UK Government published its response to the consultation on March 21, 2023, confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the UK into closer alignment with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the United Kingdom are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU’s centralized procedure marketing authorization can no longer be established in the United Kingdom. As a result, since this date, companies established in the United Kingdom cannot use the EU’s centralized procedure. In order to obtain a United Kingdom MA to commercialize products in the United Kingdom, an applicant must be established in the United Kingdom and must follow one of the United Kingdom national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”), when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the United Kingdom.

Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

All existing marketing authorizations of the EU for centrally authorized products were automatically converted or grandfathered into the United Kingdom’s marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of authorizations of the EU in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in the United Kingdom, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the United Kingdom.

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

Coverage and Reimbursement

Sales of our products, when and if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug or biological products exists in the United States. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor by payor basis. As a result, coverage determination is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Factors payors consider in determining reimbursement are based on whether the product is:

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

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The HTA Regulation has applied from January 12, 2025 although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products (ATMPs), it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU and permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including, effective as of March 31, 2025, relaunching the Innovative Licensing and Access Pathway with more predicable timelines and closer involvement of the National Health Service.

There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Human Capital Resources

As of January 31, 2025, we had 82 full-time employees and 5 part-time employees which include employees affected by the Restructuring Plan that will continue to work throughout their termination period. Of our 87 full and part-time employees, 25, or 28.7%, have Ph.D. or M.D. degrees and 65, or 74.7%, are engaged in research and development activities. Pursuant to Austrian law, all of our Austrian employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are a clinical stage biopharmaceutical company with no approved products and a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred losses in each period since our inception in 2011. For the years ended December 31, 2023 and 2024, we reported a net loss of $81.6 million and $43.5 million, respectively. As of December 31, 2024, we had an accumulated deficit of $412.8 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

There is substantial doubt regarding our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional capital. As of December 31, 2024, we had cash, cash equivalents and restricted cash of approximately $39.9 million. In February 2025, we received a payment of $19.8 million related to receivables from Austrian research incentive program. Our management believes that such cash, cash equivalents and restricted cash will not be sufficient to fund our operating expenses and capital requirements for one year after the date that the financial statements are issued, whether or not we curtail efforts with respect to certain of our product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term.

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

As of December 31, 2024, we had $39.9 million in cash, cash equivalents and restricted cash. Our management believes that such cash, cash equivalents and restricted cash will not be sufficient to fund our operating expenses and capital requirements for one year after the date the financial statements are issued, whether or not we curtail efforts with respect to certain of our current and future product candidates. We will require significant additional funding to advance any of our product candidates beyond the short term and to sustain our operations. Our future capital requirements depend on many factors, including:

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

As of December 31, 2024, we have no outstanding loans related to these funding agreements. A final principal repayment of $1.1 million was made in the year ended December 31, 2024.

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

All of our product candidates are in early stages of development, including our lead product candidate, eseba-vec (formerly HB-200), and as such will require extensive preclinical and clinical testing. We cannot predict with any certainty if or when we might submit an IND, or BLA, or comparable foreign applications, for regulatory approval for any of our product candidates or whether any such IND or BLA, or comparable foreign applications, will be accepted for review by the FDA or comparable foreign regulatory authority, or subsequently whether any such IND will go into effect or BLA will be approved upon review, or whether comparable foreign applications will fulfill the related milestones.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, in 2024 we announced a strategic refocus to prioritize HB-700 and Gilead-partnered programs in infectious disease and to pause development activities related to HB-300 and most other preclinical research activities. In connection with this strategic refocus, we implemented an approximately 30%

reduction in our workforce and discontinued our GMP manufacturing facility project. In January 2024 Roche notified us of their decision to terminate the collaboration and licensing agreement for HB-700 in KRAS mutated cancers, despite acknowledging we had met all go-forward criteria under the agreement.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including eseba-vec, HB-400, HB-500, HB-700 and any other future product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

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

Our replicating technology is an attenuated viral vector technology. If our technology causes unexpected side effects that are not tolerable in the treatment of the relevant patient group, the further development of the product candidate and any other potential products based on the replicating technology may be significantly limited or become impossible. Although clinical trials of onco-viral therapies have supported their role as a potential treatment for cancer, there is the risk of uncontrolled replication in vivo and possible transmission to patients' contacts, such as other patients and health care workers. In recent years, clinical trials to address these concerns have been conducted. Any such transmission by our product candidates or a competitor would have an adverse impact on our future research and development efforts.

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

A trial design that is considered appropriate for regulatory approval includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. Future trials of eseba-vec or other product candidates may similarly enroll a small number of patients although some trials will require the enrollment of more patients. The preliminary results of trials with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, making the trial results less reliable than trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials, we may not achieve a statistically significant result or the same level of statistical significance, if any, that would have been possible to achieve in a larger trial.

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

Our eseba-vec program is being developed to be used in combination with or without an approved checkpoint inhibitor, a currently approved cancer therapy. In the future, we may develop other product candidates to be used with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially. In addition, if the results from our combination trials are not significantly better than results from the existing therapy that we are combining with, then regulatory authorities, clinical investigators, physicians and patients may perceive our product candidates negatively, which could adversely affect enrollment in our clinical trials, approval by regulatory authorities or commercial adoption of our product candidates, if approved.

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

The commercial success of product candidates based on our replicating technology will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in the eseba-vec program or our other product candidates based on our replicating technology or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any product candidates based on our replicating technology that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

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

In immuno-oncology for HPV16+ and mutated KRAS cancers, we face competition from companies such as BioNtech AG, Cue Biopharma, Inc., PDS Biotechnology Corporation and Elicio Therapeutics Inc. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. In addition, other immuno-oncology companies are developing the following technologies, including, but not limited to, neoantigens, bispecific antibodies, engineered cell therapies and tumor specific antigens in areas outside of HPV16+ cancers.

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

The FDA’s, the EMA’s and the European Commission and other comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. As of January 31, 2025, all ongoing trials are subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and into application on January 12, 2025. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. In addition, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Legislative and regulatory proposals may also impact our regulatory and commercial prospects, expand post-approval requirements, and restrict sales and promotional activities. We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments, whether regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be, particularly in light of the recent U.S. Presidential and Congressional elections. Such future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs generally could restrict the amount that we are able to charge for our future products, which would adversely affect our anticipated revenue and results of operations. See “Business – U.S. Healthcare Reform.”

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

We may seek Fast Track Designation for the product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, as we have for eseba-vec in combination with pembrolizumab, for the treatment of first-line advanced/metastatic HPV16+ HNSCC, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Although we do not currently have any products on the market, if we obtain FDA approval for our product candidates, and begin commercializing those products in the United States, our operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively “HIPAA”), and the Physician Payments Sunshine Act and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by comparable foreign regulatory authorities in jurisdictions in which we conduct our business that may affect our ability to operate. See “Business – Other U.S. Healthcare Laws.”

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

In addition, further to the UK’s exit from the EU on January 31, 2020, the EU GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in its Data (Use and Access) Bill. The potential misalignment between future UK laws and regulations and EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU/UK personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU.

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

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice (“DOJ”) and the Securities and Exchange Commission is involved with enforcement of the books and records provisions of the FCPA and may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Recently the SEC and DOJ have increased their

FCPA enforcement activities with respect to pharmaceutical companies. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA.

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

Our success depends in large part on our ability to obtain and maintain patent protection with respect to our non-replicating technology, our replicating technology, including our eseba-vec and HB-700 product candidates, the vaccine product candidates we are developing with Gilead for HBV (HB-400) and HIV (HB-500), and other proprietary product candidates. Although we own or license from others certain patents and patent applications that cover some of the foregoing technologies and product candidates, we do not currently own or license from others issued patents covering all of the foregoing technologies and product candidates. Our reliance on patent applications carries certain risks associated with pending patent applications prior to the issuance of patents, as described below. If we do not adequately obtain and protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our product candidates that are important to our business. The patent application and approval process is expensive and time-consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We cannot predict:

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and certain other development activities in the United States is not considered an act of infringement. If and when any of our product candidates are approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we are aware of certain third-party patents and applications that relate to similar subject matter as our technologies, we do not believe that any patent claims that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable. We may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware which cover materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, which may not be available on commercially reasonable terms, if at all, or until such patents expire or they are determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license, which may not be available on commercially reasonable terms, if at all, or until such patent expires or is determined to be invalid or unenforceable. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Presently we have rights to certain intellectual property, through licenses from third parties and under patents and/or patent applications that we own or will own, related to eseba-vec, HB-700, HB-400, HB-500 and certain other product candidates. Because additional product candidates may require the use of proprietary rights held by third parties, such as the rights to use certain antigens that are, specific to future disease targets, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, while we have patent rights directed to certain non-replicating and replicating technologies, we may not be able to obtain intellectual property to all uses of non-replicating and replicating technologies. Our product candidates may also require specific formulations to work effectively and efficiently and rights to such formulations may be held by others. Similarly, efficient production or delivery of our product candidates may also require specific compositions or methods, and the rights to these compositions or methods may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. Even if we are able to obtain a license to use such intellectual property, it may be non-exclusive, which would not restrict the licensor party from giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. Moreover, the specific antigens that will be used with our product candidates may be covered by the intellectual property rights of others.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of our patents and/or patent applications and any patent rights we may obtain in the future. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

For example, the Biden administration indicated its support for a proposal at the World Trade Organization to waive patent rights with respect to COVID-19 vaccines. Any waiver of our patent or other intellectual property protection by the U.S. and other foreign governments could have a material adverse effect on our competitive position, business, financial condition and results of operations. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have been issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but the complexity and uncertainty of European patent laws has also increased in recent years. For example, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

We have less robust intellectual property rights in certain foreign jurisdictions and may not be able to protect our intellectual property rights throughout the world.

Certain of our key patent families have been filed in the United States, as well as in numerous jurisdictions outside the United States. However, our intellectual property rights in certain jurisdictions outside the United States may be less robust. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. A portion of our patent portfolio is still at an early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Daniel Pinschewer, M.D., Founder and Chief Scientific Officer until March 2020, who served as our Scientific Advisor to the Chief Executive Officer until December 2024, provided research services to us pursuant to a consulting agreement. Dr. Pinschewer is also an employee of the University of Basel where he engages in, among other activities, academic research related to arenaviruses and our technology platform. Pursuant to a separate research service agreement with the University of Basel, the university provides us with on-going services with respect to our technologies, and employs the services of Dr. Pinschewer to perform some of these services. As an employee of the University of Basel, Dr. Pinschewer is subject to the university’s rules of conduct, such as confidentiality, academic objectivity and transparency of research with respect to his academic research. As a result of Dr. Pinschewer’s obligations to the University of Basel and his previous role as our Scientific Advisor to the Chief Executive Officer, circumstances may arise that could create or appear to create conflicts of interest when, we, the University of Basel or Dr. Pinschewer are faced with decisions that could have different implications for the University of Basel and our company. Additionally, we would not automatically obtain rights to inventions that are developed by Dr. Pinschewer unless the inventions were made in the course of his consulting services to us. Furthermore, other research being conducted by the University of Basel may receive higher priority than research and services related to our technology platform. Any potential disagreement or dispute that may arise with the University of Basel relating to the ownership of Dr. Pinschewer’s inventions, conflicts of interest or otherwise may result in a delay or termination of the research, development or commercialization of our product candidates or may have other negative consequences for our company.

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

Our strategic refocus and the associated workforce reduction announced in January 2024 and additional workforce reductions implemented in September 2024 and November 2024 may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In January 2024, we announced a reduction in workforce by approximately 30% in connection with the strategic refocus of our business to prioritize and focus on our lead assets. The reduction in force was a component of our broader efforts to prioritize the clinical development of our eseba-vec program for the treatment of HPV16+ head and neck cancers and our two Gilead-partnered infectious disease programs, and to pause development activities related to HB-300 and most of our preclinical research activities. In September 2024, in connection with this strategic refocus, we implemented an enterprise-wide initiative intended to improve our business through specialized organizational programs that include targeted cost-savings, including a further reduction in workforce by approximately 20%. Going forward, we may implement further cost-saving initiatives that could result in additional restructuring charges including severance and other employee charges. In November 2024, we approved a plan to continue to improve our cost structure and operating efficiency, including a further reduction in workforce by approximately 80% of our then-current employee base. In connection with the additional restructuring, in an effort to rebalance our cost structure in alignment with our strategic refocus and development of our oncology portfolio, we also announced that we would pause clinical development in our eseba-vec program for the treatment of HPV16+ head and neck cancers, including an early termination of our Phase 1/2 clinical trial for the treatment of HPV16+ cancers. While we will continue to seek partnering opportunities for the eseba-vec program, we will focus primarily on progressing the Phase 1-ready HB-700 program for the treatment of KRAS mutant cancers. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our results of operation and financial condition would be adversely affected. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, and clinical personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

Although we recently implemented a series of workforce reductions and discontinued our GMP manufacturing facility project as part of our recent strategic refocus, as our research, development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

As a public company, and particularly now that we are no longer an emerging growth company, as defined in the JOBS Act, we incur significant legal, accounting and other expenses that we did not incur as a private company. Our status as an “emerging growth company” ended on December 31, 2024. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will continue to need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are continuously evaluating these rules and regulations which are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act (SOX Section 404) we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K with the SEC and to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, we may, under certain conditions, still qualify as a “smaller reporting company” and benefit from similar exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. To achieve compliance with SOX Section 404 within the prescribed period, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. In addition, if we do not qualify as a “smaller reporting company” at the time we file an Annual Report on Form 10-K, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. For more information regarding risks associated with HIPAA, please refer to the section above that discusses risks associated with U.S. healthcare laws.

In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws may impact (possibly significantly) our business activities depending on how it is interpreted, should we become subject to the CCPA in the future. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some EU regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, whitepapers and other statements concerning data privacy and security, Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties with whom we work.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations

Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in adverse consequences that materially affect our business, including without limitation regulatory investigations or actions, a material disruption of the development programs of our product candidates, damage to our reputation and/or subject us to costs, loss of customers or sales, fines and penalties or lawsuits.

In the ordinary course of our business, we collect and store sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information. Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks or other services to us pose increasing risks. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to computer hacking, phishing attacks and social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, ransomware, dissemination of malware, computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, credential stuffing, credential harvesting, personnel misconduct or error as well as power outages, telecommunications failures, natural disasters (including extreme weather), terrorist attacks or other similar events. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Such events could have an adverse impact on us and our business, including loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. If such events were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, such as the loss of clinical trial data from completed or future clinical trials. Such loss could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyber-attack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We also take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past and we expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

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

Our cybersecurity function, led by our head of IT and supported by third-party service providers, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: maintaining manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of our threat environment, evaluating our and our industry’s cybersecurity risk profile, evaluating threats reported to us, completing internal and external cybersecurity audits, completing third-party cybersecurity threat assessments, conducting vulnerability assessments, leveraging external intelligence feeds, and tabletop incident response exercises.

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

Further, we use third-party service providers to perform a variety of functions throughout our business, such as software-as-a-service providers, data hosting companies, contract research organizations, and contract manufacturing organizations. We have certain vendor management processes designed to help manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management processes may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including, for example, security questionnaires and the imposition of contractual obligations related to cybersecurity on the provider.

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

Our cybersecurity function, led by our head of IT and supported by our third-party service providers, is responsible for our cybersecurity risk management and strategy processes. These functions have significant prior work experience in various roles involving managing information security, developing cybersecurity strategy and implementing effective information and cybersecurity programs.

Our cybersecurity incident response plan provides for escalation of certain cybersecurity incidents to members of management depending on the circumstances, including our CFO, CDO, and CEO. Management works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. Our incident response team also reports material cybersecurity incidents to the Chair of the Audit Committee.

Item 2.  Properties

Our principal executive offices are located in New York, New York, pursuant to a lease that expires in August 2026. Our European research and preclinical development operations are located in Vienna, Austria, where we lease and occupy approximately 30,681 square feet of office and laboratory space. Our first Austrian facility is leased pursuant to two operating leases, comprised of (i) a lease of unlimited duration for approximately 15,239 square feet of office and laboratory space which will be terminated effective March 31, 2025 and (ii) a lease initially set to expire in September 2028 and with no option to extend for approximately 2,367 square feet of storage space which will be terminated effective June 30, 2025. In 2019, we entered into a lease for a second facility located in Vienna, Austria that was initially set to expire in February 2029, where we occupy approximately 15,440 square feet of office and laboratory space, which will be terminated effective February 28, 2025. In May 2021 we purchased a parcel of land in the north of Vienna and have received building permission to build a GMP manufacturing plant of approximately 48,440 square feet.

In January 2024 our Board decided to implement a Restructuring Plan, which included the discontinuation of the GMP manufacturing project and the divestment of all associated assets, including the parcel of land. Strategic considerations preceding the adoption of the Restructuring Plan resulted in the impairment of the full carrying value of the GMP manufacturing facility project in the year ended December 31, 2023 and the land is currently held for sale. We are currently evaluating the required space needed to meet our future need following our strategic refocus. We believe if we require new or additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders of Our Common Stock

As of February 24, 2025, there was one holder of record of shares of our common stock, which does not include stockholders for whom shares are held in “nominee” or “street” name, and two holders of record of shares of our Class A common stock.

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

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our strategic priority in 2024 has been the development of our oncology portfolio, most importantly the advancement of our eseba-vec program, and the initiation of the AVALON-1 trial, a randomized Phase 2/3 trial of eseba-vec. Additionally, we are developing infectious disease therapies in partnership with other companies. Our Hepatitis B (“HBV”) program, HB-400, and our Human Immunodeficiency Virus (“HIV”) program, HB-500, are developed in a partnership with Gilead Sciences Inc. (“Gilead”).

In November 2024, in connection with our Restructuring Plan, in alignment with our strategic refocus and development of our oncology portfolio, we announced that we will pause clinical development in our eseba-vec program for the treatment of HPV16+ head and neck cancers, including an early termination of our ongoing Phase 1/2 clinical trial for the treatment of HPV16+ cancers. The early termination of our ongoing Phase 1/2 clinical trial for the treatment of HPV16+ is not due to lack of efficacy or adverse safety profiles. While we will continue to seek partnering opportunities for the eseba-vec program, we expect to focus primarily on progressing the phase 1-ready HB-700 program for the treatment of KRAS mutant cancers.

Eseba-vec, our first program in oncology, was evaluated in a early terminated Phase 1/2 clinical trial for the treatment of HPV16+ cancers. This trial has completed enrollment in Phase 2 and was evaluating eseba-vec therapy in combination with pembrolizumab in the first line setting of HPV16+ PD-L1+ oropharynx cancer.

HB-700 was designed for treatment of cancers encoding mutated KRAS, especially KRAS-mutated pancreatic, colorectal, and lung cancers. By simultaneously targeting the five most common mutations, we believe HB-700 has the potential to benefit more patients than single mutation inhibitors.

In October 2022, we entered into a Research Collaboration and License Agreement (the “Roche Collaboration Agreement”), with Roche to (i) grant Roche an exclusive license to research, develop, manufacture and commercialize our pre-clinical HB-700 cancer program, an arenaviral immunotherapeutic for KRAS-mutated cancers, and (ii) grant Roche an option right to exclusively license for research, development manufacturing and commercialization, a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. We announced in January 2024 that we received notification from Roche of their decision to terminate the collaboration and licensing agreement for our HB-700 program in KRAS mutated cancers. Effective April 25, 2024, we regained full control of the associated intellectual property portfolio and have full collaboration and licensing rights for this program. Pursuant to the Roche Collaboration Agreement, we previously received a non-refundable upfront payment of $25.0 million, a milestone payment of $10.0 million and in 2024 we received a $10.0 million milestone payment associated with the submission of the IND to the FDA.

Nonclinical development and clinical trial material manufacturing for HB-700 has been completed. In April 2024, we received FDA clearance of our IND application for HB-700. HB-700 is derisked by clinical proof of concept with platform asset eseba-vec (HB-200), and we are planning a Phase 1/2 in mutated KRAS metastatic NSCLC with the first person to be dosed in the Phase 1 part mid-2025.

We are collaborating with Gilead to research arenavirus functional cures for chronic Hepatitis B and HIV infections under a Collaboration and License Agreement signed in 2018 (the “Gilead Collaboration Agreement”). Both programs have completed preclinical research, and in April 2023 the first participant in a Phase 1 clinical trial of the Hepatitis B product candidate being conducted by Gilead was dosed. Gilead is solely responsible for further development and commercialization of the Hepatitis B product candidate and we are eligible for up to a further $185.0 million in development and commercialization milestone payments, plus tiered royalties. According to the amendment to the Gilead Collaboration Agreement, signed in February 2022, we have taken on development responsibilities for the HIV program candidate through a Phase 1b clinical trial and Gilead will provide funding through a combination of an initiation payment of $15.0 million, a milestone payment of $5.0 million and equity contributions of up to $35.0 million. In November 2023, we received FDA clearance of our IND application for HB-500 and started the Phase 1b trial in the second quarter of 2024. The first person was dosed on July 1, 2024, resulting in the achievement of a $5.0 million milestone payment. Gilead retains the exclusive option, to further develop and commercialize the HIV program, in which case we are eligible for up to a further $227.5 million in developmental and commercialization milestone payments, inclusive of a $10.0 million option exercise payment, plus tiered royalties.

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

On November 18, 2024 our Board of Directors approved a plan to continue to improve our cost structure and operating efficiency, which includes a reduction in our workforce by approximately 80% of the then-current employee base and the closing and consolidation of offices and laboratories in Vienna, Austria. We began the implementation of this restructuring plan in the fourth quarter of 2024 and expect these continued restructuring actions to be substantially completed by the end of the first half of 2025. In connection with the continued restructuring plan, in an effort to rebalance our cost structure in alignment with our strategic refocus and development of our oncology portfolio, we also announced that we will pause clinical development in our eseba-vec program, including an early termination of our ongoing Phase 1/2 clinical trial for the treatment of HPV16+ cancers. Going forward, we may implement further cost-saving initiatives that could result in additional restructuring charges including severance and other employee charges.

We have funded our operations to date primarily from public offerings of common stock and convertible preferred stock, including our initial public offering, as well as private placements of our redeemable convertible preferred stock, grant funding and loans from an Austrian government agency, and upfront, milestone and initiation payments from Gilead and Roche in connection with our respective collaboration and license agreements. As of December 31, 2024 we had cash, cash equivalents and restricted cash of $39.9 million.

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

All of our product candidates will require substantial additional development time and resources before we would be able to apply for and receive regulatory approvals and begin generating revenue from product sales. We currently have no marketing and sales organization and have no experience in marketing products; accordingly, we will incur significant expenses to develop a marketing organization and sales force in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. In addition, we expect to continue to incur legal, accounting and other expenses in operating our business, including the costs associated with operating as a public company.

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

We have incurred recurring losses, including net losses of $43.5 million for the year ended December 31, 2024 and $81.6 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $412.8 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest to establish further commercial manufacturing capacity.

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

Under the Gilead Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV and HBV. We received a non-refundable $10.0 million upfront payment upon entering the Gilead Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”) which revised the terms only for the HIV program, whereby we took on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Gilead Collaboration Agreement, Gilead retains an exclusive right (the “Option”) to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Gilead Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Gilead Collaboration Agreement with respect to the HBV program, and if the Option is exercised, any manufacturing costs related to the HIV program. Through December 31, 2024, we have received a non-refundable upfront payment of $10.0 million, a program initiation fee of $15.0 million, a $5.0 million milestone payment for the completion and delivery of a regulatory support package for HB-400, a $5.0 million milestone payment for the first person dosed in a Phase 1b clinical trial of HB-500 and $16.2 million in milestone payments for the achievement of pre-clinical research milestones from Gilead. In addition, we have recognized $43.0 million of cost reimbursements for research and development services performed under the Restated Gilead Collaboration Agreement.

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

Under the terms of the terminated Roche Collaboration Agreement, we granted Roche an exclusive, royalty-bearing license to our technology platforms for KRAS-mutated cancers, and an option right to exclusively license a second, novel arenaviral immunotherapeutic program targeting undisclosed cancer antigens. Pursuant to the terms of the Roche Collaboration Agreement, following the termination notice, the Roche Collaboration Agreement was terminated on April 25, 2024. Effective April 25, 2024, we regained full control of the associated intellectual property portfolio and will have full collaboration and licensing rights for the KRAS program.

Through December 31, 2024, we received from Roche the non-refundable upfront payment of $25.0 million, $10.0 million in milestone payments for the achievement of a GMP manufacturing milestone under the HB-700 program and $10.0 million in milestone payments associated with an IND submission for the HB-700 program. In addition, we have recognized $0.6 million of cost reimbursements for research and development activities related to a first in human trial.

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

Operating Expenses

Our operating expenses since inception have only consisted of research and development costs, general and administrative costs, impairment and restructuring expenses.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing our arenavirus platform, conducting preclinical studies, developing a manufacturing process, conducting Phase 1 and Phase 2 clinical trials, including the paused eseba-vec (formerly HB-200) clinical trials, and progressing IND applications, including for HB-700. Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Year ended December 31,
	2024	2023
Eseba-vec (formerly HB-200) program	$51,318	$41,301
HB-300 program	3,221	11,654
Gilead partnered programs	6,730	13,020
HB-700 & UCA programs (formerly Roche partnered programs)	5,942	14,187
Other and earlier-stage programs	566	4,946
Other unallocated research and development expenses	730	1,316
Total research and development expenses	$68,507	$86,424

Other unallocated research and development expenses include stock-based compensation expense, certain lease expenses and other operating expenses that we do not track on a program-by-program basis, since our research and development employees and infrastructure resources are utilized across our programs.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance and investor relations, business development and administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, transaction costs related to a potential merger or acquisition, lease expenses related to our offices, premiums for directors and officers liability insurance, intellectual property costs incurred in connection with filing and prosecuting patent applications, depreciation and other costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our current and future product candidates, increase our headcount and investor relations activities and maintain compliance with requirements of the Nasdaq Capital Market and the Securities and Exchange Commission.

Impairment Expenses

Impairment expenses consist of non-cash impairment charges relating to long-lived assets. Impairments are determined using management’s judgment about the anticipated performance of our business in relation to expectations, significant negative technological, scientific or economic trends and significant changes or planned changes in the use of the assets and their effects based on information available as of the date of these consolidated financial statements appearing elsewhere in this Annual Report. Management makes decisions to dispose of fixed assets during the regular course of business due to damage, obsolescence, strategic shifts, and loss.

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

Impairment expenses also include write-downs of the carrying values of assets reclassified to assets held for sale.

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

We also participate in the New York City biotechnology tax credit program, according to which certain expenses for business in the biotechnology field in New York City limited to $0.25 million per year for three consecutive years from January 1, 2023 to December 31, 2025 are incentivized. Submission for reimbursement under the program for the year 2024 was submitted in January of 2025. We account for the grants received as other income.

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

Income Tax Benefit (Expense)

Income tax benefit (expense) results from U.S. federal and state income tax as well as foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. As of December 31, 2024, we had a deferred tax asset of $97.9 million primarily resulting from foreign net operating loss carryforwards of $400.9 million with no expiry date. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of December 31, 2024.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands). Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 22, 2024.

	Year ended December 31,
	2024	2023	Change
Revenue from collaboration and licensing	$43,946	$20,129	$23,817
Operating expenses:
Research and development	(68,507)	(86,424)	17,917
General and administrative	(20,226)	(18,633)	(1,593)
Restructuring	(2,664)	—	(2,664)
Impairment	(4,004)	(12,766)	8,762
Total operating expenses	(95,401)	(117,823)	22,422
Loss from operations	(51,455)	(97,694)	46,239
Other income (expense):
Grant income	7,396	11,193	(3,797)
Interest income	3,701	5,293	(1,592)
Interest expense	(2)	(317)	315
Other (expense) income, net	(3,249)	313	(3,562)
Total other income, net	7,846	16,482	(8,636)
Net loss before tax	(43,609)	(81,212)	37,603
Income tax benefit (expense)	106	(368)	474
Net loss	$(43,503)	$(81,580)	$38,077

Revenue from Collaboration and Licensing

Revenue was $43.9 million for the year ended December 31, 2024, compared to $20.1 million for the year ended December 31, 2023.

The increase of $23.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to higher partial recognition of the upfront and milestone payments under the Roche Collaboration as a result of the termination of the Roche Collaboration Agreement leading to accelerated recognition of the upfront and milestone payments that were initially recorded as deferred revenue, including the partial recognition of revenue from a $10.0 million milestone achieved in March 2024 and revenue recognized for a $5.0 million milestone payment for the first person dosed in a Phase 1b clinical trial of HB-500 received in July 2024 under the Restated Gilead Collaboration Agreement.

For the years ended December 31, 2024 and 2023, revenue included $0.9 million and $1.9 million, respectively, from reimbursement of research and development expenses, and $43.0 million and $18.2 million, respectively, from partial recognition of upfront, milestone and initiation payments that were initially recorded as deferred revenue.

For the year ended December 31, 2024, revenue included $7.5 million related to the Restated Gilead Collaboration Agreement, of which $0.8 million resulted from reimbursement of research and development expenses, and $6.7 million from partial recognition of upfront, milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $36.4 million related to the terminated Roche Collaboration Agreement, of which $0.1 million resulted from reimbursement of expenses and $36.3 million resulted from revenue recognized. Revenue recognized includes $26.3 million of the upfront and milestone payments that were originally recorded as deferred revenue and $10.0 million related to a milestone payment achieved in March 2024 and received in April 2024 associated with an IND submission for the HB-700 program.

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

Research and Development Expenses

For the year ended December 31, 2024, our research and development expenses were $68.5 million, compared to $86.4 million, for the year ended December 31, 2023.

The decrease of $17.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was affected by the implementation of the Restructuring Plan, including the pause of eseba-vec and HB-300, and was attributable to a decrease in direct research and development expenses of $8.5 million, and a decrease in indirect research and development expenses of $9.4 million. Indirect research and development expenses decreased mainly because of lower personnel-related expenses including stock-based compensation of $5.1 million, lower expenses for laboratory consumables of $1.4 million and lower expenses for travel, training and recruitment of $1.1 million. The decrease in personnel-related expenses including stock-based compensation mainly resulted from the effects of our workforce reduction, including the effects of stock option forfeitures. The decrease in direct research and development expenses was primarily driven by lower manufacturing expenses of $13.4 million, lower expenses for research and development services of $3.9 million, primarily for our eseba-vec program and Gilead partnered programs, and decreased spending for our other programs, partially offset by higher clinical study expenses of $6.8 million, primarily for our since paused eseba-vec program, as well as amortization expenses related to capitalized sublicense payments following the termination of the Roche Collaboration of $2.0 million.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 were $20.2 million, compared to $18.6 million for the year ended December 31, 2023.

The increase of $1.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to an increase in professional and consulting fees of $1.9 million and an increase in personnel-related expenses including stock-based compensation of $0.3 million, partially offset by a decrease in other expenses of $0.3 million and lower expenses for travel, training and recruitment of $0.3 million. The increase in professional and consulting fees was primarily attributable to specialized organizational programs including related legal fees. Professional and consulting fees for the year ended December 31, 2024 include $1.3 million for services related to a potential merger or acquisition. The increase in personnel-related expenses resulted primarily from severance arrangements not related to the restructuring programs.

Restructuring Expenses

Restructuring expenses for the year ended December 31, 2024 were $2.7 million.

Restructuring expenses for the year ended December 31, 2024 resulted from the cost-savings and restructuring actions from the adoption of the Restructuring Plan announced in January, September and November 2024, and consisted of $2.1 million of severance and other personnel costs and $0.6 million of disposal costs, professional fees and consulting costs associated with exit and disposal activities. Severance and other personnel costs are primarily related to the restructuring actions announced in January and September which included a social plan and severance payments. There were no restructuring expenses for the year ended December 31, 2023.

Impairment Expenses

Impairment expenses for the year ended December 31, 2024 were $4.0 million, compared to $12.8 million for the year ended December 31, 2023.

Impairment expenses for the year ended December 31, 2024 resulted from the cost-savings and restructuring actions from the adoption of the Restructuring Plan, which included the termination of a part of our rented office and laboratory space in Vienna, Austria. We assessed the recoverability of the long-lived assets relating to the leasehold improvements, laboratory equipment, furniture and fixtures, and computer equipment and software at December 31, 2024, and the carrying values of the assets were written down to their estimated fair value. Impairment expenses for the year ended December 31, 2024 also include write-downs of the carrying values of laboratory equipment reclassified to assets held for sale. Impairment expenses for the year ended December 31, 2023 was comprised of $12.8 million of asset write-downs related to our GMP manufacturing facility project. As a result of the strategic considerations preceding the decision to implement a Restructuring Plan, we assessed the recoverability of the long-lived assets related to the GMP manufacturing project at December 31, 2023, and concluded it was more likely than not, that the GMP manufacturing facility project will be discontinued leading to a trigger for the impairment test that ultimately resulted in the write-offs.

Grant Income

In the year ended December 31, 2024 we recorded grant income of $7.4 million, compared to $11.2 million in the year ended December 31, 2023 from grants, research incentives and imputed benefits from below market interest rates on loans from governmental agencies. The decrease of $3.8 million was primarily due to the lower income of $2.0 million from Austrian research and development incentives as a result of lower eligible research and development expenses, the $1.4 million related to the New York State life sciences research and development program for the years 2019 to 2021 which was recognized in the year ended December 31, 2023, lower imputed benefits from below market interest rates on loans from governmental agencies of $0.3 million, as well as $0.1 million related to the New York City biotechnology tax credit program which was recognized in the year ended December 31, 2023.

Interest Income and Expense

Interest income was $3.7 million for the year ended December 31, 2024, compared to $5.3 million for the year ended December 31, 2023. The decrease in interest income for the year ended December 31, 2024 was a result of a lower cash position and by decreasing U.S. dollar and euro interest rates. Interest income represents interest from cash and cash equivalents held in U.S. dollars and euros resulting from the proceeds from the issuance of common stock and convertible preferred stock as well as payments received under our Gilead and Roche collaborations. During the year ended December 31, 2024 our cash, cash equivalents and restricted cash were mainly held in dollars at U.S. investment grade financial institutions or in money market funds. In addition, smaller amounts were held in euros and dollars at our Austrian subsidiary.

Interest expenses for loans from government agencies were less than $0.1 million for the year ended December 31, 2024, compared to $0.3 million for the year ended December 31, 2023. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest rate. The decrease of interest expenses was primarily due to the final principal repayment related to the FFG Loans in the second quarter of 2024.

Other Income and Expenses

Other expenses were $3.2 million for the year ended December 31, 2024, compared to other income of $0.3 million for the year ended December 31, 2023. The change in the year ended December 31, 2024 resulted primarily from exchange rate differences and foreign currency remeasurements.

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

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 600,000 (6,000,000 before the Reverse Stock Split) shares of our common stock, at $140.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. In December 2020, we completed a follow-on public offering in which we issued 391,000 (3,910,000 before the Reverse Stock Split) shares of our common stock, at $117.50 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In March 2022, we completed a follow-on public offering in which we issued 2,170,000 (21,700,000 before the Reverse Stock Split) shares of our common stock, at $20.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. In June 2023, we completed a follow-on public offering in which we issued 2,290,077 (22,900,768 before the Reverse Stock Split) shares of our common stock, at $13.10 per share, and 15,268 shares of our Series A-2 convertible preferred stock, at $1,310.00 per share, for net proceeds of $46.2 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 166,666 (1,666,666 before the Reverse Stock Split) shares of our common stock for $5.0 million, at a purchase price of $30.00 per share, and in December 2023, Gilead purchased 1,500,000 (15,000,000 before the Reverse Stock Split) shares of our common stock, at $14.167 per share, for net proceeds of approximately $21.1 million after deducting offering expenses. Pursuant to the terms of the Amended Stock Purchase Agreement, we may require Gilead to purchase the balance of $8.75 million of common stock as participation in potential future equity raises (see “Note 12. Common stock, Class A common stock and convertible preferred stock” to our consolidated financial statements appearing elsewhere in this Annual Report). We also received $51.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Gilead Collaboration Agreement and $45.0 million from non-refundable upfront and milestone payments related to the Roche Collaboration Agreement. As of December 31, 2024, we had cash, cash equivalents and restricted cash of $39.9 million.

On July 12, 2022, we filed a registration statement on Form S-3 (the “Registration Statement”) with the SEC, which was declared effective on July 21, 2022. The Registration Statement registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with Leerink Partners LLC (“Leerink”), as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (“Leerink ATM Program”). As of June 30, 2024, no sales had been made pursuant to the Leerink ATM Program. On August 5, 2024, we delivered a termination notice to Leerink to terminate the Sales Agreement, effective as of August 8, 2024. At the time of termination, $50.0 million remained available for issuance pursuant to the Sales Agreement. On August 8, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement or the ATM Program. As of December 31, 2024, no sales had been made pursuant to the Jefferies ATM Program.

We entered into various funding agreements with the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or “FFG”). The loans by FFG (the “FFG Loans”) were made on a project-by-project basis and bear interest at a rate of 0.75% per annum. In the event that the underlying program research results in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG and converted to non-repayable grant funding on a project-by-project basis. The FFG Loans contained no financial covenants and were not secured by any of our assets. As of December 31, 2024 there is no remaining debt obligation under the FFG loans following the final principal repayment in April 2024.

Because the FFG Loans bear interest at below market rates we account for the imputed benefit arising from the difference between an estimated market rate of interest and the contractual interest rate as grant funding from FFG, which is included in grant income. On the date that FFG Loan proceeds are received, we recognize the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income. As of December 31, 2024, the unamortized debt discount related to FFG Loans was zero due to the final maturity on March 31, 2024 and the final repayment on April 2, 2024.

We have entered into arrangements with contract manufacturing organizations. As of December 31, 2024, we had total non-cancellable obligations under such contracts of $4.7 million.

We do not expect positive cash flows from operations in the foreseeable future, if at all. Historically, we have incurred operating losses as a result of ongoing efforts to develop our arenavirus technology platform and our product candidates, including conducting ongoing research and development, preclinical studies, clinical trials, providing general and administrative support for these operations and developing our intellectual property portfolio. We expect to continue to incur net operating losses for at least the next several years as we progress clinical development, seek regulatory approval, prepare for commercialization, and continue our research and development efforts relating to our other and future product candidates.

Going Concern

We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, the potential milestones from the Gilead Collaboration Agreement and potential reductions in force cannot be considered probable at this time because these plans are not entirely within our control and/or have not been approved by the Board of Directors as of the date of the accompanying consolidated financial statements.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending and the pursuit of additional capital. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the accompanying consolidated financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Reverse Stock Split

On July 9, 2024, we effected a reverse stock split of the outstanding shares of our common stock on a one-for-ten (1:10) basis (the “Reverse Stock Split”). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on July 9, 2024 (the “Effective Time”) via a certificate of amendment to our Certificate of Incorporation filed with the Secretary of State of the State of Delaware. At the Effective Time of the Reverse Stock Split, every 10 issued and outstanding shares of our common stock were automatically combined into one issued and outstanding share of common stock. The par value per share of the common stock remained unchanged at $0.0001. Fractional shares were not issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share received a proportional cash payment. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s relative interest in our equity securities, except for any adjustments for fractional shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the conversion ratio for our Class A Common Stock and the conversion prices of our Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock. All share, per share and option numbers and exercise prices appearing elsewhere in this Annual Report on Form 10-K and the accompanying financial statements have been adjusted to give effect to the Reverse Stock Split for all prior periods presented. However, our annual, other periodic, and current reports, and all other information and documents incorporated by reference into this Annual Report on Form 10-K that were filed prior to July 9, 2024, do not give effect to the Reverse Stock Split.

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, and undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011, except for the first quarter of 2024. As of December 31, 2024, we had an accumulated deficit of $412.8 million. We expect to continue to incur significant losses for the foreseeable future. Based on our cash and cash equivalents as of December 31, 2024 and our planned operating expenses and capital expenditure requirements, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the issuance date of the consolidated financial statements accompanying this Annual Report on Form 10-K. We anticipate that we will require additional funding to:

●	pursue the clinical and preclinical development of our current and future product candidates;
●	leverage our technologies to advance product candidates into preclinical and clinical development;
●	seek regulatory approvals for product candidates that successfully complete clinical trials, if any;
●	attract, hire and retain additional clinical, quality control and scientific personnel;
●	establish our manufacturing capabilities through third parties or by ourselves and scale-up manufacturing to provide adequate supply for clinical trials and commercialization;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	expand and protect our intellectual property portfolio;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly;
●	acquire or in-license other product candidates and technologies;

●	consider a merger with another company or the acquisition of another company including an integration of such a company; and
●	incur additional legal, accounting and other expenses in operating our business, including ongoing costs associated with operating as a public company.

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

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements as well as grant funding. Based on our research and development plans, we have concluded that substantial doubt exists that our cash and cash equivalents, including the funds received under the Restated Gilead Collaboration Agreement, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements appearing elsewhere in this Annual Report. These estimates are based on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(76,978)	$(57,524)
Net cash used in investing activities	(194)	(4,159)
Net cash (used in) provided by financing activities	(1,276)	65,670
Net (decrease) increase in cash and cash equivalents	(78,448)	3,987

Cash Used in Operating Activities

During the year ended December 31, 2024, cash used in operating activities was $77.0 million, which consisted of a net loss of $43.5 million, adjusted by non-cash charges of $8.8 million and cash used due to changes in our operating assets and liabilities of $42.2 million. The non-cash charges consisted primarily of impairment expenses of $4.0 million, resulting from write-offs of leasehold improvements, laboratory equipment, furniture and fixtures, and computer equipment and software, depreciation and amortization expense of $2.8 million, stock-based compensation of $2.0 million and other non-cash items of less than $0.1 million. The change in our operating assets and liabilities was primarily due to a decrease in deferred revenues of $27.5 million, primarily resulting from the early-recognition of deferred revenues related to the terminated Roche Collaboration Agreement, partially offset by a $5.0 million milestone payment received under the Gilead Collaboration Agreement, an increase in receivable research incentives of

$6.0 million, primarily resulting from eligible research and development expenses related to the Austrian research and development incentives, an increase in prepaid expenses and other current assets of $3.8 million, primarily related to prepayments for clinical trial agreements and transaction-related services, a decrease in operating lease liabilities of $1.6 million, a decrease in accounts payable of $1.6 million, an increase in prepaid expenses and other non-current assets of $1.4 million, and a decrease in accrued expenses and other current liabilities of $0.8 million, partially offset by a decrease in accounts receivable of $0.5 million.

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

Cash Used in Investing Activities

During the years ended December 31, 2024 and 2023, cash used in investing activities was $0.2 million and $4.2 million, respectively. The decrease of $4.0 million compared to the year ended December 31, 2023 resulted from decreased capital expenditures in connection with our GMP manufacturing facility project and lower expenditures for purchase of equipment. Cash used in investing activities in the year ended December 31, 2024 resulted from capital expenditures for purchase of property and equipment.

During the year ended December 31, 2023, cash used in investing activities resulted from capital expenditures in connection with our GMP manufacturing facility project and for purchase of property and equipment.

Cash (Used in) Provided by Financing Activities

During the year ended December 31, 2024, cash used in financing activities was $1.3 million and consisted mainly of a principal repayment of FFG loans of $1.1 million and costs related to Gilead’s purchase of common stock in December 2023.

During the year ended December 31, 2023, cash provided by financing activities was $65.7 million, which consisted mainly of net proceeds of $46.3 million from our follow-on public offering in June 2023 and of net proceeds of $21.2 million from Gilead’s purchase of 1,500,000 shares of our common stock in December 2023, partially offset by principal repayments of FFG loans of $1.8 million.

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

In October 2020, we entered into a license agreement with the University of Basel for an exclusive, worldwide, royalty-bearing license for a tri-segmented arenavirus Split vector technology. We terminated the respective license agreement, effective as of October 1, 2024.

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

In the year ended December 31, 2024, we recorded $3.6 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2024, no payable from sublicensing fees was included in accrued expenses and other current liabilities. In the year ended December 31, 2023, we recorded $1.6 million in licensing fees from intellectual property licenses as research and development expenses. At December 31, 2023, no payable from sublicensing fees was included in accrued expenses and other current liabilities.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 22, 2024.

Recognition of revenue from contracts with customers

We have entered into the Restated Gilead Collaboration Agreement for the development and commercialization of certain of our product candidates. Our performance obligations under the terms of this agreement include one combined performance obligation for each research program comprised of the transfer of intellectual property rights (licenses) and providing research and development services. Payments by Gilead to us under this agreement included a non-refundable up-front payment, payments for research and development activities, and may include payments based upon the achievement of defined clinical development and commercial milestones and royalties on product sales if certain future conditions are met.

We have entered into the Roche Collaboration Agreement for the development and commercialization of certain of our product candidates. Our performance obligations under the terms of this agreement included one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation to perform research and development services and to deliver a specified package of preclinical data and results with respect to targeting undisclosed cancer antigens (“UCA program”). Payments by Roche under the Roche Collaboration Agreement included a non-refundable up-front payment, payments based upon the achievement of defined milestones, an additional payment if the option for the UCA program was exercised and royalties on product sales. In January 2024, Roche provided us with written notice of the termination of the Roche Collaboration Agreement resulting in early recognition of revenue previously recorded as deferred revenue. The termination was made according to Roche’s right to terminate without cause, acknowledging that we had met all go-forward criteria under the agreement. Upon the Roche Collaboration Agreement termination effective date of April 25, 2024, we regained full control of the associated intellectual property portfolio and have full collaboration and licensing rights for the HB-700 program.

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

Amounts received by us as non-refundable upfront payment under the Restated Gilead Collaboration Agreement and the terminated Roche Collaboration Agreement as well as success-based milestone payments under the terminated Roche Collaboration Agreement prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. Contingent milestone payments related to specified preclinical and clinical development milestones are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606. Such amounts are recognized as revenue over the performance period of the respective services on a percent of completion basis for each of the obligations. We measure the progress toward complete satisfaction of the performance obligations based on the total cost of each collaboration program. This method of measuring progress results in recognizing revenue in proportion to the cost incurred during the quarter in relation to total expected cost for the respective program, according to the respective collaboration budget. Reimbursement of costs for our services under the Restated Gilead Collaboration Agreement and the terminated Roche Collaboration Agreement are presented as revenue and not deducted from expenses. The Restated Gilead Collaboration Agreement also includes certain sales-based milestone and royalty payments upon successful commercialization of a licensed product which we anticipate recognizing if and when sales from a licensed product are generated.

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

Smaller Reporting Company

We are a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign exchange rates and inflation. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.

Foreign Currency and Exchange Risk

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, HOOKIPA Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of December 31, 2024 included small amounts of cash balances held by HOOKIPA Biotech GmbH in euro. Assets and liabilities of Hookipa Biotech GmbH are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the consolidated statements of operations and comprehensive loss as incurred. A significant portion of our operating costs are in Austria, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 10% weakening of the U.S. dollar compared to the euro would have increased our net loss for the year ended December 31, 2024, by approximately $2.5 million and decreased our currency translation adjustment by approximately $0.2 million. A hypothetical 10% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $39.9 million as of December 31, 2024, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial report as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Certificate of Incorporation

At our 2022 Annual Meeting of Stockholders held on June 30, 2022 (the “2022 Annual Meeting”), our stockholders approved, among other things, proposals to (i) elect two Class III directors for three-year terms, (ii) amend our certificate of incorporation to increase the total number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares, and (iii) amend our 2019 Stock Option and Incentive Plan (collectively, the “2022 Stockholder Actions”). The 2022 Stockholder Actions are described more fully in our definitive proxy statement for the 2022 Annual Meeting, filed with the SEC on May 16, 2022, and the voting results from the 2022 Annual Meeting are set forth in our Current Report on Form 8-K filed with the SEC on July 1, 2022. The record date established for the 2022 Annual Meeting was April 13, 2022, which was 78 days before the date of the 2022 Annual Meeting, which was held on

June 30, 2022. Under the Delaware General Corporation Law (the “DGCL”), the record date should have been set for no sooner than Sunday, May 1, 2022, which was the 60th day before the 2022 Annual Meeting.

At our 2023 Annual Meeting of Stockholders held on June 9, 2023 (the “2023 Annual Meeting”), our stockholders approved, among other things, a proposal to elect three Class I directors for three-year terms (the “2023 Stockholder Action”). The 2023 Stockholder Action is described more fully in our definitive proxy statement for the 2023 Annual Meeting, filed with the SEC on April 13, 2023, and the voting results from the meeting are set forth in our Current Report on Form 8-K filed with the SEC on June 9, 2023. The record date established for the 2023 Annual Meeting was April 4, 2023, which was 66 days before the date of the 2023 Annual Meeting, which was held on June 9, 2023. Under the DGCL, the record date should have been set for no sooner than Monday, April 10, 2023, which was the 60th day before the 2023 Annual Meeting.

In December 2024, we filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the DGCL seeking an order validating and declaring effective the 2022 Stockholder Actions and the 2023 Stockholder Action. On February 14, 2025, the Court of Chancery issued an order approving our petition in full.

Item 9C.  Disclosure regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

We intend to file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Director Biographies,” “Executive Officers,” “The Board of Directors and its Committees,” “Corporate Governance” and “Delinquent Section 16(a) Reports”.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “The Board of Directors and Its Committees – Board Independence.”

Item 14.  Principal Accountant’s Fees and Services

The information required by this Item 14 is incorporated by reference to the sections of the 2025 Proxy Statement under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

4.2

Shareholders Agreement among HOOKIPA Pharma Inc. and certain of its shareholders, dated February 15, 2019 (filed as Exhibit 4.1. to the Company’s Current Report on Form 8-K filed on April 23, 2019 (File No. 001-38869) and incorporated herein by reference)

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 22, 2024 (File No. 001-38869) and incorporated herein by reference)

4.4

Registration Rights Agreement, dated June 17, 2022, by and between the Company and Gilead Sciences, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022 (File No. 001-38869) and incorporated herein by reference)

10.1#

HOOKIPA Pharma Inc. 2018 Stock Option and Grant Plan and forms of awards thereunder (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

10.2#

Amended and Restated 2019 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023 (File No.001-38869) and incorporated herein by reference)

10.3#

Incentive Stock Option Agreement under the Company’s 2019 Stock Option and Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.4#

Non-Qualified Stock Option Agreement for Company Employees under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.5#

Non-Qualified Stock Option Agreement for Non-Employee Directors under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.6#

Restricted Stock Award Agreement under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.7#

Restricted Stock Award Agreement for Company Employees under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

10.8#

Restricted Stock Award Agreement for Non-Employee Directors under the Registrant's 2019 Stock Option and Incentive Plan (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on April 8, 2019 (File No. 333-230451) and incorporated herein by reference)

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

10.14#*	Termination Agreement between Joern Aldag and HOOKIPA Biotech GmbH dated August 30, 2024

10.15#

Employment Agreement between Dr. Malte Peters and HOOKIPA Biotech GmbH, dated July 22, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2024 (File No. 001-38869) and incorporated herein by reference)

10.16#

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

19.1*	Insider Trading Policy

21.1	List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on March 22, 2019 (File No. 333-230451) and incorporated herein by reference)

23.1*	Consent of PwC Wirtschaftsprüfung GmbH, Independent Registered Public Accounting Firm

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

32.1+	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97.1	Clawback Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 22, 2024 (File No. 001-38869) and incorporated herein by reference)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
††	Portions of this document (indicated by “[***]” have been omitted because they are not material and are the type that the Company treats as private and confidential.
#	Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

* Filed herewith.

+Furnished herewith.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOOKIPA Pharma Inc.

Date: February 27, 2025	By:	/s/ Malte Peters
Malte Peters
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

Signature	Title(s)	Date

/s/ Malte Peters	Chief Executive Officer and Director	February 27, 2025
Malte Peters	(Principal Executive Officer)

/s/ Terry Coelho	Executive Vice President, Chief Financial Officer and Director	February 27, 2025
Terry Coelho	(Principal Financial and Accounting Officer)

/s/ Julie O’Neill
Julie O’Neill	Chairwoman of the Board	February 27, 2025

/s/ David Kaufman
David Kaufman	Director	February 27, 2025

/s/ Sean Cassidy
Sean Cassidy	Director	February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of HOOKIPA Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HOOKIPA Pharma Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is still in the development phase and has not been marketing its technologies to date. Through December 31, 2024, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses and expects to continue to generate negative operating cash flows and the need for additional funding to support its planned operations in the foreseeable future raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue recognition - Collaboration and License Agreements

As described in Note 3 to the consolidated financial statements, the Company´s revenues of $44 million for the year ended December 31, 2024 are from Collaboration and License Agreements. Under the terms of the Collaboration and License Agreements the Company provided to its partners exclusive, royalty-bearing licenses to the Company’s technology platforms, received non-refundable upfront payments, a program initiation fee and agreed on various additional payments which are due upon the achievement of defined milestones. Non-refundable upfront-payments and the non-refundable program initiation payment received by the Company upon signing and milestone payments that are linked to future performance obligations, are initially recorded as deferred revenue. Such amounts are recognized as revenue over the performance period of the respective services on a percent of completion basis using total estimated internal research and development costs and external costs for research, manufacturing and clinical trial activities (input method) for each of the obligations. Contingent milestone payments related to specified preclinical and clinical development milestones represent variable consideration that are not initially recognized within the transaction price due to the scientific uncertainties and the required commitment of Collaboration Partners. Such amounts that become likely to be realized are included in the variable consideration associated with these payments within the transaction price.

Due to the nature of the work required to be performed on the Company’s performance obligations recognized over time, the estimation of total research and development labor cost, costs for research, manufacturing and clinical trial activities at completion is complex, subject to many variables and requires significant judgment by management. Management’s significant judgments relate to key contract terms, progress towards completion and the related program schedule, identified risks and opportunities and related changes in estimates of costs. The risks and opportunities for the contracts relate to management’s ability and cost to perform against the requirements of the schedule, consideration of delays, technical requirements and related variable consideration. Management also makes judgments about assumptions related to the availability and cost of materials, the length of time to complete the performance obligation and execution by the Company’s subcontractors. Management reviews contract estimates on a periodic basis or when a change in circumstances warrants a modification to a previous estimate.

The principal considerations for our determination that performing procedures relating to the collaboration and license agreement assessments is a critical audit matter are (i) the significant judgments made by management when recognizing revenue over the period in which services were performed and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions. Furthermore, we also considered the audit effort involved in the use of professionals with specialized skills and knowledge to assess the appropriateness of revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included an understanding of the cost accounting and revenue recognition process including the design assessment of key controls within these processes. Our audit procedures related to the recognition of revenue over time and deferred revenue included the following procedures, among others (i) testing the Company’s estimates of project progress by evaluating the costs associated with the development activities (ii) testing the significant assumptions used to develop the estimates of project progress and the timely identification of circumstances which may require a modification to a previous estimate; (iii) the consistent application of accounting policies and (iv) testing completeness and accuracy of the underlying data.

Vienna, Austria

February 27, 2025

PwC Wirtschaftsprüfung GmbH

/s/ Gabor Kruepl

Austrian Certified Public Accountant

We have served as the Company's, or its predecessors, auditor since 2012, which includes periods before the Company became subject to SEC reporting requirements.

PART I—FINANCIAL INFORMATION

HOOKIPA PHARMA INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$39,684	$117,096
Restricted cash	98	—
Accounts receivable	290	511
Receivable research incentives	23,380	18,760
Assets held for sale	2,216	—
Prepaid expenses and other current assets	14,997	10,749
Total current assets	80,665	147,116
Non-current assets:
Restricted cash	104	425
Property, plant and equipment, net	179	7,742
Operating lease right of use assets	885	5,473
Prepaid expenses and other non-current assets	712	581
Total non-current assets	1,880	14,221

Total assets	$82,545	$161,337

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,687	$12,498
Deferred revenues	4,762	14,631
Operating lease liabilities, current	552	1,638
Accrued expenses and other current liabilities	10,652	12,101
Loans payable, current	—	1,120
Total current liabilities	24,653	41,988
Non-current liabilities
Operating lease liabilities, non-current	323	3,801
Deferred revenues, non-current	725	19,674
Other non-current liabilities	5,630	6,017
Total non-current liabilities	6,678	29,492
Total liabilities	31,331	71,480

Commitments and contingencies (Note 15)

Stockholders’ equity(1):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; Series A convertible preferred stock, 2,978 shares designated, 370 shares outstanding at December 31, 2024 and December 31, 2023, respectively; Series A-1 convertible preferred stock, 15,800 shares designated, 10,800 shares outstanding at December 31, 2024 and December 31, 2023, respectively; Series A-2 convertible preferred stock, 15,268 shares designated, and 15,268 shares outstanding at December 31, 2024 and December 31, 2023, respectively	0	0
Common stock, $0.0001 par value; 40,000,000 shares and 20,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 9,655,022 shares and 9,655,059 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	1
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 2,399,517 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	0	0
Additional paid-in capital	469,064	467,050
Accumulated other comprehensive loss	(5,087)	(7,933)
Accumulated deficit	(412,764)	(369,261)
Total stockholders’ equity	51,214	89,857

Total liabilities and stockholders’ equity	$82,545	$161,337

(1) Share and per share amounts have been restated to reflect the one-for-ten reverse stock split effected in July 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenue from collaboration and licensing	$43,946	$20,129	$14,249
Operating expenses:
Research and development	(68,507)	(86,424)	(68,645)
General and administrative	(20,226)	(18,633)	(18,759)
Restructuring	(2,664)	—	—
Impairment	(4,004)	(12,766)	—
Total operating expenses	(95,401)	(117,823)	(87,404)
Loss from operations	(51,455)	(97,694)	(73,155)
Other income (expense):
Grant income	$7,396	$11,193	$7,916
Interest income	3,701	5,293	1,633
Interest expense	(2)	(317)	(687)
Other (expense) income, net	(3,249)	313	(392)

Total other income, net	7,846	16,482	8,470

Net loss before tax	(43,609)	(81,212)	(64,685)

Income tax benefit (expense)	106	(368)	(230)

Net loss	(43,503)	(81,580)	(64,915)

Other comprehensive loss:
Foreign currency translation (loss) gain, net of tax	2,846	(777)	(2,376)
Comprehensive loss	$(40,657)	$(82,357)	$(67,291)

Net loss per share — basic and diluted(1)	$(3.47)	$(8.63)	$(9.91)

(1) Share and per share amounts have been restated to reflect the one-for-ten reverse stock split effected in July 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock(1)		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2022	1,697	0	2,738,348	0	3,819,732	0	317,138	(4,780)	(222,766)	89,592
Issuance of Series A-1 convertible preferred stock upon public offering at $2,000 per share for cash, net of issuance costs of $1,975	15,800	0	—	—	—	—	29,625	—	—	29,625
Issuance of common stock upon public offering at $20.00 per share for cash, net of issuance costs of $2,713	—	—	2,170,000	0	—	—	40,687	—	—	40,687
Issuance of common stock upon stock purchase agreement with Gilead at $30.00 per share for cash, no issuance costs	—	—	166,666	0	—	—	5,000	—	—	5,000
Conversion of Class A common stock to common stock	—	—	142,022	0	(1,420,215)	(0)	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	3,422	0	—	—	3	—	—	3
Vesting of equity grants	—	—	11,255	0	—	—	(0)	—	—	—
ATM costs	—	—	—	—	—	—	(142)	—	—	(142)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(2,376)	—	(2,376)
Stock-based compensation expense	—	—	—	—	—	—	5,043	—	—	5,043
Net loss	—	—	—	—	—	—	—	—	(64,915)	(64,915)
Balances as of December 31, 2022	17,497	$0	5,231,713	$1	2,399,517	$0	$397,353	$(7,156)	$(287,681)	$102,517
Issuance of Series A-2 convertible preferred stock upon public offering at $1,310 per share for cash, net of issuance costs of $1,471	15,268	0	—	—	—	—	18,530	—	—	18,530
Issuance of common stock upon public offering at $13.10 per share for cash, net of issuance costs of $2,207	—	—	2,290,077	0	—	—	27,793	—	—	27,793
Issuance of common stock upon stock purchase agreement with Gilead at $14.167 per share for cash, net of issuance costs of $136	—	—	1,500,000	0	—	—	21,114	—	—	21,114
Conversion of Series A convertible preferred stock to common stock	(1,327)	(0)	132,700	0	—	—	(0)	—	—	—
Conversion of Series A-1 convertible preferred stock to common stock	(5,000)	(0)	500,000	0	—	—	(0)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	569	0	—	—	1	—	—	1
ATM costs	—	—	—	—	—	—	(86)	—	—	(86)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(777)	—	(777)
Stock-based compensation expense	—	—	—	—	—	—	2,345	—	—	2,345
Net loss	—	—	—	—	—	—	—	—	(81,580)	(81,580)
Balances as of December 31, 2023	26,438	$0	9,655,059	$1	2,399,517	$0	$467,050	$(7,933)	$(369,261)	$89,857
Fractional shares retired as a result of reverse split	—	—	(37)	(0)	—	—	(0)	—	—	(0)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	2,846	—	2,846
Stock-based compensation expense	—	—	—	—	—	—	2,014	—	—	2,014
Net loss	—	—	—	—	—	—	—	—	(43,503)	(43,503)
Balances as of December 31, 2024	26,438	$0	9,655,022	$1	2,399,517	$0	$469,064	$(5,087)	$(412,764)	$51,214

(1) All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the one-for-ten reverse stock split effected in July 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements

HOOKIPA PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(43,503)	$(81,580)	$(64,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,014	2,345	5,043
Depreciation and amortization expense	2,753	3,552	3,602
Impairment expense	4,004	12,766	—
Other non-cash items	0	64	160
Changes in operating assets and liabilities:
Accounts receivable	524	6,180	(341)
Receivable research incentives	(5,988)	(2,726)	(1,958)
Prepaid expenses and other current assets	(3,815)	1,735	2,007
Prepaid expenses and other non-current assets	(1,440)	304	424
Accounts payable	(1,570)	6,499	(1,999)
Deferred revenues	(27,538)	(8,258)	35,508
Operating lease liabilities	(1,591)	(1,622)	(1,584)
Accrued expenses and other liabilities	(828)	490	2,510
Other non-current liabilities	—	2,727	1,546
Net cash used in operating activities	(76,978)	(57,524)	(19,997)

Investing activities:
Purchases of property and equipment	(194)	(4,159)	(5,017)

Net cash used in investing activities	(194)	(4,159)	(5,017)

Financing activities:
Payments related to finance leases	—	—	(25)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	18,530	29,625
Proceeds from issuance of common stock, net of issuance costs	—	49,043	45,691
Payments for deferred offering costs	(135)	(149)	(195)
Repayments of borrowings	(1,141)	(1,754)	(2,825)

Net cash (used in) provided by financing activities	(1,276)	65,670	72,271

Net (decrease) increase in cash, cash equivalents and restricted cash	(78,448)	3,987	47,257

Cash, cash equivalents and restricted cash at beginning of period	117,521	113,444	66,912
Effect of exchange rate changes on cash, cash equivalents and restricted cash	813	90	(725)
Cash, cash equivalents and restricted cash at end of period	$39,886	$117,521	$113,444

Supplemental disclosure of cash flow information:
Cash paid for interest	$(2)	$(14)	$(32)
Cash paid for income taxes	$(1)	$(403)	$(1)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$—	$(34)	$(56)
Lease assets obtained in exchange for new operating lease liabilities	$433	$2,874	$225
Lease assets derecognized upon lease modification	$(3,219)	$—	$—

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

The Company was incorporated under the name of HOOKIPA Biotech, Inc. under the laws of the State of Delaware in February 2017 as a fully-owned subsidiary of Hookipa Biotech AG. In June 2018, the Company changed its name from Hookipa Biotech, Inc. to HOOKIPA Pharma Inc. and in order to effectuate the change of the jurisdiction of incorporation, the Company acquired all of the shares of Hookipa Biotech AG, now Hookipa Biotech GmbH. HOOKIPA is headquartered in New York, with European research and preclinical development operations headquartered in Vienna, Austria. In April 2019, the Company closed its initial public offering (“IPO”) and its common stock is currently trading on the Nasdaq Capital Market under the ticker symbol “HOOK”.

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

This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans,

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future partnerships, equity or debt issuances, the potential milestones from the Gilead Collaboration Agreement and potential reductions in force cannot be considered probable at this time because these plans are not entirely within the Company’s control and/or have not been approved by the Board of Directors as of the date of these consolidated financial statements.

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through December 31, 2024, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including net losses of $43.5 million, $81.6 million and $64.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had an accumulated deficit of $412.8 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the filing date of this Annual Report on Form 10-K, the Company’s expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending and the pursuit of additional capital. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

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

Reverse stock split

On July 9, 2024, the Company effected a reverse stock split of the outstanding shares of its common stock on a one-for-ten (1:10) basis (the “Reverse Stock Split”). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on July 9, 2024 (the “Effective Time”) via a certificate of amendment to the Company’s Certificate of Incorporation filed with the Secretary of State of the State of Delaware. At the Effective Time of the Reverse Stock Split, every 10 issued and outstanding shares of the Company’s common stock were automatically combined into one issued and outstanding share of common stock. The par value per share of the common stock remained unchanged at $0.0001. Fractional shares were not issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share received a proportional cash payment. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s relative interest in the Company’s equity securities, except for any adjustments for fractional shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the conversion ratio for the Company’s Class A Common Stock and the conversion prices of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock. All share, per share and option numbers and exercise prices appearing in this Annual Report on Form 10-K and the financial statements have been adjusted to give effect to the Reverse Stock Split for all prior periods presented. However, the Company’s annual, other periodic, and current reports, and all other information and documents incorporated by reference into this Annual Report on Form 10-K that were filed prior to July 9, 2024, do not give effect to the Reverse Stock Split.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue and income, the accrual of research and development expenses and general and administrative expenses, the present value of lease right of use assets and corresponding liabilities, the valuation of stock-based awards, the valuation of current loans payable, the impairment of long-lived assets, the fair value of assets held for sale and going concern. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience.

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

Assets and liabilities of HOOKIPA Biotech GmbH are translated into United States dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity as a component of Accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the consolidated statements of operations and comprehensive loss as incurred.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the years ended December 31, 2024 and December 31, 2023 the net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with two of the largest investment grade U.S. financial institutions and have been partially invested in money market funds. The money market funds, held in U.S. dollars, are primarily invested in U.S. and foreign short-term debt obligations. As of December 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents included smaller amounts of cash balances held in accounts with regional European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of December 31, 2024 Gilead Sciences, Inc. (“Gilead”) accounted for the majority of the accounts receivable balance. As of December 31, 2023 Gilead and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together “Roche”) accounted for the majority of the accounts receivable balance. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022 Gilead and Roche accounted for the majority of the

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company’s revenues. For the year ended December 31, 2024 Roche accounted for a large portion of the Company’s revenues as a result of a contract modification and the recognition of upfront and milestone payments previously recorded as deferred revenues. Other customers accounted for less than 10.0% of accounts receivable or net revenues. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2024 and December 31, 2023 cash equivalents consisted of money market funds and short-term deposits. The Company classifies investments in money market funds within Level 1 of the fair value hierarchy as the prices are available from quoted prices in active markets.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets held for sale

The fair values of property, plant, and equipment held for sale is classified as Level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets, in accrued expenses and other current liabilities and in other non-current operating lease liabilities in the consolidated balance sheets. The ROU asset is tested for impairment in accordance with ASC 360.

Capitalized Software Development Cost

The Company capitalizes certain implementation costs for internal-use software incurred in a cloud computing agreement that is a service contract. Eligible costs associated with cloud computing arrangements, such as software business applications used in the normal course of business, are capitalized in accordance with ASC 350. These costs are recognized on a straight-line basis in the same line item in the statement of operations and comprehensive loss as the expense for fees for the associated cloud computing arrangement, over the term of the arrangement, plus reasonably certain renewals. Amortization expense of $0.1 million associated with the Company's cloud computing arrangements has been recognized during each of the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the year ended December 31, 2024 the Company recognized an impairment loss of less than $0.1 million associated with the Company's cloud computing arrangements (see Note 7).

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

Restructuring

Costs and liabilities associated with restructuring activities are recognized when the actions are probable and estimable, which is when management approves the associated actions. Employee-related severance charges are recognized at the time of communication to employees (see Note 4).

Segment information

The Company manages its operations as a single segment at the consolidated level for the purposes of assessing performance and making operating decisions. The Company's singular focus is on developing pharmaceutical products to prevent and cure infectious diseases and cancer. The Chief Executive Officer is the chief operating decision maker, and regularly reviews the consolidated operating results to make decisions about the allocation of the Company's resources based on consolidated net loss that is reported on the consolidated statements of operations. The majority of the Company's tangible assets are held in Austria (see Note 19).

The measure of segment assets is reported on the consolidated balance sheet as total assets.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Under the research collaboration and license agreement with Roche (the “Roche Collaboration Agreement”), the Company agreed to conduct research and early clinical development through Phase 1b for HB-700, a novel investigational arenaviral immunotherapy for the treatment of KRAS-mutated cancers. The Roche Collaboration Agreement also included an obligation of the Company to deliver a specified package of preclinical data and results with respect to a second program, targeting undisclosed cancer antigens (collectively “UCAs”) and an option for Roche to license the UCA program. The Company’s performance obligations under the terms of the Roche Collaboration Agreement included one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation to perform research and development services with respect to the UCA program. The UCA Option provided a right to license the program at the standalone selling price and therefore did not constitute a separate performance obligation. Payments to the Company under the Roche Collaboration Agreement included a non-refundable up-front payment, payments based upon the achievement of defined milestones, an additional payment if the option for the UCA program was exercised and royalties on product sales. In January 2024, Roche provided written notice of the termination of the Roche Collaboration Agreement to the Company resulting in early recognition of revenue previously recorded as deferred revenue. The termination was made according to Roche’s right to terminate without cause, acknowledging that, the Company had met all go-forward criteria under the agreement. Upon the Roche Collaboration Agreement termination effective date of April 25, 2024, the Company regained full control of the associated intellectual property portfolio and has full collaboration and licensing rights for the HB-700 program.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Cost to fulfill contracts

The Company incurs costs for personnel, supplies and other costs related to its laboratory operations as well as fees from third parties and license expenses in connection with its research and development obligations under the collaboration and licensing agreements. These costs are recognized as research and development expenses over the period in which services are performed. Sublicense fees triggered by the receipt of payments are capitalized as an asset when the obligation to pay the fee arises. The capitalized asset is amortized over the period in which the revenue from the triggering payment is recognized.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Comprehensive loss

Comprehensive loss includes net loss and foreign currency translation adjustments. For the year ended December 31, 2024, $2.8 million of foreign currency gain adjustments. For the years ended December 31, 2023 and December 31, 2022, comprehensive loss included $0.8 million and $2.4 million, respectively, of foreign currency translation loss adjustments.

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

The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024, 2023 and 2022.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring entities to provide more information about an entity’s expenses. The new guidance requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

about selling expenses. The guidance is first effective for calendar year-end public business entities in their 2027 annual financial statements and 2028 interim financial statements. Companies can adopt the guidance on either a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-04 on the consolidated financial statements and disclosures, but does not expect this ASU to have an impact on the consolidated financial statements and disclosures.

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect this ASU to have a material impact on the consolidated financial statements and disclosures.

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

The $10.0 million upfront payment, the $15.0 million initiation fee and $13.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of December 31, 2024, $5.5 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2023, $7.5 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 87% of deferred revenue is expected to be recognized as revenue in 2025 and the remaining 13% in 2026.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the year ended December 31, 2024, the Company recognized $6.7 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.8 million revenue from cost reimbursements for research and development services. In the year ended December 31, 2023, the Company recognized $7.1 million of the upfront and milestone payments that were originally recorded as deferred revenue and $1.4 million revenue from cost reimbursements for research and development services. In the year ended December 31, 2022, the Company recognized $3.7 million of the upfront and milestone payments that were originally recorded as deferred revenue, $5.2 million revenue from cost reimbursements for research and development services and $5.0 million revenue from a milestone achieved in December 2022.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of December 31, 2024 and 2023, the contract asset relating to the sublicense payment was $0.2 million and $0.1 million, respectively, and there was no liability relating to sublicense payment.

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

Upon signing the Roche Collaboration Agreement in October 2022, the Company received a non-refundable upfront payment of $25.0 million. This upfront payment, a $10.0 million milestone payment received in the three months ended March 31, 2023, and a $10.0 million milestone payment received in the three months ended June 30, 2024 were considered as part of the transaction price and were recognized as revenue when revenue recognition criteria were met over the period in which services were performed. As of December 31, 2024, no liabilities were recorded in deferred revenues, current and non-current. As of December 31, 2023, $26.8 million of such payments were included as a liability in deferred revenues, current and non-current.

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

In the year ended December 31, 2024, the Company recognized revenues of $36.3 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.1 million of revenue from cost reimbursements for activities related to the preparation of a first in human trial of HB-700. In the year ended December 31, 2023, the Company recognized $11.1 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.5 million of revenue from cost reimbursements for activities related to the preparation of a first in human trial. In the year ended

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022, the Company recognized $0.3 million of the upfront payment that was originally recorded as deferred revenue.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of December 31, 2024, there was no contract asset and no liability relating to sublicense payments. As of December 31, 2023 the contract asset and the liability relating to the sublicense payment was $2.0 million and there was no liability relating to sublicense payments.

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

During the third quarter of 2024, the Company started an enterprise-wide initiative intended to improve its business through specialized organizational programs that include targeted cost-savings and continued to take actions to implement further restructuring actions, which included a further reduction of the Company’s workforce by another approximately 20%. These continued restructuring actions are expected to be substantially completed by the end of the first quarter of 2025. The restructuring charges recorded for the continued restructuring actions for the three months ended September 30, 2024 were $0.9 million.

On November 18, 2024 the Company approved a plan to continue to improve its cost structure and operating efficiency, which includes a reduction in the Company’s workforce by approximately 80% of the Company’s then-current employee base and the closing and consolidation of office and laboratories in Vienna, Austria. The Company began the implementation of this restructuring plan in the fourth quarter of 2024 and expects these continued restructuring actions to be substantially completed by the end of the first half of 2025. The restructuring charges recorded for the continued restructuring actions for the three months ended December 31, 2024 were $0.5 million. This restructuring expenses relate primarily to disposal costs for the closing and consolidation of office and laboratories in Vienna, Austria, did not include social plan or severance payments and it is planned that the affected employees will continue to work throughout their termination period. In connection with the continued Restructuring Plan, in an effort to rebalance the Company’s cost structure in alignment with the Company’s strategic refocus and development of its oncology portfolio, the Company also announced that it will pause clinical development in its eseba-vec program, including an early termination of the Company’s ongoing Phase 1/2 clinical trial for the treatment of HPV16+ cancers. Going forward, the Company may implement further cost-saving initiatives that could result in additional restructuring charges including severance and other employee charges.

As a result of the restructuring plan and the enterprise-wide initiative, the Company incurred the following charges which were included within Restructuring expense in the consolidated statements of operations and comprehensive loss.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the effect of the restructuring charges (in thousands):

	Year ended December 31,
	2024	2023	2022
Restructuring expense
Severance and other personnel expenses	$2,067	$—	$—
Professional fees, disposal costs and other related charges	$597	$—	$—
Total	$2,664	$—	$—

The following table summarizes a roll-forward of cash restructuring-related liabilities, which are included within Accrued expenses and other current liabilities in the consolidated balance sheets (in thousands):

	Severance and other personnel costs	Disposal costs, professional fees and other related charges	Total
Balance as of December 31, 2023	$—	$—	$—
Severance and other personnel costs, professional fees and other related charges	2,067	597	2,664
Total payments	(1,493)	(329)	(1,822)
Balance as of December 31, 2024	$574	$268	$842

5. Impairment

As a result of the targeted cost-savings, restructuring actions, and strategic considerations resulting from the adoption of the restructuring plan, which included the termination of a part of the Company’s rented office and laboratory space in Vienna, Austria, the Company assessed the recoverability of the long-lived assets relating to the leasehold improvements, laboratory equipment, furniture and fixtures, and computer equipment and software at December 31, 2024, and determined that the undiscounted cash flows of certain asset groups were below the carrying values, indicating impairment. The carrying values of the assets were written down to their estimated fair value, which was determined based on the cost approach. The impairment test was performed as of December 31, 2024 and the fair values are classified as Level 3 of the fair value hierarchy due to a mix of unobservable inputs utilized such as assumptions and estimates for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence, independent research in the market as well as actual quotes from market participants.

For the year ended December31, 2023, as a result of strategic considerations preceding the adoption of a restructuring plan, the Company assessed the recoverability of the long-lived assets relating to the GMP manufacturing project at December 31, 2023, and determined that the undiscounted cash flows of the asset group were below the carrying values, indicating impairment. The assets were written down to their estimated fair value, which was determined based on the cost approach.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the effect of non-cash impairment charges, which are included within Impairment expense in the consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2024	2023	2022
Non-cash impairment charges
Asset write-offs	$(4,004)	$(12,766)	$—
Total non-cash impairment charges	$(4,004)	$(12,766)	$—

6. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,200	$—	$—	$13,200
Assets held for sale	—	—	2,216	2,216
Total	$13,200	$—	$2,216	$15,416

	Fair Value Measurement at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$91,084	$—	$—	$91,084
Total	$91,084	$—	$—	$91,084

During the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

7. Property, plant and equipment, net and assets held for sale

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Land	$—	$2,025
Leasehold improvements	3,095	3,300
Construction in progress	8	212
Laboratory equipment	—	8,722
Furniture and fixtures	601	654
Computer equipment and software	2,361	2,652
Property and equipment, gross	6,065	17,565
Less: Accumulated depreciation	(5,886)	(9,823)
Property and equipment, net	$179	$7,742

The decrease in property and equipment, net is driven by the reclassification of land and laboratory equipment to assets held for sale as of December 31, 2024, as well as impairment charges resulting from the adoption of the Restructuring Plan, which included the termination of a part of the Company’s rented office and laboratory space in Vienna, Austria.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Depreciation expense for continuing operations for the years ended December 31, 2024, 2023 and 2022 was $0.4 million, $2.0 million and $1.9 million, respectively.

In the year ended December 31, 2024 the Company recognized an impairment loss of $4.0 million. In the year ended December 31, 2023 the Company recognized an impairment loss of $12.8 million related to the GMP manufacturing facility project, which reduced the carrying value of this asset group to zero (see Note 5). There were no impairments in the year ended December 31, 2022. Impairment charges are included within Impairment expense in the consolidated statements of operations and comprehensive loss.

As of December 31, 2024, the following assets, all located in Vienna, Austria, were classified as held for sale and are presented as held for sale in the Company’s consolidated balance sheet as of December 31, 2024:

	Balance as of	Additions to Assets		Balance as of
Assets	December 31, 2023	Held for Sale	Assets Sold	December 31, 2024
Land	$—	$1,895	$—	$1,895
Laboratory equipment	—	321	—	321
Total	$—			$2,216

In December 2024, the Company began to actively market the land in Vienna, Austria, which was intended to use for the discontinued GMP manufacturing facility project. As such, the land has been reclassified as held for sale as of December 31, 2024. This asset is recognized at the lower of net book value or fair value less costs to sell. The Company evaluated the fair value of the land and determined fair value less costs to sell exceeded net book value. Accordingly, no impairment on the land was recorded during the year ended December 31, 2024. As a result of the termination of a part of the Company’s rented office and laboratory space in Vienna, Austria, the Company had $0.3 million in laboratory equipment that met the criteria for classification as held for sale. These assets are recognized at the lower of net book value or fair value less costs to sell using a market approach. The Company evaluated the fair value of its assets held for sale and determined fair value of the assets held for sale less costs to sell to be lower than net book value. Accordingly, the Company recorded an impairment of $3.6 million on laboratory equipment held for sale during the year ended December 31, 2024 to reflect the difference between net book value and the fair value less costs to sell of assets held for sale. Such impairment charges are included within Impairment expense in the consolidated statements of operations and comprehensive loss.

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

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company also participates in the New York City biotechnology tax credit program, according to which certain expenses for business in the biotechnology field in New York City limited to $0.25 million per year for three consecutive years from January 1, 2023 to December 31, 2025 are incentivized. The biotechnology tax credit can be refunded or applied against the next year's tax if it exceeds the current year's tax liability. A submission for reimbursement under the program for the year 2024 was submitted in January of 2025, and no receivable was recognized in the year ended December 31, 2024.

As of December 31, 2024, the Company recognized receivables of $23.4 million from the research incentive programs, which are reported in receivable research incentive in the Company’s consolidated balance sheet. $23.2 million relate to the Austrian research incentive program, $0.1 million relate to the New York State life sciences research and development program and $0.1 million relate to the New York City biotechnology tax credit program. In February 2025, the Company received the payment related to the $17.3 million receivable from Austrian research incentive program for the years 2022 and 2023. As of December 31, 2023, the Company recognized receivables of $18.8 million from the research incentive programs with $17.3 million related to the Austrian research incentive program, $1.4 million relate to the New York State life sciences research and development program and $0.1 million relate to the New York City biotechnology tax credit program.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded $7.4 million, $10.9 million and $7.3 million, respectively, of income related to the incentive programs within the Company’s consolidated statements of operations and comprehensive loss as part of the grant income. Income for the year ended December 31, 2024 relate to the Austrian incentive program. Income for the year ended December 31, 2023 included $9.4 million related to the Austrian research incentive program, $1.4 million related to the New York State life sciences research and development program and $0.1 million related to the New York City biotechnology tax credit program. Income for the year ended December 31, 2022 related to the Austrian research incentive program. Research incentives depend on the eligible research and development expenses of the respective period.

9. Leases

The Company leases real estate, including office and laboratory space and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms ranging from less than 1 year to 4.3 years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use assets and lease liabilities. The Company’s current leases qualify as operating leases. The Company is required to maintain a cash balance of $0.2 million to secure letters of credit associated with real estate leases. $0.1 million of this amount were classified as non-current restricted cash and $0.1 million were classified as current restricted cash in the consolidated balance sheet as of December 31, 2024.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

		Year ended	Year ended	Year ended
	Income statement location	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease expenses	Research and development expenses	$1,374	$1,347	1,430
	General and administrative expenses	321	242	219
Finance lease amortization expenses	Research and development expenses	—	—	89
	General and administrative expenses	—	—	—
Interest on finance lease liabilities	Interest expenses	—	—	0
Sublease income	Other income (expense)	—	—	—
Net lease expense		$1,695	$1,589	1,738

The minimum lease payments for the next five years and thereafter are expected to be as follows (in thousands):

December 31, 2024
Operating lease
2025	558
2026	208
2027	73
2028	73
2029	—
Thereafter	—
Total lease payments	912
Less: interest	37
Present value of lease liabilities	$875

The weighted average remaining lease term and weighted average discount rate of operating leases are as follows:

	December 31,	December 31,
	2024	2023
Weighted average remaining lease term in years	2.0	3.7
Weighted average discount rate (1)	4.8%	4.1%

(1) The majority of the contracts are denominated in euros. The discount rate was determined on a currency-equivalent basis.

During the year ended December 31, 2024, the Company initiated the closing and consolidation of its office and laboratories in Vienna, Austria, which reduced the term of the related leases by approximately 2.5 years ending between the end of February 2025 and the end of June 2025. These lease terminations did not include additional right-of-use or lease liability other than the reduced lease term. The respective lease liabilities were remeasured and the amounts resulting from the remeasurement of the lease liabilities were recognized as an adjustment to the corresponding right of use assets.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Salaries and bonuses	4,193	5,665
Social security contributions	259	340
Unearned grant income	—	52
Accrued external research and development expenses	1,845	4,594
Accrued external general and administration expenses	2,921	292
Accrued for property and equipment acquisitions	—	14
Accrued for restructuring expenses	842	—
Income taxes	—	367
Other accruals and liabilities	592	777
	$10,652	$12,101

11. Loans payable

As of December 31, 2024 and December 31, 2023, loans payable consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Loans from FFG	$—	$1,172
Unamortized debt discount	—	(52)
Total loans payable, net	$—	$1,120

In connection with the funding agreements with the Austrian Research Promotion Agency, (Österreichische Forschungsförderungsgesellschaft, or “FFG”), the Company has received various loans (“FFG Loans”). The FFG Loans were made on a project-by-project basis.

The FFG Loans bear interest at rates that were below market rates of interest. The Company accounted for the imputed benefit arising from the difference between an estimated market rate of interest and the rate of interest charged by FFG as grant income from FFG. On the date that FFG loan proceeds are received, the Company recognized the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as unearned income, which was recognized as grant income over the term of the funding agreement.

The Company recognized no grant income during the year ended December 31, 2024, and grant income of $0.3 million and $0.6 million during the years ended December 31, 2023 and 2022, respectively, related to the recognition of the unearned income recorded for the imputed benefit of FFG Loans at below-market interest rates. No current unearned income related to the imputed benefit of FFG Loans at below-market interest rates as of December 31, 2024 and current unearned income of less than $0.1 million as of December 31, 2023.

In addition, the Company had recorded a discount to the carrying value of each FFG Loan for the portion of the loan proceeds allocated to grant funding, which was being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2024 there was no unamortized debt discount related to FFG Loans and as of December 31, 2023, the unamortized debt discount related to FFG Loans was $0.1 million.

The Company recognized interest expense of less than $0.1 million, $0.3 million and $0.7 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to the FFG Loans, which included interest expense

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

related to the amortization of debt discount of less than $0.1 million, $0.3 million and $0.7 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company has no outstanding loans payable. A final principal repayment of $1.1 million was made in the year ended December 31, 2024. A principal repayment of $1.8 million was made in the year ended December 31, 2023.

The Company used an estimated market rate of 20%, which was determined based on an average of the available interest rates on unsecured loans to comparable companies. A 10% increase or decrease in the estimated market rate of interest would have had no material impact on grant income or liabilities.

In the event that the underlying program research resulted in a scientific or technical failure, the principal then outstanding under any loan may be forgiven by FFG on a project-by-project basis. The FFG Loans contained no financial covenants and were not secured by any of the Company's assets.

12. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. On July 9, 2024, the Company effected a reverse stock split of the outstanding shares of its common stock on a one-for-ten basis (see Note 2). As of December 31, 2024, the Company was authorized to issue 40,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock, 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock and 15,268 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-2 convertible preferred stock. As of December 31, 2024, the Company had 9,655,022 shares of common stock, 2,399,517 shares of Class A common stock, 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding and issued. As a result of the Reverse Stock Split, 37 shares of common stock were retired due to round-down effects and redeemed in cash.

On June 5, 2023, the Company closed a public offering of 2,290,077 (22,900,768 before the Reverse Stock Split) shares of its common stock and 15,268 shares of Series A-2 convertible preferred stock at a public offering price of $13.10 and $1,310.00 per share, respectively, for net proceeds of $46.2 million after deducting underwriting discounts and commissions and offering expenses.

On February 15, 2022, the Company entered into a stock purchase agreement with Gilead (“Stock Purchase Agreement”), that requires Gilead, at the Company’s option, to purchase up to $35.0 million of the Company’s common stock. On February 15, 2022, Gilead purchased an initial amount of 166,666 (1,666,666 before the Reverse Stock Split) shares of the Company’s common stock in exchange for $5.0 million in cash at a purchase price per share equal to $30.00. On December 20, 2023, the parties amended and restated the Stock Purchase Agreement (the “Amended Stock Purchase Agreement”) and Gilead purchased 1,500,000 (15,000,000 before the Reverse Stock Split) shares of the Company’s common stock in exchange for approximately $21.25 million in cash at a purchase price per share equal to $14.167. Pursuant to the terms of the Amended Stock Purchase Agreement, the Company may require Gilead to purchase the balance of the $8.75 million of common stock as participation in potential future equity raises. The Company’s right to sell shares of its common stock to Gilead is subject to specified limitations, including a limitation that prevents the Company from requesting purchases of shares of common stock by Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead.

The Company has three series of preferred stock authorized, issued and outstanding as of December 31, 2024: Series A convertible preferred stock, Series A-1 convertible preferred stock, and Series A-2 convertible preferred stock. Shares of Series A, Series A-1 and Series A-2 convertible preferred stock may be independently converted into common stock. Holders of Series A, Series A-1 and Series A-2 convertible preferred stock have equal rights, powers and privileges.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of Class A common stock and Series A, Series A-1 and Series A-2 convertible preferred stock are not entitled to vote, except as required by law. The holders of common stock and Class A common stock do not have any cumulative voting rights.

Each holder of Class A common stock has the right to convert each share of Class A common stock into ten shares of common stock at such holder's election. Each holder of Series A, Series A-1 and Series A-2 convertible preferred stock has the right to convert each share of Series A, Series A-1 and Series A-2 convertible preferred stock into 100 shares of common stock at any time at the holder’s option, provided that the holder will be prohibited, subject to certain exceptions, from converting Series A, Series A-1 and Series A-2 convertible preferred stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

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

There were 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding as of December 31, 2024 and December 31, 2023, respectively. In May 2023 certain of the Company’s stockholders elected to convert an aggregate of 1,327 shares of Series A convertible preferred stock and an aggregate of 5,000 shares of Series A-1 convertible preferred stock owned by such holders into an aggregate of 632,700 (6,327,000 before the Reverse Stock Split) shares of the Company’s common stock.

13. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Company’s board of directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of December 31, 2024, 73,935 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. As of December 31, 2024, the maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan was 1,202,548 shares which shall be cumulatively increased on January 1 of each year by up to 4.0% of the then outstanding number of shares of common stock and Class A common stock. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date and the next annual meeting of stockholders. Annual option re-grants to non-executive directors generally vest on the earlier of the first anniversary of the grant date. The options expire on the 10th anniversary of the grant date. For each option the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

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

2023 Inducement Plan

On April 7, 2023, the Company’s board of directors adopted the Company’s 2023 Inducement Plan (the “2023 Inducement Plan”) pursuant to which the Company reserved 50,000 shares of common stock for issuance under the 2023 Inducement Plan. The 2023 Inducement Plan provides for the grant of non-statutory stock options to eligible individuals. In accordance with Nasdaq Marketplace Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to individuals not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. Awards granted under the 2023 Inducement Plan must be approved by either a majority of the Company’s independent directors or the compensation committee of the Company’s board of directors. As of December 31, 2024, the Company had 10,000 shares of its common stock available for future issuance under the 2023 Inducement Plan.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a summary of awards outstanding:

	As of December 31, 2024
	2018 Plan	2019 Plan	Inducement Awards	Total
Granted and outstanding awards:
Stock options	73,935	975,492	40,000	1,089,427
Total	73,935	975,492	40,000	1,089,427

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

The following table summarizes the assumptions used in the Black-Scholes option-pricing model for estimating the fair value of stock options granted during:

	Year ended December 31,
	2024	2023	2022

Risk-free interest rate	4.48%	3.70%	3.09%
Expected term (in years)	6.1	5.7	6.0
Expected volatility	101.7%	93.6%	85.4%
Expected dividends	—%	—%	—%

For the 2024, 2023 and 2022 grants, the Company used the simplified method in developing an estimate of the expected term due to a lack of historical exercise data.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2024 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2023	810,942	$42.76	7.4	$486
Granted	465,902	7.14
Exercised	—	—
Forfeited	(187,417)	27.28
Outstanding as of December 31, 2024	1,089,427	$30.19	5.5	$69

Options exercisable as of December 31, 2024	520,033	$53.55	3.8	$69
Options unvested as of December 31, 2024	569,394	$8.85	7.1	$—

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of December 31, 2024, December 31, 2023 and December 31, 2022, was $2.01, $8.10 and $8.10, respectively.

No options were exercised during the year ended December 31, 2024. The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was less than $0.1 million and $0.1 million, respectively.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $5.83, $5.52 and $15.50, respectively.

The total fair value of stock options vested during the years ended December 31, 2024 and 2023 was $2.3 million and $5.1 million, respectively.

No cash was received from stock option exercises under share-based payment arrangements for the year ended December 31, 2024. Cash received from stock option exercises under share-based payment arrangements for the years ended December 31, 2023 and 2022 was $1 thousand and $3 thousand, respectively.

Restricted Stock Units

In July 2024, the Company granted restricted stock units with time-based vesting conditions to officers. The restricted stock units vest in two equal installments in July 2025 and in July 2026. In December 2024, the Company granted restricted stock units with time-based vesting conditions to employees. The restricted stock units vest in two equal installments in March 2025 and in December 2025. The Company measures the fair value of restricted stock units on the date of grant using the underlying common stock fair value. Expenses are recorded using the graded-vesting method.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below summarizes the Company’s restricted stock unit activity since December 31, 2023:

Weighted
Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of December 31, 2023	—	$—
Granted	369,070	4.37
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2024	369,070	$4.37

Stock-based compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Research and development expenses(1)	$523	$861	$2,074
General and administrative expenses(1)	1,491	1,484	2,969
	$2,014	$2,345	$5,043

As of December 31, 2024 total unrecognized compensation costs related to the unvested stock-based awards were $1.5 million, which are expected to be recognized over a weighted average period of 1.6 years.

14. Income taxes

Income tax benefits during the year ended December 31, 2024 resulted from US federal income tax, partially offset by minimum tax obligations in Austria. Income tax expense during the years ended December 31, 2023 and December 31, 2022 resulted from US federal and state income tax as well as minimum tax obligations in Austria. During the years ended December 31, 2024, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred in each year, due to its uncertainty of realizing a benefit from those items. The Company's losses before income taxes were generated in the United States and Austria.

For financial reporting purposes, losses before income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
United States	$(1,341)	$1,710	$(7,222)
Foreign (Austria)	(42,268)	(82,922)	(57,463)
Net loss before tax	$(43,609)	$(81,212)	$(64,685)

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the consolidated income tax provision for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Current
Federal	$(107)	$145	$217
State	—	222	12
Foreign (Austria)	1	1	1
Total current tax (benefit) expense	(106)	368	230
Deferred
Federal	—	—	—
State	—	—	—
Foreign (Austria)	—	—	—
Total deferred tax expense	—	—	—

Total income tax (benefit) expense	$(106)	$368	$230

The Company's worldwide effective tax rate for the years ended December 31, 2024, 2023 and 2022 was (0.2)%, 0.5% and 0.3%, respectively. The tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income earned in those jurisdictions, which is expected to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022 and the effective tax rate:

	Year ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	—	(0.3)	—
Foreign tax rate differential(1)	(2.0)	(2.7)	(4.0)
Not taxable government grants(2)	(4.9)	(6.8)	(3.8)
Stock-based compensation	0.8	0.6	0.5
Global intangible low-taxed income	—	2.3	1.4
Other	2.2	0.2	0.1
Change in deferred tax asset valuation allowance(3)	24.7	28.2	27.1
Effective income tax rate	(0.2)%	0.5%	0.3%

(1) The 2.0% increase for the year ended December 31, 2024, the 2.7% increase for the year ended December 31, 2023, and the 4.0% increase for the year ended December 31, 2022, resulted from tax rate differences between U.S. and non-U.S. jurisdictions. Net loss before tax was principally generated in Austria, where the statutory tax rate is 23% for the year ended December 31, 2024, 24% for the year ended December 31, 2023 and 25% for the year ended December 31, 2022.

(2) For the years ended December 31, 2024, 2023 and 2022, 4.9%, 6.8% and 3.8% increase, respectively, resulted from non-taxable research subsidies received from Austrian government agencies.

(3) For the years ended December 31, 2024, 2023 and 2022, 24.7% reduction, 28.2% reduction and 27.1% reduction, respectively, resulted from changes in valuation allowance on deferred tax assets. Deferred tax assets will only be recovered when the generation of future taxable income is more likely than not. Due to the nature of the Company's research activities and the inherent uncertainties the deferred tax assets are fully offset by a valuation allowance.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of the net deferred tax assets or liabilities as of the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$94,272	$87,445
Capitalized R&D expenses	(0)	2,657
Credit carryforwards	1,787	1,265
Accrued expenses and other	182	317
Stock-based compensation	1,426	1,421
Operating lease liabilities	203	1,254
Total deferred tax assets	97,870	94,359
Valuation allowance	(93,382)	(89,309)
Total deferred tax assets	4,488	5,050

Deferred tax liabilities:
Accrued expenses and other	(4,281)	(3,774)
Fixed assets	(2)	(14)
Operating lease right of use asset	(205)	(1,262)
Total deferred tax liabilities	(4,488)	(5,050)

Net deferred tax assets	$—	$—

As of December 31, 2024, 2023 and 2022, the Company had Austrian net operating loss carryforwards of $400.9 million, $378.1 million and $275.3 million, respectively, that do not expire, however these carryforwards are limited to 75% of the taxable income in any one tax period. As of December 31, 2024, 2023 and 2022, the Company had federal net operating loss carryforwards that were generated after December 31, 2017 of $9.5 million, $2.2 million and $13.8 million, respectively, that do not expire, however these carryforwards are limited to 80% of the taxable income in any one tax period. In the year ended December 31, 2024 the Company filed for a method change which changed the net operating loss carry forwards for the year ended December 31, 2023 from $2.2 million to $10.5 million. The Company generated US taxable income in the current year and was able to offset 80% the taxable income utilizing net operating loss carryforwards which gave rise to current taxes during 2023. The federal net operating loss carryforward as of December 31, 2024 was $9.5 million, and US Federal net operating loss carryforward as of December 31, 2023 was $2.2 million. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company's history of cumulative net losses incurred since inception and the uncertainties related to the long period necessary to achieve profits from commercialization of any products and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024, 2023 and 2022. According to a tax reform in Austria in 2022, the corporate income tax rate was reduced from 24.0% to 23.0% in 2024. The tax rate of 23.0% was used to determine deferred taxes and the valuation allowance for the Austrian business. Management reevaluates the positive and negative evidence at each reporting period.

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

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024, 2023 and 2022 related primarily to the increases in net operating loss carryforwards as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Valuation allowance at beginning of period	$(89,309)	$(65,774)	$(53,728)
Increases	(4,073)	(23,535)	(12,046)
Valuation allowance at end of period	$(93,382)	$(89,309)	$(65,774)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform Legislation” or “TCJA”). The Tax Reform Legislation introduced section 951A, a new tax on so-called “global intangible low-taxed income”. GILTI applies to income of a controlled foreign corporation (“CFC”) that is not otherwise subpart F income, and consists of the excess "tested income" over a 10% return on the CFC's “qualified business asset investment,” or “QBAI”. QBAI is the total tax basis of the CFC's depreciable, tangible property used in the production of tested income. The full amount of GILTI is included in taxable income. The GILTI inclusion is then reduced by 50% (reduced to 37.5% after 2025). However, that reduction in GILTI may be limited based on the level of U.S. taxable income. A limited allowance for foreign tax credits is allowed that would reduce the U.S. tax cost. GILTI foreign tax credits can only reduce U.S. taxes owed on GILTI and are not eligible for carryforward. The Company's Austrian subsidiary falls under the category of a CFC and due to the nature of its business model as a technology company, there may not be a material amount of tangible assets if this subsidiary starts to generate profits. GILTI taxation therefore may be applicable. The Company considered no GILTI inclusion for the year ended December 31, 2024, and previously estimated $8.8 million of GILTI inclusion for the tax year ended December 31, 2023. No U.S. tax on GILTI, net of research credits, for the year ended December 31, 2024, and U.S. tax on GILTI, net of research credits, of $0.4 million for the year ended December 31, 2023.

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

The Company evaluates tax positions for recognition using a more likely than not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2024 and 2023, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

15. Commitments and contingencies

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of December 31, 2024, the Company’s total non-cancellable obligations under contracts with CMOs were $4.7 million, which relates to 2025 deliverables.

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

In the years ended December 31, 2024, 2023 and 2022, the Company recorded $3.6 million, $1.6 million and $1.0 million, respectively, in licensing fees related to intellectual property licenses as research and development expenses. The amount is mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement and the Roche Collaboration Agreement. The amount recognized as expenses has been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or December 31, 2023.

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

16. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 100% of the first 4% of each employee’s contribution. During the years ended December 31, 2024, December 31, 2023 and December 31, 2022 expenses recognized for the 401(k) Plan were $0.4 million, $0.6 million and $0.6 million, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Year ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(43,503)	$(81,580)	$(64,915)

Denominator:
Weighted-average common shares outstanding, basic and diluted	9,894,994	7,242,268	5,074,308
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	37,000	83,536	169,700
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,080,000	1,252,603	1,307,288
Weighted-average Series A-2 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,526,800	874,250	—
Total number of shares used to calculate net loss per share, basic and diluted	12,538,794	9,452,657	6,551,296
Net loss per share, basic and diluted	$(3.47)	$(8.63)	$(9.91)

(1) Class A common stock and Series A, Series A-1 and Series A-2 convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. The Class A common stock and Series A, Series A-1 and Series A-2 convertible preferred stock are therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted into common stock. Each ten shares of Class A common stock and each share of Series A, Series A-1 and Series A-2 convertible preferred stock is independently convertible into one and 100 shares of common stock, respectively. In the year ended December 31, 2024,  239,952 shares of the Company’s common stock were issuable upon conversion of the Class A common stock, 37,000 shares of the Company’s common stock were issuable upon conversion of Series A convertible preferred stock, 1,080,000 shares of the Company’s common stock were issuable upon conversion of Series A-1 convertible preferred stock and 1,526,800 shares of the Company’s common stock were issuable upon conversion of Series A-2 convertible preferred stock (see Note 12).

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

	Year ended December 31,
	2024	2023	2022
Options issued and outstanding	1,089,427	810,942	653,053
Unvested restricted stock units	369,070	—	—
Total	1,458,497	810,942	653,053

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Related parties

Effective September 15, 2023, Malte Peters, a member of the Company’s board of directors, agreed to lead the Company’s clinical activities as ad interim Senior Clinical Advisor. During the years ended December 31, 2024 and December 31, 2023, the Company recorded expense of $0.2 million and $0.1 million, respectively, related to a consultancy services agreement entered into with Dr. Peters, effective September 15, 2023. The consultancy services agreement was terminated on March 31, 2024. In the year ended December 31, 2022 the Company did not record any related party transactions.

19. Reportable segments

The following represents segment information for the Company’s single operating segment, for the periods presented (in thousands):

	Year ended December 31,
	2024	2023	2022
Revenue	$43,946	$20,129	$14,249
Add (deduct):
Direct research and development expense	$(39,635)	$(48,168)	$(35,828)
Consulting and professional services expense	(11,728)	(10,088)	(11,464)
Personnel expenses, excluding stock-based compensation(1)	(27,830)	(33,670)	(22,348)
Stock-based compensation	(2,014)	(2,345)	(5,043)
Depreciation and amortization expense(2)	(1,107)	(1,955)	(1,865)
Other segment items(3)	(8,940)	(10,091)	(3,332)
Interest income	3,701	5,293	1,633
Interest expense	(2)	(317)	(687)
Income tax benefit (expense)	$106	$(368)	$(230)
Segment net loss	$(43,503)	$(81,580)	$(64,915)

Adjustments and reconciling items	$—	$—	$—
Consolidated net loss	$(43,503)	$(81,580)	$(64,915)

(1) Personnel expenses include expenses for personnel, recruiting, training and travel

(2) Depreciation and amortization expenses include depreciation for assets held for sale

(3) Other segment items primarily include expenses for restructuring, impairment, other overhead, as well as foreign currency exchange gains and losses, and grant income

20. Subsequent events

Potential combination of Poolbeg and HOOKIPA

On January 2, 2025, the Company and Poolbeg Pharma plc (“Poolbeg”) released an announcement pursuant to Rule 2.4 of the U.K. City Code on Takeovers and Mergers that the Company and Poolbeg entered into non-binding discussions for the potential acquisition of the entire issued share capital of Poolbeg to create a clinical-stage biopharmaceutical company focused on developing and commercializing innovative medicines for critical unmet medical needs, with a special focus on next-generation immunotherapies for the treatment of cancer and other serious diseases. On February 20, 2025, the Company issued an announcement pursuant to Rule 2.8 of the U.K. City Code on Takeovers and Mergers disclosing that the Company’s Board of Directors determined that it does not intend to make an

HOOKIPA PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

offer for Poolbeg under Rule 2.7 of the U.K. City Code on Takeovers and Mergers. Accordingly, the Company’s non-binding discussions with Poolbeg related to the Potential Combination have been terminated.

In connection with this potential combination, the Company has incurred transaction costs of $1.3 million in the year ended December 31, 2024 for consulting and professional services. These costs primarily relate to legal, financial advisory, and due diligence services.