Form 10-K/A
period 2024-12-31
HOOKIPA Pharma Inc.
filed 2025-04-30
CIK 1760542

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $57.0 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of April 25, 2025 was 9,782,872 shares and 2,399,517 shares of Class A common stock outstanding, each $0.0001 par value per share.

Documents Incorporated by Reference

None

Auditor Firm Id:	1259	Auditor Name:	PwC Wirtschaftsprüfung GmbH	Auditor Location:	Vienna, Austria

EXPLANATORY NOTE

HOOKIPA Pharma Inc. (the “Company,” “HOOKIPA,” “we,” “us” or “our”) is filing this Amendment No. 1 to Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “Original 10-K”). The purpose of this Amendment is to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by the above referenced items to be incorporated into our Annual Report on Form 10-K by reference from our definitive proxy statement for our annual meeting of stockholders required to be filed pursuant to Regulation 14A if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the Original 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except for the changes to Part III and Item 15 of Part IV, including the filing of related certifications added to the exhibit list in Part IV, this Amendment makes no changes to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in this Amendment have such meaning as ascribed to them in the Original 10-K.

i

ii

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information About Our Board of Directors and Executive Officers

The following table sets forth information concerning our directors and executive officers as of March 31, 2025. The biographical description of each director below includes the specific experience, qualifications, attributes and skills that the Board of Directors would expect to consider if it were making a conclusion currently as to whether such person should serve as a director. There are no family relationships among any of our directors or executive officers, and there are no arrangements or understandings between any of our directors or executive officers and any other person pursuant to which he or she was selected as a director or executive officer.

Name	Age	Position(s)
Executive Officers:
Malte Peters	62	Chief Executive Officer and President, Director
Terry Coelho	63	Executive Vice President and Chief Financial Officer, Director
Non-Management Directors:
Julie O’Neill	59	Chair and Director
Sean Cassidy	55	Director
David R. Kaufman, M.D., Ph.D.	52	Director

Executive Officers

Malte Peters has served as a member of our Board of Directors since January 2023 and as Chief Executive Officer and President since July 2024. Following the resignation of our chief medical officer in September 2023, Dr. Peters served as our ad interim Senior Clinical Advisor from September 2023 until March 2024. Dr. Peters is a member of the Board of Directors of Tango Therapeutics, Inc. (NASDAQ: TNGX). Dr. Peters served as Chief Research and Development Officer of MorphoSys AG, a biopharmaceutical company, from March 2020 to December 2022. Prior to that, Dr. Peters served as MorphoSys’s Chief Development Officer and member of its management board from March 2017 to March 2020. Prior to his time at MorphoSys, Dr. Peters served as the Global Head of Clinical Development of the Biopharmaceuticals Business Unit at Sandoz International from June 2015 until February 2017. From 2004 to 2015, he served as Clinical Head and Site Head for Basel and East Hanover in the Department of Oncology Translational Medicine at Novartis. Dr. Peters has also held teaching appointments in Internal Medicine and Biochemistry at the University of Mainz, Germany, served as Research Scientist at the Amgen Research Institute in Toronto, Canada, as Director of Cancer Research at Merck KGaA and as Medical Director at Micromet AG. Dr. Peters received his Doctor of Medicine from the Freie Universität Berlin, Germany, and was trained at the Universities of Padova, Italy, and Bochum and Berlin, Germany. After scientific work at different universities, Dr. Peters habilitated in Internal Medicine at the University of Mainz, Germany. Our Board of Directors believes that Dr. Peters’ extensive knowledge of the biotechnology industry makes him qualified to serve on the Company’s Board.

Terry Coelho has served as a member of our Board of Directors since April 2023 and as our Executive Vice President and Chief Financial Officer since July 2024. Previously, Ms. Coelho served as Chief Financial Officer of Gamida Cell Ltd. (NASDAQ: GMDA), a commercial stage biotech company, from May 2023 to July 2024 and served as Business Development & Financial Advisor from April 2023 to May 2023. In March 2024, Gamida Cell Ltd. filed a voluntary proceeding for restructuring in the District Court of Beersheba, Israel pursuant to Part 10 to the Israeli Restructuring and Financial Rehabilitation Law, 2018. She has served as member of the Board of Directors of Inotiv, Inc. (NASDAQ: NOTV) since October 2023 and serves as the Audit Committee Chair and is a member of the compensation and nominating and corporate governance committees. Ms. Coelho served as a member of the Board of Directors of Entero Therapeutics (NASDAQ: ENTO) and as the Audit Committee Chair and a member of the compensation committee from August 2021 to July 2024. Previously, Ms. Coelho served as Executive Vice President, Chief Financial Officer and Chief Business Development Officer for CinCor Pharma, Inc. from November 2021 through November 2022. Prior to that, Ms. Coelho served as Executive Vice President and Chief Financial Officer and Treasurer of BioDelivery Sciences International, Inc. from January 2019 to November 2021. Prior to that Ms. Coelho served as Chief Financial Officer and Treasurer of Balchem Corporation (NASDAQ: BCPC) from October 2017 to October 2018. Prior to her time at Balchem, Ms. Coelho served as Chief Operating Officer and Interim Chief Financial Officer at Diversey, Inc. from September 2017 to October 2017. From October 2014 to October 2017, Ms. Coelho served at Sealed Air Corporation, most recently as Vice President Finance & Global Commercial Excellence, Diversey Care. Ms. Coelho’s experience also includes over seven years at Novartis Pharmaceuticals from March 2007 until October 2014, most recently as Global Head of Oncology Development Finance. Prior to that, Ms. Coelho spent over 20 years at Mars, Incorporated. Ms. Coelho received her

B.A. from American University in Washington, D.C., summa cum laude, and earned her M.B.A. from the Instituto Brasileiro de Mercado de Capitais in Rio de Janeiro, Brazil. Our Board of Directors believes that Ms. Coelho’s business, strategic and leadership experience as well as her knowledge of the biotechnology industry makes her qualified to serve as a member of our Board of Directors.

Non-Management Directors

Julie O’Neill has served as a member of our Board of Directors since November 2018 and as Chair since August 2024. Ms. O’Neill previously served as the Executive Vice President, Global Operations of Alexion Pharmaceuticals, Inc., a position she held from January 2015 to September 2018. From February 2014 to January 2015, Ms. O’Neill was Senior Vice President of Global Manufacturing Operations and General Manager of Alexion Pharma International Trading. Prior to joining Alexion, Ms. O’Neill served in various leadership positions at Gilead Sciences, Inc., from 1997 to 2014 including most recently as Vice President of Global Operations and General Manager of Ireland. Prior to Gilead, Ms. O’Neill held leadership positions at Burnil Pharmacies and Helsinn Birex Pharmaceuticals. She was previously Chairperson for the National Standards Authority of Ireland. Ms O’Neill currently chairs the board of the National Institute for Bioprocessing Research & Training. Ms. O’Neill has served as a member of the board of directors of DBV Technologies S.A. (NASDAQ: DBVT) since June 2017, ICON plc (NASDAQ: ICLR) since July 2019 and Advancion Corporation since May 2021. Ms. O’Neill previously served on the board of directors of Achilles Therapeutics plc from May 2021 to December 2024 and ILC Dover from February 2021 to June 2024. Ms. O’Neill received a Bachelor of Science in Pharmacy from University of Dublin, Trinity College and a Masters of Business Administration from University College Dublin (Smurfit School of Business) and is a Chartered Director. Our Board of Directors believes that Ms. O’Neill’s experience in the life sciences industry and her knowledge of corporate development matters qualify her to serve on our Board of Directors.

David R. Kaufman, M.D., Ph.D., has served as a member of our Board of Directors since April 2019. Dr. Kaufman has served as a Partner at Third Rock Ventures since January 2022 and served as venture partner from September 2020 to January 2022. Previously, he served as the Chief Medical Officer of The Bill & Melinda Gates Medical Research Institute from January 2018 to September 2020. Dr. Kaufman previously held several positions at Merck Research Laboratories from June 2011 to December 2017, including Head of Translational Oncology from 2017 to 2018, Executive Director, Clinical Oncology from 2015 to 2017 and Associate Director, Merck Drug Development and Leadership Program from 2011 to 2014. Dr. Kaufman received a Ph.D. in molecular virology/immunology from The Rockefeller University and an M.D. from Weill Medical College of Cornell University. Our Board of Directors believes that Dr. Kaufman’s extensive background in pharmaceutical research and development and his experience in managerial and executive roles qualify him to serve on our Board of Directors.

Sean Cassidy has served as a member of our Board of Directors since July 2024. Mr. Cassidy served as Chief Financial Officer of Arvinas, Inc., a biotechnology company, from July 2013 to February 2024. Prior to joining Arvinas, Mr. Cassidy served as the Chief Financial Officer of Axerion Therapeutics, Inc., a biotechnology company, from June 2010 to June 2013. He was also the Chief Financial Officer of CuraGen Corporation, a biopharmaceutical company, from January 2008 to December 2009. Mr. Cassidy sits on the board of directors of Automera Therapeutics, Abbratech and ReNetX Bio and is a board member of the Friends of Yale New Haven Children’s Hospital, a nonprofit organization that helps improve the health and well-being of pediatric patients and their families. Mr. Cassidy is a certified public accountant and began his career at Deloitte & Touche LLP. Mr. Cassidy holds an M.B.A. and a B.S. in Accounting from the University of Connecticut. Our Board of Directors believes that Mr. Cassidy is qualified to serve on the Board due to his experience in executive roles and as a director of other biotechnology companies.

Code of Business Conduct and Ethics

We are committed to the highest standards of integrity and ethics in the way we conduct our business. Our Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our Chief Executive Officer, our principal financial officer, those officers responsible for financial reporting, and our other executive and senior officers. Our Code of Business Conduct and Ethics establishes our policies and expectations with respect to a wide range of business conduct, including the preparation and maintenance of our financial and accounting information, our compliance with laws, and possible conflicts of interest.

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

Audit Committee

Our Board of Directors has established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently composed of Sean Cassidy, David Kaufman and Julie O’Neill, with Mr. Cassidy serving as chair of the committee. Our Board of Directors has determined that Sean Cassidy, Julie O’Neill and David Kaufman are “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq Stock Market LLC (“Nasdaq”) rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board of Directors has designated Sean Cassidy as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Insider Trading Policy Prohibitions and Hedging Policy

Our company maintains an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading. A copy of the policy is filed as an exhibit to the Original Form 10-K.

Item 11. Executive Compensation

Executive Compensation

For the year ended December 31, 2024, our named executive officers were:

Name	Position(s)
Malte Peters(1)	Chief Executive Officer and President
Joern Aldag(2)	Former Chief Executive Officer and President
Terry Coelho(3)	Executive Vice President and Chief Financial Officer
Reinhard Kandera(4)	Former Chief Financial Officer
(1)	Dr. Peters was appointed as our Chief Executive Officer and President effective July 22, 2024.
(2)	Mr. Aldag separated as our Chief Executive Officer and President effective July 22, 2024.
(3)	Ms. Coelho was appointed as our Executive Vice President and Chief Financial Officer effective July 22, 2024.
(4)	Mr. Kandera separated as our Chief Financial Officer effective July 22, 2024.

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by and paid during the fiscal years ended December 31, 2023 and December 31, 2024 for each of our named executive officers:

							Non-Equity
					Stock	Option	Incentive Plan	All Other
					Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		($)(1)	($)(1)	($)(2)	($)		Total ($)
Malte Peters(3)	2024	281,382	—		699,996	28,486	154,760	185,307	(4)	1,349,932
Chief Executive Officer and President
Joern Aldag(3)(5)	2024	331,113	—		—	602,374	—	851,432	(6)	1,784,919
Former Chief Executive Officer and President	2023	567,451	—		—	282,088	280,888	—		1,130,427
Terry Coelho(7)	2024	214,769	240,000	(8)	449,995	28,486	107,385	40,967	(9)	1,081,602
Executive Vice President and Chief Financial Officer
Reinhard Kandera(3)(10)	2024	436,132	—		—	251,888	—	136,895	(11)	824,915
Former Chief Financial Officer	2023	436,001	—		—	117,976	156,960	14,538		725,475
(1)	Amounts reflect the grant-date fair value of restricted stock unit and option awards granted during the applicable fiscal year as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 13 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on February 28, 2025. These amounts do not correspond to the actual value that may be recognized by the executives upon vesting or exercise of the awards, or subsequent sale of shares acquired pursuant to the awards.
(2)	Amounts represent incentive compensation earned by our named executive officers for fiscal year performance, based upon achievement of corporate and individual goals. For more information on the cash bonus awards for 2024, see the section titled “Executive Compensation — Narrative Disclosure to Summary Compensation Table — Elements of Compensation.”
(3)	The compensation paid to Dr. Peters, Mr. Aldag and Mr. Kandera in Euro have been converted to USD at exchange rates of 1 Euro to 1.0820 USD for 2024 and 1 Euro to 1.0817 USD for 2023, based on the average annual exchange rates published by the Federal Reserve Bank for such years.
(4)	Represents (i) $24,630 for service as a non-employee director prior to Dr. Peters’ appointment as Chief Executive Officer and President effective July 22, 2024 and (ii) $160,677 in consulting fees for services provided under his consultancy service agreement, which is described below under “—Consultancy Service Agreement with Malte Peters.”
(5)	Mr. Aldag separated as Chief Executive Officer and President effective July 22, 2024.
(6)	Represents severance payments.
(7)	Ms. Coelho was named Executive Vice President and Chief Financial Officer effective July 22, 2024.
(8)	Represents amount paid as a signing bonus upon Ms. Coelho’s appointment as Executive Vice President and Chief Financial Officer.
(9)	Represents (i) $7,200 in employer matching 401(k) plan contributions, (ii) $180 in life insurance premiums and (iii) $33,587 for service as a non-employee director prior to Ms. Coelho’s appointment as Executive Vice President and Chief Financial Officer effective July 22, 2024.
(10)	Mr. Kandera separated as Chief Financial Officer effective July 22, 2024.
(11)	Represents (i) $124,430 in severance payments and (ii) benefits valued at $12,465 provided to Mr. Kandera in the form of a car provided for his business and personal use and reimbursement of all related insurance, maintenance, and fuel expenses for the car.

Narrative Disclosure to Summary Compensation Table

Elements of Compensation

Base Salary. Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions and has been established by our Board of Directors taking into account each individual’s role, responsibilities, skills, and expertise. Our Compensation Committee or Board of Directors reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions.

During 2023, we paid annual base salaries of €524,604 ($567,451) for Mr. Aldag and €403,079 ($436,001) for Mr. Kandera. During 2024, we paid annual base salaries of €524,604 ($567,621) for Mr. Aldag and €403,079 ($436,132) for Mr. Kandera, until their respective separations effective July 22, 2024. During 2024, we paid annual base salaries of €584,958 ($632,925) for Dr. Peters and $480,000 for Ms. Coelho, which may be increased by our Compensation Committee during the annual redetermination of base salaries. For additional information regarding the employment agreements of our named executive officers, see subsection entitled “Employment Arrangements with our Named Executive Officers.”

Cash Bonus. Our annual bonus program is intended to reward our named executive officers for meeting individual or corporate performance goals for a fiscal year. Corporate performance goals are established by our Compensation Committee and approved by our Board of Directors. For 2024, the corporate performance goals generally fell into the categories of clinical trial preparation and execution for our various programs, execution of our corporate refocus announced in January 2024 and providing adequate capital for the Company, and each named executive officer’s target bonus is set forth below.

Target Bonus
Name	(% of base salary)
Malte Peters	55
Joern Aldag	55
Terry Coelho	50
Reinhard Kandera	40

In evaluating management’s performance relative to corporate performance for 2024, our Compensation Committee determined to award a corporate achievement level of 100%. The bonuses for Dr. Peters and Ms. Coelho were based 100% on achievement of corporate goals. This achievement level was then used to determine each such named executive officer’s bonus, which were prorated for the portion of the year in which they were serving as executive officers. For 2024, we awarded bonuses to Dr. Peters and Ms. Coelho in the amounts of €143,032 ($154,760) and $107,385, respectively. Mr. Aldag and Mr. Kandera did not receive compensation pursuant to our annual bonus program for 2024 as a result of their respective separations in July 2024.

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

We have historically granted equity awards to our employees, including our named executive officers, in the form of options to purchase shares of our common stock. Generally, all stock option awards vest over four years, with 25% of each option award vesting upon the first anniversary of a vesting commencement date, and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to the executive officer’s continuing service relationship. In 2024, in lieu of stock options, we instead granted restricted stock unit awards to Dr. Peters and Ms. Coelho upon their appointments as our Chief Executive Officer and as our Executive Vice President and Chief Financial Officer, respectively, in July 2024.

The table below summarizes the equity awards granted to our named executive officers during fiscal year 2024.

			Number of
	Number of Stock		Restricted Stock
Name	Options		Units
Malte Peters	4,900	(1)	108,695
Joern Aldag	97,140		—
Terry Coelho	4,900	(1)	69,875
Reinhard Kandera	40,620		—
(1)	These options were granted to Dr. Peters and Ms. Coelho for their service as non-employee directors prior to their appointments as our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, respectively, in July 2024.

Employment Arrangements with our Named Executive Officers

Employment Agreement with Malte Peters

In connection with his appointment as Chief Executive Officer and President in July 2024, we entered into an employment agreement with Dr. Peters pursuant to which he provides services as Chief Executive Officer of the Company and Hookipa Biotech GmbH, the Company’s wholly owned subsidiary. Under the employment agreement, Dr. Peters receives an annual base salary of $630,000, which is subject to redetermination annually by our Compensation Committee, and he is eligible to earn annual incentive compensation of up to 55% of his base salary. Dr. Peters is also eligible to participate in the employee benefit plans available to our employees, including our stock option plan, subject to the terms of those plans. Additionally, Dr. Peters is entitled to receive reimbursement for certain business travel expenses. In the event that Dr. Peters is liable for and pays social security costs in both Germany and Austria, without any corresponding credit, we will reimburse Dr. Peters for up to €25,000 of social security costs per year. The employment agreement contains standard confidentiality, assignment of intellectual property work product and 12 months’ post-termination noncompetition, non-solicitation of employee, and non-solicitation of customer covenants.

The employment agreement provides that, in the event that Dr. Peters’ employment is terminated by us without “cause” or Dr. Peters resigns for “cause” (as defined with respect to each party in the employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, Dr. Peters will be entitled to receive (i) an amount equal to 100% of his then annual base salary, payable in 12 substantially equal installments over 12 months following his termination, reduced by the amount of any payment Dr. Peters receives in lieu of the six month notice period, and (ii) up to 12 months of continued participation in our benefit plans at active employee rates. In lieu of the payments described in the preceding sentence, in the event that Dr. Peters’ employment is terminated by us without cause or Dr. Peters resigns for cause, in either case within 12 months following a “change in control” (as defined in the employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) a lump sum payment equal to 1.5 times the sum of (A) Dr. Peters’ then current annual base salary (or Dr. Peters’ base salary in effect immediately prior to the change in control, if higher) plus (B) Dr. Peters’ target annual incentive compensation, (ii) up to 18 months of continued participation in our benefit plans at active employee rates, and (iii) full acceleration of vesting of all stock options and other stock-based awards held by Dr. Peters.

Consultancy Service Agreement with Malte Peters

In September 2023, we entered into a consultancy service agreement with Dr. Peters pursuant to which Dr. Peters served as ad interim Senior Clinical Advisor following the departure of Katia Schlienger, M.D., Ph.D., as our Chief Medical Officer effective as of September 30, 2023 and until March 2024. Under the consultancy service agreement, Dr. Peters agreed to provide up to eighty hours of consultancy services per month at an hourly rate of six-hundred Euros (€600).

Joern Aldag Employment Termination

In connection with our initial public offering, we entered into an amended and restated employment agreement with Joern Aldag, which set forth the terms of his employment with us as our Chief Executive Officer until his separation from that position on July 22, 2024, at which time we originally terminated the employment agreement with six months’ notice effective as of the end of the month—i.e., with an effective date of January 31, 2025. We subsequently entered into a Termination Agreement with Mr. Aldag dated as of August 31, 2024, in which we mutually agreed the effective date of the of the employment termination was July 31, 2024. Pursuant to the Termination Agreement, Mr. Aldag was not obligated to provide any services following July 22, 2024, but he is nonetheless required to be available to address any questions raised by us until April 30, 2026. During the period ending July 31, 2024, Mr. Aldag continued to receive his monthly base salary and all other monthly paid benefits. At the end of the Termination Period, Mr. Aldag became eligible for a lump-sum severance payment equal to 150% of his annual base salary (€786,906). Mr. Aldag also continued generally to vest in his outstanding stock options until January 31, 2025, the vesting of one grant covering 97,140 shares of common stock was accelerated in full, all other options not yet vested as of January 31, 2025 were forfeited, and the post-termination exercise period for all of his vested options expires April 30, 2026. As part of the Termination Agreement, Mr. Aldag provided us a general release of claims and acknowledged that he remained subject to the noncompete/nonsolicit provisions in his employment agreement for six months following the termination of his employment (through January 31, 2025).

Employment Agreement with Terry Coelho

In connection with her appointment as Executive Vice President and Chief Financial Officer in July 2024, we entered into an employment agreement with Ms. Coelho pursuant to which she provides services as Executive Vice President and Chief Financial Officer of the Company. Under the employment agreement, Ms. Coelho receives an annual base salary of $480,000, which is subject to redetermination annually by our Compensation Committee, and she is eligible to earn annual incentive compensation of up to 50% of her base salary. Ms. Coelho received a one-time signing bonus in the amount of $240,000, subject to repayment in the event that Ms. Coelho’s employment is terminated by the Company for “Cause” (as defined in the employment agreement) or if Ms. Coelho resigns without “Good Reason” (as defined in the employment agreement), in either case prior to the one year anniversary of her start date. Ms. Coelho is also eligible to participate in the employee benefit plans available to our employees, including our stock option plan, subject to the terms of those plans. Additionally, Ms. Coelho is entitled to receive reimbursement for certain business expenses. The employment agreement contains standard confidentiality, assignment of intellectual property work product and one year post-termination noncompetition and six months’ post-termination non-solicitation of employee and non-solicitation of customer covenants.

Under the employment agreement, we may terminate Ms. Coelho’s employment without Cause at any time, and may elect, in our sole discretion, to provide Ms. Coelho six months’ advance written notice of termination and place Ms. Coelho on a period of garden leave during such notice period, subject to Ms. Coelho’s execution and delivery of a general release of claims in our favor.

Under the employment agreement, if Ms. Coelho resigns for Good Reason or we terminate Ms. Coelho’s employment without Cause (excluding a termination on account of Ms. Coelho’s death or disability), and if such termination or resignation is not in connection with a “Change in Control” (defined as a “Sale Event” as defined in the Company’s Amended and Restated 2019 Stock Option and Incentive Plan), then Ms. Coelho will be eligible to receive (i) continued payment of her base salary for 12 months following the termination in the event we elect to provide garden leave or 18 months in the event we do not elect to provide garden leave, (ii) COBRA premium coverage for up to 12 months following the termination in the event we elect to provide garden leave or 18 months in the event we do not elect to provide garden leave, and (iii) 1.5 times Ms. Coelho’s target bonus amount for the year in which she is terminated, paid in a lump sum. As a condition to receiving the foregoing severance benefits, Ms. Coelho must sign and not revoke a general release contained in a separation agreement in the reasonable form presented by us, return all company property and confidential information in her possession, comply with her post-termination obligations, and resign from any positions held with us.

Under the employment agreement, if Ms. Coelho resigns for Good Reason or we terminate Ms. Coelho’s employment without Cause (excluding a termination on account of Ms. Coelho’s death or disability), and if such termination or resignation occurs within 3 months prior to or 12 months following the effective date of a Change in Control, then she will be entitled to the foregoing severance obligations and, in addition, she will be entitled to full acceleration of the vesting of her unvested equity awards. As a condition to receiving the foregoing severance benefits, Ms. Coelho must sign and not revoke a general release contained in a separation agreement in the reasonable form presented by us, return all company property and confidential information in her possession, comply with her post-termination obligations, and resign from any positions held with us.

Under the employment agreement, if payments and benefits payable to Ms. Coelho in connection with a Change in Control are subject to Section 4999 of the Internal Revenue Code of 1986, as amended, then such payments and benefits will be reduced to an amount determined by us in good faith to be the maximum amount that may be provided to Ms. Coelho so that the Section 4999 excise tax does not apply or Ms. Coelho receives the greater economic benefit notwithstanding that some or all of the payment or benefit may be subject to excise tax.

Reinhard Kandera Employment Termination

In connection with our initial public offering, we entered into an amended and restated employment agreement with Reinhard Kandera, which set forth the terms of his employment with us as our Chief Financial Officer until his separation from that position on July 22, 2024, at which time we terminated the employment agreement with six months’ notice effective as of the end of the month—i.e., with an effective date of January 31, 2025. We entered into a Termination Agreement with Mr. Kandera dated as of September 17, 2024. Pursuant to the Termination Agreement, Mr. Kandera was not obligated to provide any services following July 22, 2024 through January 31, 2025 (the “Termination Period”), during which period he was generally free to provide services as a consultant to others (exclusive of any competing business) but was nonetheless required to be available to address any questions raised by us. Upon execution of the Termination Agreement, Mr. Kandera became eligible for a settlement payment of €115,000, which was paid in September 2024. During the Termination Period, Mr. Kandera continued to receive his monthly base salary (€28,791) and all other monthly paid benefits, and he retained his company car though our obligation to cover the cost of fuel for the car ceased on September 15, 2024. Had Mr. Kandera accepted new employment elsewhere, we would have been eligible to end the Termination Period upon two weeks’ notice. At the end of the Termination Period, Mr. Kandera became eligible for a lump-sum severance payment equal to 100% of his annual base salary (€403,079). Mr. Kandera also continued to vest in his outstanding stock options during the Termination Period, and all such options remained exercisable for three months following the end of the Termination Period (through April 30, 2025). As part of the Termination Agreement, Mr. Kandera provided us a general release of claims and acknowledged that he remained subject to the noncompete/nonsolicit provisions in his employment agreement for six months following the Termination Period (through July 31, 2025).

Additional Narrative Disclosure

401(k) Plan. We maintain a tax-qualified retirement plan that provides eligible U.S. employees, including our named executive officers, with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The retirement plan is intended to qualify under Section 401(a) of the Code. We match 100% of employee contributions, up to 4 percent of each employee’s compensation (as defined in the plan).

Health and Welfare Benefits. All of our full-time employees, including our executive officers, are eligible to participate in certain medical, disability and life insurance benefit programs offered by us.

Clawbacks

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the CEO and Chief Financial Officer may be legally required to reimburse our Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002, as amended.

In addition, our Board of Directors adopted the HOOKIPA Pharma Inc. Clawback Policy (“Clawback Policy”), which is intended to comply with the final clawback rules adopted by the SEC pursuant to Section 10D and Rule 10D-1 of the Exchange Act and the related Nasdaq listing requirements. The Clawback Policy requires the Company to recover any erroneously awarded incentive-based compensation received by our current and former executive officers in the event that we are required to prepare an accounting restatement. The recovery of such compensation applies regardless of whether an executive officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, we may recoup from current or former executive officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement. A copy of the Clawback Policy is filed as an exhibit to the Original Form 10-K.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards held by each of the named executive officers as of December 31, 2024.

			Option Awards				Stock Awards
							Number
			Number of	Number of			of shares
			Securities	Securities			or units of	Market value
			Underlying	Underlying			stock that	of shares or
	Vesting		Unexercised	Unexercised	Option	Option	have not	units of stock
	Commencement		Options (#)	Options (#)	Exercise	Expiration	vested	that have not
Name	Date		Exercisable	Unexercisable	Price ($)	Date	(#)	vested ($)(1)
Malte Peters	6/9/2023	(2)	2,600	2,600	10.10	6/8/2033	—	—
	6/17/2024	(3)	—	4,900	7.10	6/16/2033	—	—
	7/22/2024	(4)	—	—	—	—	108,695	218,477
Joern Aldag(5)	6/29/2018	(6)	39,585	—	1.00	4/30/2026	—	—
	4/17/2019	(7)	60,465	—	140.00	4/30/2026	—	—
	4/20/2020	(7)	20,000	—	80.30	4/30/2026	—	—
	4/19/2021	(7)	19,463	1,297	120.00	4/30/2026	—	—
	2/1/2022	(6)	3,985	—	15.00	4/30/2026	—	—
	4/19/2022	(7)	18,925	8,600	16.60	4/30/2026	—	—
	6/30/2022	(7)	18,925	8,600	16.60	4/30/2026	—	—
	4/14/2023	(7)	22,470	28,890	10.00	4/30/2026	—	—
	4/15/2024	(8)	—	97,140	7.60	4/30/2026	—	—
Tery Coelho	6/9/2023	(2)	2,600	2,600	10.10	6/8/2033	—	—
	6/17/2024	(3)	—	4,900	7.10	6/16/2033	—	—
	7/22/2024	(4)	—	—	—	—	69,875	140,449
Reinhard Kandera(9)	6/29/2018	(6)	10,924	—	1.00	4/30/2025	—	—
	4/17/2019	(7)	8,764	—	140.00	4/30/2025	—	—
	4/20/2020	(7)	7,740	—	80.30	4/30/2025	—	—
	4/19/2021	(7)	6,497	433	120.00	4/30/2025	—	—
	2/1/2022	(6)	2,342	—	15.00	4/30/2025	—	—
	4/19/2022	(7)	6,390	2,905	16.60	4/30/2025	—	—
	6/30/2022	(7)	6,390	2,905	16.60	4/30/2025	—	—
	4/14/2023	(7)	9,397	12,083	10.00	4/30/2025	—	—
	4/15/2024	(7)	—	40,620	7.60	4/30/2025	—	—
(1)	This column represents the fair market value of a share of our Common Stock of $2.01 as of December 31, 2024, which was the closing price of our Common Stock as reported on the Nasdaq Capital Market on December 31, 2024, multiplied by the amount shown in the column “Stock Awards—Number of shares or units of stock that have not vested.”
(2)	Each option vests with respect to 1/3 of the shares upon the first anniversary of the vesting commencement date, with the remaining shares vesting in 8 equal quarterly installments thereafter, subject to the executive’s continuing service relationship.
(3)	Each option vests on the earlier to occur of (i) June 17, 2025 and (ii) the date of the Company’s 2025 annual meeting of stockholders, subject to the executive’s continuing service relationship.
(4)	Each RSU award vests in two equal installments on July 22, 2025 and July 22, 2026, subject to the executive’s continuing service relationship.
(5)	Pursuant to the terms of the termination agreement we entered into with Mr. Aldag in connection with his separation as Chief Executive Officer and President effective July 22, 2024, vesting of Dr. Aldag’s equity awards continued to vest until January 31, 2025, and the post-termination exercise period for each option will end on April 30, 2026. All options that were not vested as of January 31, 2025 expired.
(6)	Each option was vested in full upon grant.
(7)	Each option vests with respect to 25% of the shares upon the first anniversary of the vesting commencement date, with the remaining shares vesting in 12 equal quarterly installments thereafter, subject to the executive’s continuing service relationship.
(8)	Pursuant to the terms of the termination agreement we entered into with Mr. Aldag in connection with his separation as Chief Executive Officer and President effective July 22, 2024, vesting of these options accelerated in full effective as of January 31, 2025.
(9)	Pursuant to the terms of the termination agreement we entered into with Mr. Kandera in connection with his separation as Chief Financial Officer effective July 22, 2024, vesting of Mr. Kandera’s equity awards continued to vest until January 31, 2025, and the post-termination exercise period for each option will end on April 30, 2025.

Director Compensation

Non-Employee Director Compensation

The following table sets forth the compensation that was paid or earned by our non-employee directors during the year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity or non-equity awards to, or pay any other compensation to any of the other non-employee members of our Board of Directors in the year ended December 31, 2024. Joern Aldag, our former Chief Executive Officer and President and a former member of our Board of Directors, and Reinhard Kandera, our former Chief Financial Officer and a former member of our Board of Directors, each did not receive any compensation for their service as members of our Board of Directors during 2024. Malte Peters, our Chief Executive Officer and President and a member of our Board of Directors, and Terry Coelho, our Executive Vice President and Chief Financial Officer and a member of our Board of Directors, each did not receive any compensation for their service as members of our Board of Directors following their respective appointments to such officer positions on July 22, 2024. Mr. Aldag’s, Mr. Kandera’s, Dr. Peters’ and Ms. Coelho’s compensation for service as an employee or consultant, as applicable, for fiscal year 2024 is presented above in the “Summary Compensation Table.”

	Fees earned
	or paid in	Option
Name	cash ($)	awards ($)(1)	Total ($)
Jan van de Winkel(2)	58,016	56,972	114,988
Julie O’Neill(3)	61,508	28,486	89,994
Malte Peters(4)	24,630	28,486	53,116
Terry Coelho(5)	33,587	28,486	62,073
David R. Kaufman(6)	52,832	28,486	81,317
Timothy Reilly(7)	34,147	28,486	62,633
Sean A. Cassidy(8)	28,174	51,356	79,530
(1)	Amounts reflect the grant-date fair value of option awards granted in 2024 in accordance with FASB ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 13 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on February 28, 2025. These amounts do not correspond to the actual value that may be recognized by the executives upon vesting or exercise of the option awards, or subsequent sale of shares acquired pursuant to the option awards.
(2)	Dr. van de Winkel resigned as a member of the Board of Directors effective August 30, 2024, and his cash fees for service as a director are pro-rated for the period of the year during which he served as a director. As of December 31, 2024, Dr. van de Winkel held unexercised options to purchase 33,916 shares, 9,800 of which will not vest and all of which will expire on August 30, 2025 as a result of Dr. van de Winkel’s resignation.
(3)	Ms. O’Neill was appointed Chair of the Board of Directors following Dr. van de Winkel’s resignation, effective as August 30, 2024. As of December 31, 2024, Ms. O’Neill held unexercised options to purchase 14,300 shares.
(4)	Dr. Peters was appointed Chief Executive Officer and President effective July 22, 2024, and his cash fees for service as a director are pro-rated for the period of the year during which he served as a non-employee director. As of December 31, 2024, Dr. Peters held unexercised options to purchase 10,100 shares.
(5)	Ms. Coelho was appointed Executive Vice President and Chief Financial Officer effective July 22, 2024, and her cash fees for service as a director are pro-rated for the period of the year during which she served as a non-employee director. As of December 31, 2024, Ms. Coelho held unexercised options to purchase 10,100 shares.
(6)	As of December 31, 2024, Dr. Kaufman held unexercised options to purchase 13,340 shares.
(7)	Dr. Reilly resigned as a member of the Board of Directors effective August 30, 2024. As of December 31, 2024, Dr. Reilly held unexercised options to purchase 11,500 shares, 4,900 of which will not vest and all of which will expire on August 30, 2025 as a result of Dr. Reilly’s resignation.
(8)	As of December 31, 2024, Mr. Cassidy held unexercised options to purchase 9,800 shares.

Narrative Disclosure to Director Compensation Table

Non-Employee Director Compensation Policy

Our Board of Directors has adopted a non-employee director compensation policy that is designed to provide a total compensation package that enables us to attract and retain, on a long-term basis, high caliber non-employee directors. Under the policy, all non-employee directors are paid cash compensation, as set forth below:

Annual
Retainer ($)
Board of Directors:
All non-employee members	40,000
Additional retainer for Non-Executive Chair of the Board	30,000
Audit Committee:
Chair	15,000
Non-Chair members	7,500
Compensation Committee:
Chair	10,000
Non-Chair members	5,000
Nominating and Corporate Governance Committee:
Chair	7,500
Non-Chair members	4,000
Science and Technology Committee:
Chair	7,500
Non-Chair members	4,000

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

In addition, under the policy in effect until March 2024, upon his or her election to the board of directors, each non-employee director was entitled to receive an initial, one-time stock option grant to purchase 1,920 shares of our common stock, which will vest in equal monthly installments over three years, subject to continued service as a member of the board of directors. In addition, each continuing non-employee member of the board was entitled to receive, at the time of the Company’s annual meeting, an annual grant of options to purchase 960 shares of our common stock (or, for the Non-Executive Chair of our Board, 1,920 shares of our common stock), which will vest in full upon the earlier of the first anniversary of the date of grant or the date of the next annual meeting of the Company’s stockholders, subject to continued service as a member of the board of directors through such date. Each of the foregoing grants will vest in full upon the death or disability of the applicable director or upon a change in control of the Company. In addition, any stock options awarded to non-employee directors pursuant to the non-employee director compensation policy will be exercisable until the earlier of one year following the termination of the director’s service on the board of directors or the original expiration date of the option.

In March 2024, the policy was amended to provide that each non-employee director will receive an initial, one-time stock option grant to purchase 9,800 shares of our common stock and each continuing non-employee member of the board will receive, at the time of the Company’s annual meeting, an annual grant of options to purchase 4,900 shares of our common stock (or, for the Non-Executive Chair of our Board, 9,800 shares of our common stock).

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, the Company grants stock options and restricted stock units (“RSUs”) to its employees, including the named executive officers. Historically, the Company has granted new-hire option awards on or soon after a new hire’s employment start date and annual refresh employee option grants in the second quarter of each fiscal year, which refresh grants are typically approved at the regularly scheduled meeting of the Compensation Committee and the Board occurring in such quarter. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of the Company’s stockholders, respectively, pursuant to the non-employee director compensation policy described above. The Company does not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee and the Board consider whether there is any material nonpublic information about the Company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to the Company’s public disclosure of material nonpublic information. The Company has not timed the release of material nonpublic information for the purpose of affecting the value of executive compensation.

The following table is being provided pursuant to Item 402(x)(2) of Regulation S-K.

						Percentage change in the closing
						market price of the securities
						underlying the award between
						the trading day ending
						immediately prior to the
						disclosure of material nonpublic
						information and the trading day
						beginning immediately following
		Number of securities		Exercise price of the	Grant date fair	the disclosure of material
Name	Grant date	underlying the award		award ($/Sh)	value of the award	nonpublic information
(a)	(b)	(c)		(d)	(e)	(f)
Malte Peters	June 17, 2024	4,900	(1)	$7.10	$28,486	(7.9)%
Terry Coelho	June 17, 2024	4,900	(1)	$7.10	$28,486	(7.9)%
(1)	These awards were made one business day before the Company filed a Current Report on Form 8-K reporting the results the Company’s 2024 annual meeting of stockholders. The award was made pursuant to the Company’s non-employee director compensation policy providing for the annual grant of options to each continuing non-employee member of the Board of Directors at the time of the Company’s annual meeting. Dr. Peters and Ms. Coelho were named our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, respectively, effective July 22, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents aggregate summary information as of December 31, 2024, regarding the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans:

	Column (A)	Column (B)	Column (C)
Number of
Securities
Remaining
	Number of		Available for
	Securities to be		Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights(1)	and Rights(2)	in Column A)
Equity Compensation Plans Approved by Stockholders(3)	1,418,497	31.01	0
Equity Compensation Plans Not Approved by Stockholders(4)	40,000	8.51	10,000
Total(5)	1,458,497	30.19	10,000
(1)	Includes shares issuable upon exercise of outstanding options and shares issuable upon settlement of outstanding restricted stock units (“RSUs”).
(2)	The weighted average exercise price is calculated based solely on outstanding stock options, and does not take into account stock underlying RSUs, which have no exercise price.

(3)	Includes the following plans: our 2019 Stock Option and Incentive Plan (our “2019 Plan”), our 2018 Stock Option and Grant Plan (our “2018 Plan”) and our 2019 Employee Stock Purchase Plan (our “ESPP”).
(4)	Includes the HOOKIPA Pharma Inc. 2023 Inducement Plan (the “2023 Inducement Plan”). On April 7, 2023, our Board of Directors adopted the 2023 Inducement Plan pursuant to which we reserved 50,000 shares of common stock for issuance. The 2023 Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, and dividend equivalent rights to eligible individuals. In accordance with Nasdaq Marketplace Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to individuals not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. Awards granted under the 2023 Inducement Plan must be approved by either a majority of our independent directors or our Compensation Committee. Subject to applicable law and Nasdaq rules, our Board of Directors or Compensation Committee may, in its discretion, delegate to a committee consisting of one or more officers of the Company including the Chief Executive Officer of the Company the authority and duties with respect to the granting of awards to individuals who are (i) not subject to the reporting and other provisions of Section 16 of the Exchange Act and (ii) not members of the Compensation Committee.
(5)	As of December 31, 2024, a total of 1,202,548 shares of our common stock have been reserved for issuance pursuant to our 2019 Plan. Our 2019 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase on January 1, 2020, and each January 1 thereafter, by the lesser of (i) 4.0% of the number of shares of our common stock and Class A common stock issued and outstanding on the immediately preceding December 31, or (ii) such lesser number of shares as determined by our Compensation Committee. In addition, shares underlying any awards under our 2019 Plan or our 2018 Plan that are forfeited, canceled, held back upon exercise to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated shall be added back to the shares available for issuance under our 2019 Plan. As of December 31, 2024, a total of 216,156 shares of our common stock have been reserved for issuance pursuant to our ESPP. Our ESPP provides that the number of shares reserved and available for issues under the plan will automatically increase on January 1, 2020, and each January 1 thereafter through January 1, 2029, by the least of (i) 785,905 shares of common stock, (ii) 1% of the outstanding number of shares of our common stock and Class A common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares as determined by our ESPP administrator. We no longer make any awards pursuant to our 2018 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the amount of common stock of the Company beneficially owned, directly or indirectly, as of March 31, 2025 by (i) each current director of the Company, (ii) each named executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who is known to the Company to beneficially own more than five percent (5%) of the outstanding shares of common stock of the Company, as determined through SEC filings and the Company’s records, and the percentage of the common stock outstanding represented by each such amount. All shares of common stock shown in the table reflect sole voting and investment power except as otherwise noted.

Beneficial ownership is determined by the rules of the SEC and includes voting or investment power of the securities. As of March 31, 2025, the Company had 9,671,722 shares of common stock outstanding. Shares of common stock subject to options to purchase, which are now exercisable or are exercisable, or restricted stock units vesting within 60 days after March 31, 2025 are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these options or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each person listed below is c/o HOOKIPA Pharma Inc, 350 Fifth Avenue, 72nd Floor, Suite 7240, New York, New York 10118, +43 1 890 63 60.

	Number of	Percentage
	Shares	of Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned (%)
Gilead Sciences, Inc.(1)	1,875,945	19.40
Baker Bros. Advisors LP(2)	983,214	9.99
Invus Public Equities, L.P.(3)	566,640	5.86
Knoll Capital Management, LLC(4)	551,738	5.70
Directors and Named Executive Officers
Malte Peters(5)	3,035	*
Joern Aldag(6)	308,153	3.09
Terry Coelho(7)	3,035	*
Reinhard Kandera(8)	62,753	*
Sean Cassidy	—	—
David R. Kaufman(9)	8,897	*
Julie O’Neill(10)	9,896	*
All executive officers and directors as a group (5 persons)(11)	24,863	*
*	Represents holdings of less than 1%.

(1)	Information herein is based on a Schedule 13G/A filed with the SEC on December 22, 2023 by Gilead Sciences, Inc. (“Gilead”), however, the information reflected herein has been adjusted for the Company’s 1-for-10 reverse stock split effective as of July 9, 2024. The address for Gilead is 333 Lakeside Drive, Foster City, California 94404.
(2)	Information herein is based on a Schedule 13D filed with the SEC on June 14, 2024 by Baker Bros. Advisors LP (the “Adviser”), Baker Bros. Advisors (GP) LLC (the “Adviser GP”), Felix J. Baker and Julian C. Baker (collectively, “Baker Bros.”), however, the information reflected herein has been adjusted for the Company’s 1-for-10 reverse stock split effective as of July 9, 2024. These securities are held directly by 667, L.P. (“667”) and Baker Brothers Life Sciences, L.P. (“Life Sciences,” and together with 667, the “Funds”) and include 170,400 shares of Common Stock issuable upon the conversion of Series A-2 Preferred Stock held by the Funds. The sole general partner of 667 is Baker Biotech Capital, L.P., a limited partnership the sole general partner of which is Baker Biotech Capital (GP), LLC. Julian C. Baker and Felix J. Baker are the managing members of Baker Biotech Capital (GP), LLC. The sole general partner of Life Sciences is Baker Brothers Life Sciences Capital, L.P., a limited partnership the sole general partner of which is Baker Brothers Life Sciences Capital (GP), LLC. Julian C. Baker and Felix J. Baker are the managing members of Baker Brothers Life Sciences Capital (GP), LLC. The Adviser GP is the sole general partner of the Adviser. Julian C. Baker and Felix J. Baker are the managing members of the Adviser GP. Pursuant to management agreements, as amended, among the Adviser, the Funds, and their respective general partners, the Funds’ respective general partners relinquished to the Adviser all discretion and authority with respect to the investment and voting power of the securities held by the Funds, and thus the Adviser has complete and unlimited discretion and authority with respect to the Funds’ investments and voting power over investments. The address for Baker Bros. is 860 Washington Street, 3rd Floor, New York, NY 10014.
(3)	Information herein is based on a Schedule 13G/A filed with the SEC on August 2, 2024 by Invus Public Equities, L.P. (“Invus Public Equities”). Invus Public Equities Advisors, LLC (“Invus PE Advisors”), as the general partner of Invus Public Equities, controls Invus Public Equities and, accordingly, may be deemed to beneficially own the shares held by Invus Public Equities. Invus Global Management, LLC (“Invus Global Management”), as the managing member of Invus PE Advisors, controls Invus PE Advisors and, accordingly, may be deemed to beneficially own the shares that Invus PE Advisors may be deemed to beneficially own. Siren, L.L.C. (“Siren”) as the managing member of Invus Global Management, controls Invus Global Management and, accordingly, may be deemed to beneficially own the shares that Invus Global Management may be deemed to beneficially own. Mr. Raymond Debbane, as the managing member of Siren, controls Siren and, accordingly, may be deemed to beneficially own the shares that Siren may be deemed to beneficially own. The address of Invus Public Equities, L.P. is 750 Lexington Avenue, 30th Floor, New York, NY 10022.
(4)	Information herein is based on a Schedule 13G filed with the SEC on June 20, 2023 by Knoll Capital Management, LLC (“KCM”), Fred Knoll (“Knoll”) and Gakasa Holdings, LLC (“Gakasa”), however, the information reflected herein has been adjusted for the Company’s 1-for-10 reverse stock split effective as of July 9, 2024. Gakasa beneficially owns 5,517,385 shares of Common Stock. Each of KCM and Knoll beneficially own 5,517,385 shares of Common Stock. KCM has trading authority for Gakasa, and Knoll is the President of KCM. KCM, Knoll and Gakasa share the power to vote or direct the vote of those shares of Common Stock owned by Gakasa. The principle business address for each of KCM, Knoll and Gakasa is 201 S. Biscayne Blvd suite 800, Miami, FL 33131.
(5)	Consists of options to purchase 3,035 shares of common stock that are exercisable within 60 days of March 31, 2025.
(6)	Consists of (i) 7,195 shares of common stock and (ii) 300,958 shares of common stock that are exercisable within 60 days of March 31, 2025. Dr. Aldag separated as Chief Executive Officer effective July 22, 2024, and his outstanding stock options will expire and no longer be exercisable on April 30, 2026.
(7)	Consists of options to purchase 3,035 shares of common stock that are exercisable within 60 days of March 31, 2025.
(8)	Consists of (i) 4,309 shares of common stock and (ii) options to purchase 58,444 shares of common stock that are exercisable within 60 days of March 31, 2025. Mr. Kandera separated as Chief Financial Officer effective July 22, 2024 and his outstanding stock options will expire and no longer be exercisable on April 30, 2025.
(9)	Consists of (i) 457 shares of common stock, and (ii) options to purchase 8,440 shares of common stock that are exercisable within 60 days of March 31, 2025.
(10)	Consists of (i) 496 shares of common stock, and (ii) options to purchase 9,400 shares of common stock that are exercisable within 60 days of March 31, 2025.
(11)	Consists of (i) 953 shares of common stock, and (ii) options to purchase 23,910 shares of common stock that are exercisable within 60 days of March 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Related Person Transactions

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this Proxy Statement and the transactions described below, since January 1, 2023 there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions.

Gilead Collaboration Agreement

In June 2018, we entered into a collaboration and license agreement with Gilead Sciences, Inc. (“Gilead”), a holder of greater than five percent of our capital stock, which was subsequently amended and restated in February 2022 (as amended, the “Gilead Collaboration Agreement”), whereby we and Gilead agreed to collaborate with respect to two preclinical research programs to evaluate potential vaccine products for the treatment, cure, diagnosis or prevention of HBV and HIV. Under the Gilead Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platforms. Upon entering into the agreement in June 2018, we received a non-refundable $10.0 million upfront payment from Gilead, and upon signing the amended and restated agreement in February 2022, we received a program initiation fee of $15.0 million. Gilead is also obligated to make additional payments to us upon the achievement of pre-clinical, development and commercial milestones. The development milestones amount to $140.0 million for the HBV program, and up to $172.5 million for the HIV program, inclusive of a $10.0 million program completion fee, payable upon Gilead’s exercise of the option to pursue further development activities post Phase 1b. The commercial milestones amount to a total of $50.0 million for the HBV program, and $65.0 million for the HIV program. Additionally, Gilead is obligated to pay royalties on net sales for each program.

Gilead Stock Purchase Agreement and Registration Rights Agreement

In February 2022, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Gilead, a holder of greater than five percent of our capital stock, that requires Gilead, at our option, to purchase up to $35.0 million of our common stock. On February 15, 2022, Gilead purchased an initial amount of 166,666 shares of our common stock in exchange for $5.0 million in cash at a purchase price per share equal to $30.00. On December 20, 2023, the parties amended and restated the Stock Purchase Agreement (the “Amended Stock Purchase Agreement”) and Gilead purchased 1,500,000 shares of our common stock in exchange for approximately $21.3 million in cash at a purchase price per share equal to $14.167. Pursuant to the terms of the Amended Stock Purchase Agreement, we may require Gilead to purchase the balance of the $8.7 million of common stock as participation in potential future equity raises. Our right to sell shares of our common stock to Gilead is subject to specified limitations, including a limitation that prevents us from requesting purchases of shares of common stock by Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead. Pursuant to the terms of the Stock Purchase Agreement, we and Gilead agreed to enter into a registration rights agreement, which we entered into in June 2022, obligating us to file a registration statement on Form S-3 to register for resale any additional purchases of common stock within four months of any additional purchases of common stock by Gilead.

Consultancy Service Agreement with Non-Employee Directors

We previously entered into a consultancy service agreement with Malte Peters, our current Chief Executive Officer and President and a member of our Board of Directors. For more information regarding this consultancy service agreement, see the section titled “Executive Compensation — Narrative Disclosure to Summary Compensation Table — Consultancy Service Agreement with Malte Peters.”

Employment Agreements

We have entered into employment agreements or offer letter agreements with our executive officers. For more information regarding our agreements with our named executive officers, see the section titled “Executive Compensation — Narrative Disclosure to Summary Compensation Table — Employment Arrangements With Our Named Executive Officers.”

Policies for Approval of Related Party Transactions

Our Board of Directors reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. We have adopted a formal written policy that our executive officers, directors, holders of more than five percent of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our Board of Directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, holders of more than 5% of any class of our voting securities, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee will consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, but not limited to, whether the transaction will be on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Board Independence

Our Board of Directors has determined that each of our directors, except for Malte Peters, who serves as our Chief Executive Officer and President, and Terry Coelho, who serves as our Executive Vice President and Chief Financial Officer, has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent within the meaning of the director independence standards of Nasdaq and the SEC. At least annually, our Board of Directors will evaluate all relationships between us and each director in light of relevant facts and circumstances for the purposes of determining whether a material relationship exists that might signal a potential conflict of interest or otherwise interfere with such director’s ability to satisfy his or her responsibilities as an independent director. Based on this evaluation, our Board of Directors will make an annual determination of whether each director is independent within the meaning of Nasdaq and SEC independence standards.

Our Board of Directors has further determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent within the meaning of applicable Nasdaq and SEC committee independence standards.

Item 14. Principal Accountant’s Fees and Services

Independent Registered Public Accounting Firm Fees

The following is a summary and description of fees incurred by PwC Wirtschaftsprüfung GmbH for the fiscal years ended December 31, 2024 and 2023.

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Fee Category	($)	($)
Audit Fees(1)	452,724	509,727
Audit-Related Fees(2)	155,276	520,469
All Other Fees(3)	141,276	—
Total	749,276	1,030,196
(1)	“Audit Fees” consist of fees for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements and other professional services provided in connection with regulatory filings. The Audit Fees incurred by PwC Wirtschaftsprüfung GmbH for the fiscal years ended December 31, 2024 and 2023 have been converted to USD at exchange rates valid at the time of the respective accounting entry, based on the exchange rates published by the Federal Reserve Bank.
(2)	“Audit-Related Fees” for the years ended December 31, 2024 and December 31, 2023 consist of fees for our follow-on financing which closed in June 2023, our PIPE transaction which closed in December 2023, and preparations for a planned follow-on financing in June 2024.
(3)	“All Other Fees” for the year ended December 31, 2024 consist of due diligence related fees for planned M&A activities.

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

All of the services rendered by PwC Wirtschaftsprüfung GmbH with respect to the 2024 and 2023 fiscal years were pre-approved by the audit committee in accordance with this policy.

Part IV

Item 15. Exhibits.

(1) Financial Statements and Financial Statement Schedules

No financial statements or supplemental data are filed with this Amendment. See the index to the financial statements included in the Original 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto in the Original 10-K.

(3) Exhibits.

The following is a list of exhibits filed as part of this Amendment.

Exhibit Number	Description

31.3*

Certificate of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*

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

HOOKIPA Pharma Inc.

Date: April 30, 2025	By:	/s/ Malte Peters
Malte Peters
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors and officers of HOOKIPA Pharma Inc. (the “Company”), hereby severally constitute and appoint Malte Peters and Terry Coelho, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Malte Peters	Chief Executive Officer and Director	April 30, 2025
Malte Peters	(Principal Executive Officer)

/s/ Terry Coelho	Executive Vice President, Chief Financial Officer and Director	April 30, 2025
Terry Coelho	(Principal Financial and Accounting Officer)

/s/ Julie O’Neill
Julie O’Neill	Chairwoman of the Board	April 30, 2025

/s/ David Kaufman
David Kaufman	Director	April 30, 2025

/s/ Sean Cassidy
Sean Cassidy	Director	April 30, 2025