Form 10-Q
period 2025-03-31
HOOKIPA Pharma Inc.
filed 2025-05-15
CIK 1760542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 9,789,622 shares of common stock and 2,399,517 shares of Class A common stock outstanding, each $0.0001 par value per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the success, cost and timing of our product development activities and clinical trials;
●	the substantial doubt regarding our ability to continue as a going concern;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological Licensing Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	the potential benefits of and our ability to maintain our collaboration with Gilead Sciences, Inc. and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our non-replicating and replicating technologies and the product candidates based on these technologies, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	regulatory developments in the United States and foreign countries;
●	competitive companies and technologies in our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the accuracy of our estimates of our annual total addressable market, future revenue, expenses, capital requirements and needs for additional financing;

●	the success and timing of strategic alternatives and the development of infectious disease therapies in partnership with other companies;
●	our expectations about market trends; and
●	our ability to comply with Nasdaq listing rules.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission (“SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$40,276	$39,684
Restricted cash	100	98
Accounts receivable	545	290
Receivable research incentives	7,762	23,380
Assets held for sale	2,332	2,216
Prepaid expenses and other current assets	9,076	14,997
Total current assets	60,091	80,665
Non-current assets:
Restricted cash	104	104
Property, plant and equipment, net	98	179
Operating lease right of use assets	588	885
Prepaid expenses and other non-current assets	375	712
Total non-current assets	1,165	1,880

Total assets	$61,256	$82,545

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,670	$8,687
Deferred revenues	3,633	4,762
Operating lease liabilities, current	312	552
Accrued expenses and other current liabilities	9,022	10,652
Total current liabilities	16,637	24,653
Non-current liabilities
Operating lease liabilities, non-current	284	323
Deferred revenues, non-current	567	725
Other non-current liabilities	9,688	5,630
Total non-current liabilities	10,539	6,678
Total liabilities	27,176	31,331

Commitments and contingencies (Note 13)

Stockholders’ equity(1):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; Series A convertible preferred stock, 2,978 shares designated, 370 shares outstanding at March 31, 2025 and December 31, 2024, respectively; Series A-1 convertible preferred stock, 15,800 shares designated, 10,800 shares outstanding at March 31, 2025 and December 31, 2024, respectively; Series A-2 convertible preferred stock, 15,268 shares designated, and 15,268 shares outstanding at March 31, 2025 and December 31, 2024, respectively	0	0
Common stock, $0.0001 par value; 40,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 9,671,722 shares and 9,655,022 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Class A common stock, $0.0001 par value; 3,900,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 2,399,517 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	0	0
Additional paid-in capital	468,711	469,064
Accumulated other comprehensive loss	(6,441)	(5,087)
Accumulated deficit	(428,191)	(412,764)
Total stockholders’ equity	34,080	51,214

Total liabilities and stockholders’ equity	$61,256	$82,545

(1) Share amounts have been restated to reflect the one-for-ten reverse stock split effected in July 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2025	2024
Revenue from collaboration and licensing	$2,004	$36,599
Operating expenses:
Research and development	(12,859)	(20,168)
General and administrative	(6,886)	(4,056)
Restructuring	(133)	(1,269)
Total operating expenses	(19,878)	(25,493)
(Loss) income from operations	(17,874)	11,106
Other income (expense):
Grant income	$227	$2,233
Interest income	236	1,331
Interest expense	—	(2)
Other income (expense), net	1,984	(285)

Total other income, net	2,447	3,277

Net (loss) income before tax	(15,427)	14,383

Income tax expense	—	(0)

Net (loss) income	(15,427)	14,383

Other comprehensive loss:
Foreign currency translation (loss) gain, net of tax	(1,354)	531
Comprehensive (loss) income	$(16,781)	$14,914

Net (loss) income per share — basic(1)	$(1.23)	$1.15
Net (loss) income per share — diluted(1)	$(1.23)	$1.14

(1) Per share amounts have been restated to reflect the one-for-ten reverse stock split effected in July 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

								Accumulated
	Convertible		Common Stock				Additional	Other		Total
	Preferred Stock		Common Stock(1)		Class A Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2024	26,438	$0	9,655,022	$1	2,399,517	$0	$469,064	$(5,087)	$(412,764)	$51,214
Issuance of common stock upon vesting of restricted stock	—	—	16,700	0	—	—	(0)	—	—	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,354)	—	(1,354)
Stock-based compensation income	—	—	—	—	—	—	(353)	—	—	(353)
Net loss	—	—	—	—	—	—	—	—	(15,427)	(15,427)
Balances as of March 31, 2025	26,438	$0	9,671,722	$1	2,399,517	$0	$468,711	$(6,441)	$(428,191)	$34,080

Balances as of December 31, 2023	26,438	$0	9,655,059	$1	2,399,517	$0	$467,050	$(7,933)	$(369,261)	$89,857
Fractional shares retired as a result of reverse split	—	—	(37)	(0)	—	—	(0)	—	—	(0)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	531	—	531
Stock-based compensation income	—	—	—	—	—	—	(249)	—	—	(249)
Net income	—	—	—	—	—	—	—	—	14,383	14,383
Balances as of March 31, 2024	26,438	$0	9,655,022	$1	2,399,517	$0	$466,801	$(7,402)	$(354,878)	$104,522

(1) All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the one-for-ten reverse stock split effected in July 2024 on a retroactive basis for all periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOOKIPA PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2025	2024
Operating activities:
Net (loss) income	$(15,427)	$14,383
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation income	(353)	(249)
Depreciation and amortization expense	389	640
Other non-cash items	37	—
Changes in operating assets and liabilities:
Accounts receivable	(231)	(9,442)
Receivable research incentives	16,199	(2,233)
Prepaid expenses and other current assets	6,285	992
Prepaid expenses and other non-current assets	360	(93)
Accounts payable	(7,202)	(669)
Deferred revenues	(1,485)	(26,300)
Operating lease liabilities	(322)	(330)
Accrued expenses and other liabilities	(1,919)	(855)
Other non-current liabilities	3,721	—
Net cash provided by (used in) operating activities	52	(24,156)

Investing activities:
Purchases of property and equipment	(20)	(116)

Net cash used in investing activities	(20)	(116)

Financing activities:
Payments for deferred offering costs	—	(135)

Net cash used in financing activities	—	(135)

Net increase (decrease) in cash, cash equivalents and restricted cash	32	(24,407)

Cash, cash equivalents and restricted cash at beginning of period	39,886	117,521
Effect of exchange rate changes on cash, cash equivalents and restricted cash	562	(159)
Cash, cash equivalents and restricted cash at end of period	$40,480	$92,955

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$(0)

Supplemental disclosure of non-cash financing activities:
Property and equipment additions in accounts payable and accrued expenses	$—	$41
Lease assets derecognized upon lease modification	$12	$—

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

The consolidated balance sheet as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations, and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three months ended March 31, 2025 and 2024 and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement for interim reporting. Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). The results for any interim period are not necessarily indicative of results for any future period.

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

Since inception, the Company’s activities have consisted primarily of performing research and development to advance its technologies. The Company is still in the development phase and has not been marketing its technologies to date. Through March 31, 2025, the Company has funded its operations with proceeds from sales of common stock, sales of convertible preferred stock, sales of redeemable convertible preferred stock, collaboration and licensing agreements, grants and borrowings under various agreements with foreign public funding agencies. Since inception, the Company has incurred recurring losses, including a net loss of $15.4 million for the three months ended March 31, 2025 and $43.5 million for the year ended December 31, 2024. As of March 31, 2025, the Company had an accumulated deficit of $428.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the filing date of this Quarterly Report on Form 10-Q, the Company’s expectation to generate negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending and the pursuit of additional capital. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Reverse stock split

On July 9, 2024, the Company effected a reverse stock split of the outstanding shares of its common stock on a one-for-ten (1:10) basis (the “Reverse Stock Split”). The Reverse Stock Split became effective at 5:00 p.m. Eastern Time on July 9, 2024 (the “Effective Time”) via a certificate of amendment to the Company’s Certificate of Incorporation filed with the Secretary of State of the State of Delaware. At the Effective Time of the Reverse Stock Split, every 10 issued and outstanding shares of the Company’s common stock were automatically combined into one issued and outstanding share of common stock. The par value per share of the common stock remained unchanged at $0.0001. Fractional shares were not issued in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share received a proportional cash payment. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s relative interest in the Company’s equity securities, except for any adjustments for fractional shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the conversion ratio for the Company’s Class A Common Stock and the conversion prices of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock. All share, per share and option numbers and exercise prices appearing in this Quarterly Report on Form 10-Q and the accompanying condensed financial statements related notes have been adjusted to give effect to the Reverse Stock Split for all prior periods presented. However, the Company’s annual, other periodic, and current reports, and all other information and documents incorporated by reference into this Quarterly Report on Form 10-Q that were filed prior to July 9, 2024, do not give effect to the Reverse Stock Split.

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

Deferred offering costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of the additional paid-in capital on a pro-rata basis generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term bank deposits held with banks in excess of publicly insured limits. For the three

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

months ended March 31, 2025 and March 31, 2024 the net proceeds from the Company’s offerings have been deposited in interest-bearing bank accounts with two of the largest investment grade U.S. financial institutions and have been partially invested in money market funds. The money market funds, held in U.S. dollars, are primarily invested in U.S. and foreign short-term debt obligations. As of March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents included cash balances held in accounts with regional European banks at the Company’s Austrian subsidiary, partially in euros. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

As of March 31, 2025 and December 31, 2024, respectively, Gilead Sciences, Inc. (“Gilead”) accounted for the majority of the accounts receivable balance. For the three months ended March 31, 2025 Gilead accounted for the majority of the Company’s revenues. For the three months ended March 31, 2024 F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together “Roche”) accounted for the majority of the Company’s revenues as a result of a contract modification and the recognition of upfront and milestone payments previously recorded as deferred revenues. Other customers accounted for less than 10.0% of accounts receivable or net revenues. The Company monitors the financial performance of its customers so that it can appropriately respond to changes in their credit-worthiness. To date, the Company has not experienced any significant losses with respect to collection of its accounts receivable.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2025 and December 31, 2024, cash equivalents consisted of money market funds and short-term deposits.

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

If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value.

Restructuring

Costs and liabilities associated with restructuring activities are recognized when the actions are probable and estimable, which is when management approves the associated actions. Employee-related severance charges are recognized at the time of communication to employees (see Note 4).

Segment information

The Company manages its operations as a single segment at the consolidated level for the purposes of assessing performance and making operating decisions. The Company's singular focus is on developing pharmaceutical products to prevent and cure infectious diseases and cancer. The Chief Executive Officer is the chief operating decision maker, and regularly reviews the consolidated operating results to make decisions about the allocation of the Company's resources based on consolidated net loss that is reported on the consolidated statements of operations. The majority of the Company's tangible assets are held in Austria (see Note 16).

The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

Revenue recognition from collaboration and licensing

The Company recognized revenue from collaboration and license agreements with Gilead and Roche.

Under the collaboration and license agreement with Gilead (as amended and restated, the “Gilead Collaboration Agreement”), the parties agreed to collaborate with respect to two preclinical research programs to evaluate potential

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Under the research collaboration and license agreement with Roche (the “Roche Collaboration Agreement”), the Company agreed to conduct research and early clinical development through Phase 1b for HB-700, a novel investigational arenaviral immunotherapy for the treatment of KRAS-mutated cancers. The Roche Collaboration Agreement also included an obligation of the Company to deliver a specified package of preclinical data and results with respect to a second program, targeting undisclosed cancer antigens (collectively “UCAs”), and an option for Roche to license the UCA program. The Company’s performance obligations under the terms of the Roche Collaboration Agreement included one combined performance obligation for the transfer of intellectual property rights (licenses) and providing research and development services for the HB-700 program, and a second, separate performance obligation to perform research and development services with respect to the UCA program. The UCA Option provided a right to license the program at the standalone selling price and therefore did not constitute a separate performance obligation. Payments to the Company under the Roche Collaboration Agreement included a non-refundable up-front payment, payments based upon the achievement of defined milestones, an additional payment if the option for the UCA program was exercised and royalties on product sales. In January 2024, Roche provided written notice of the termination of the Roche Collaboration Agreement to the Company resulting in early recognition of revenue previously recorded as deferred revenue. The termination was made according to Roche’s right to terminate without cause, acknowledging that, the Company had met all go-forward criteria under the agreement. Upon the Roche Collaboration Agreement termination effective date of April 25, 2024, the Company regained full control of the associated intellectual property portfolio and has full collaboration and licensing rights for the HB-700 program.

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

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring entities to provide more information about an entity’s expenses. The new guidance requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is first effective for calendar year-end public business entities in their 2027 annual financial statements and 2028 interim financial statements. Companies can adopt the guidance on either a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-04 on the consolidated financial statements and disclosures, but does not expect this ASU to have an impact on the consolidated financial statements and disclosures

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect this ASU to have a material impact on the consolidated financial statements and disclosures.

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

The $10.0 million upfront payment, the $15.0 million initiation fee and $13.0 million in milestone payments were initially recorded as deferred revenue in the consolidated balance sheet and are recognized as revenue when revenue recognition criteria are met. As of March 31, 2025, $4.2 million of such payments were still recorded as a liability in deferred revenues, current and non-current. As of December 31, 2024, $5.5 million of upfront and milestone payments were included as a liability in deferred revenues, current and non-current. Approximately 82% of deferred revenue is expected to be recognized as revenue in the remainder of 2025 and the remaining 18% in 2026.

In the three months ended March 31, 2025, the Company recognized $1.5 million of the milestone and initiation payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.5 million of revenue from cost reimbursements for research and development services. In the three months ended March 31, 2024, the Company recognized $0.8 million of the upfront and milestone payments that were originally recorded as deferred revenue. Furthermore, the Company recognized $0.1 million of revenue from cost reimbursements for research and development services.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments were capitalized as a contract asset and will be amortized over the period in which the revenue from the triggering payment is recognized. As of March 31, 2025 and December 31, 2024, the contract asset relating to the sublicense payment was $0.1 million and $0.2 million, respectively, and there was no liability relating to sublicense payment.

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

Upon signing the Roche Collaboration Agreement in October 2022, the Company received a non-refundable upfront payment of $25.0 million. This upfront payment, a $10.0 million milestone payment received in the three months ended March 31, 2023, and a $10.0 million milestone payment received in the three months ended June 30, 2024 were considered as part of the transaction price and were recognized as revenue when revenue recognition criteria were met over the period in which services were performed. As of March 31, 2025 and December 31, 2024, respectively, no liabilities were recorded in deferred revenues, current and non-current.

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

Due to the termination of the Roche Collaboration Agreement no revenue was recognized in the three months ended March 31, 2025. In the three months ended March 31, 2024, the Company recognized revenues of $35.6 million. Revenue recognized included $25.7 million of the upfront and milestone payments that were originally recorded as deferred revenue and $9.9 million of a $10.0 million milestone achieved in March 2024 and received in April 2024. Following the termination of the Roche Collaboration Agreement the remaining deferred revenues of $0.7 million were recognized in the second quarter of 2024. Furthermore, the Company recognized $0.1 million of revenue from cost reimbursements for activities related to the preparation of a first in human trial of HB-700.

Sublicense fees payable to certain licensors of technologies upon the receipt of the deferred upfront and milestone payments, were capitalized as a contract asset and were amortized over the period in which the revenue from the triggering payment was recognized. As of March 31, 2025 and December 31, 2024, respectively, there was no contract asset and no liability relating to sublicense payments.

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

During the third quarter of 2024, the Company started an enterprise-wide initiative intended to improve its business through specialized organizational programs that include targeted cost-savings and continued to take actions to implement further restructuring actions, which included a further reduction of the Company’s workforce by another approximately 20%. These continued restructuring actions were completed by the end of the first quarter of 2025.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On November 18, 2024 the Company approved a plan to continue to improve its cost structure and operating efficiency, which included a reduction in the Company’s workforce by approximately 80% of the Company’s then-current employee base and the closing and consolidation of office and laboratories in Vienna, Austria. The Company began the implementation of this restructuring plan in the fourth quarter of 2024 and expects these continued restructuring actions to be substantially completed by the end of the first half of 2025. The restructuring expenses relate primarily to disposal costs for the closing and consolidation of offices and laboratories in Vienna, Austria, and do not include social plan payments as most of the affected employees will continue to work throughout their termination period. Restructuring expenses include certain severance payments for a limited number of employees that will not continue to work throughout their termination period. In connection with the continued restructuring plan, in an effort to rebalance the Company’s cost structure in alignment with the Company’s strategic refocus and development of its oncology portfolio, the Company also announced that it would pause clinical development in its eseba-vec program, including an early termination of the Company’s ongoing Phase 1/2 clinical trial for the treatment of HPV16+ cancers. Going forward, the Company may implement further cost-saving initiatives that could result in additional restructuring charges including severance and other employee charges.

During the three months ended March 31, 2025 and 2024, the Company recorded $0.1 million and $1.3 million, respectively, of restructuring charges included within Restructuring expense in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the effect of the restructuring charges (in thousands):

	Three months ended March 31,
	2025	2024
Restructuring expense
Severance and other personnel expenses	7	1,223
Professional fees, disposal costs and other related charges	126	46
Total	$133	$1,269

The following table summarizes a roll-forward of cash restructuring-related liabilities, which are included within Accrued expenses and other current liabilities in the condensed consolidated balance sheets (in thousands):

	Severance and other personnel costs	Disposal costs, professional fees and other related charges	Total
Balance as of December 31, 2024	$574	$268	$842
Severance and other personnel costs, professional fees and other related charges	7	126	133
Total payments	(574)	(200)	(774)
Balance as of March 31, 2025	$7	$194	$201

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicating the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurement at March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,368	$—	$—	$20,368
Assets held for sale	—	—	2,332	2,332
Total	$20,368	$—	$2,332	$22,700

	Fair Value Measurement at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,200	$—	$—	$13,200
Assets held for sale	—	—	2,216	2,216
Total	$13,200	$—	$2,216	$15,416

During the three months ended March 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

6. Property, plant and equipment, net and assets held for sale

Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Leasehold improvements	$—	$3,095
Construction in progress	—	8
Furniture and fixtures	16	601
Computer equipment and software	1,730	2,361
Property and equipment, gross	1,746	6,065
Less: Accumulated depreciation	(1,648)	(5,886)
Property and equipment, net	$98	$179

As of March 31, 2025, the following assets, all located in Vienna, Austria, were classified as held for sale and are presented as assets held for sale in the Company’s condensed consolidated balance sheet:

	Balance as of	Additions to Assets		Balance as of
Assets	December 31, 2024	Held for Sale	Assets Sold	March 31, 2025
Land	$1,895	$—	$—	$1,998
Laboratory equipment	321	—	—	334
Total	$2,216			$2,332

The assets held for sale are recognized at the lower of net book value or fair value less costs to sell. The Company evaluated the fair value of the land and determined that the fair value less costs to sell exceeded the net book value. Accordingly, no impairment on the land was recorded during the three months ended March 31, 2025. The Company evaluated the fair value of its assets held for sale, and no impairment on laboratory equipment was recorded during the three months ended March 31, 2025.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

Furthermore, the Company participated in the life sciences research and development program provided by the New York State government under which it was entitled to reimbursement of a percentage of qualifying research and development expenses in New York State up to $0.5 million per year for the years 2019 to 2021. The Company also participates in the New York City biotechnology tax credit program, according to which certain expenses for businesses in the biotechnology field in New York City, limited to $0.25 million per year for three consecutive years from January 1, 2023 to December 31, 2025, are incentivized.

As of March 31, 2025, the Company recognized receivables of $7.8 million from the research incentive programs, which are reported in receivable research incentive in the Company’s condensed consolidated balance sheet. $7.5 million relate to the Austrian research incentive program, $0.1 million relate to the New York State life sciences research and development program and $0.2 million relate to the New York City biotechnology tax credit program. In February 2025, the Company received the payment related to the receivable from the Austrian research incentive program for the years 2022 and 2023. As of December 31, 2024, the receivables from the research incentive programs were $23.4 million, with $23.2 million related to the Austrian research incentive program, $0.1 million related to the New York State life sciences research and development program and $0.1 million related to the New York City biotechnology tax credit program.

During the three months ended March 31, 2025 and 2024, the Company recorded $0.2 million and $2.2 million, respectively, of income related to the incentive programs within the Company’s condensed consolidated statements of operations and comprehensive loss. $0.1 million of the grant income related to the Austrian incentive program, and $0.1 million related to the New York City biotechnology tax credit program. Research incentives depend on the eligible research and development expenses of the respective period.

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Salaries and bonuses	2,003	4,193
Social security contributions	440	259
Accrued external research and development expenses	3,732	1,845
Accrued external general and administration expenses	2,345	2,921
Accrued for restructuring expenses	201	842
Other accruals and liabilities	301	592
	$9,022	$10,652

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

9. Loans payable

As of March 31, 2025 and December 31, 2024, the Company had no outstanding loans payable.

In connection with the funding agreements with the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or “FFG”), the Company has received various loans (“FFG Loans”). The FFG Loans were made on a project-by-project basis.

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

No principal repayments were made in the three months ended March 31, 2025 and 2024, respectively. The final maturity of the FFG Loans was as of March 31, 2024. The principal repayments were made through direct debit order. The final principal repayment was transferred in April 2024.

10. Common stock, Class A common stock and convertible preferred stock

The Company’s capital structure consists of common stock, Class A common stock and preferred stock. On July 9, 2024, the Company effected a reverse stock split of the outstanding shares of its common stock on a one-for-ten basis (see Note 2). As of March 31, 2025, the Company was authorized to issue 40,000,000 shares of common stock, 3,900,000 shares of Class A common stock and 10,000,000 shares of preferred stock. The Company has designated 2,978 of the 10,000,000 authorized shares of preferred stock as non-voting Series A convertible preferred stock, 15,800 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-1 convertible preferred stock and 15,268 of the 10,000,000 authorized shares of preferred stock as non-voting Series A-2 convertible preferred stock. As of March 31, 2025, the Company had 9,671,722 shares of common stock, 2,399,517 shares of Class A common stock, 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding and issued. As a result of the Reverse Stock Split in 2024, 37 shares of common stock were retired due to round-down effects and redeemed in cash.

On February 15, 2022, the Company entered into a stock purchase agreement with Gilead (“Stock Purchase Agreement”), that requires Gilead, at the Company’s option, to purchase up to $35.0 million of the Company’s common stock. On February 15, 2022, Gilead purchased an initial amount of 166,666 shares of the Company’s common stock in exchange for $5.0 million in cash at a purchase price per share equal to $30.00. On December 20, 2023, the parties amended and restated the Stock Purchase Agreement (the “Amended Stock Purchase Agreement”) and Gilead purchased 1,500,000 shares of the Company’s common stock in exchange for approximately $21.25 million in cash at a purchase price per share equal to $14.167. Pursuant to the terms of the Amended Stock Purchase Agreement, the Company may require Gilead to purchase the balance of the $8.75 million of common stock as participation in potential future equity raises. The Company’s right to sell shares of its common stock to Gilead is subject to specified limitations, including a limitation that prevents the Company from requesting purchases of shares of common stock by Gilead that would result in a beneficial ownership of more than 19.9% of the total number of outstanding shares of common stock by Gilead.

The Company has three series of preferred stock authorized, issued and outstanding as of March 31, 2025: Series A convertible preferred stock, Series A-1 convertible preferred stock and Series A-2 convertible preferred stock. Shares of Series A, Series A-1 and Series A-2 convertible preferred stock may be independently converted into common stock. Holders of Series A, Series A-1 and Series A-2 convertible preferred stock have equal rights, powers and privileges.

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

Each holder of Class A common stock has the right to convert each ten shares of Class A common stock into one share of common stock at such holder's election, provided that the holder will be prohibited, subject to certain exceptions, from converting Class A common stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s common stock then issued and outstanding. Each holder of Series A, Series A-1 and Series A-2 convertible preferred stock has the right to convert each share of Series A, Series A-1 and Series A-2 convertible preferred stock into 100 shares of common stock at any time at the holder’s option, provided that the holder will be prohibited, subject to certain exceptions, from converting Series A, Series A-1 and Series A-2 convertible preferred stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

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

There were 370 shares of Series A convertible preferred stock, 10,800 shares of Series A-1 convertible preferred stock and 15,268 shares of Series A-2 convertible preferred stock outstanding as of March 31, 2025 and December 31, 2024, respectively.

11. Stock-based compensation

2018 Stock Option and Grant Plan

In June 2018, the Company’s board of directors approved the 2018 Stock Option and Grant Plan. Options granted under the 2018 Stock Option and Grant Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. The options expire on the 10th anniversary of the grant date. As of March 31, 2025, 73,540 options granted under the 2018 Stock Option and Grant Plan remained outstanding. Any authorization to issue new options under the 2018 Stock Option and Grant Plan was cancelled upon the effectiveness of the 2019 Stock Option and Incentive Plan and no further awards will be granted under the 2018 Plan.

2019 Stock Option and Incentive Plan

On April 1, 2019, the Company’s stockholders approved the 2019 Stock Option and Incentive Plan, which became effective as of the effective date of the registration statement in connection with the Company’s IPO. The plan

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

provides for the grant of shares of restricted stock, long term incentive awards, stock options or other equity-based awards. As of March 31, 2025, the maximum number of shares of the Company’s common stock that may be issued under the Company’s 2019 Stock Option and Incentive Plan was 1,684,729 shares which shall be cumulatively increased on January 1 of each year by up to 4.0% of the number of shares of common stock and Class A common stock outstanding as of the immediately preceding December 31. Options granted under the 2019 Stock Option and Incentive Plan generally vest over four years, with 25% of the options vesting upon the first anniversary of the grant date and the remaining 75% of the options vesting in 12 equal quarterly installments following the first anniversary of the grant date, provided the option holder continues to have an employment or service relationship with the Company on each vesting date. Initial options granted to non-executive directors upon their election generally vest over a three-year term with 33% of the options vesting upon the first anniversary of the grant date and the remaining 67% of the options vesting in eight equal quarterly installments following the first anniversary of the grant date. Annual option re-grants to non-executive directors generally vest on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders. The options expire on the 10th anniversary of the grant date. For each option the beneficiary is entitled to receive one share of common stock upon the exercise of the option.

2023 Inducement Plan

On April 7, 2023, the Company’s board of directors adopted the Company’s 2023 Inducement Plan (the “2023 Inducement Plan”) pursuant to which the Company reserved 50,000 shares of common stock for issuance under the 2023 Inducement Plan. The 2023 Inducement Plan provides for the grant of non-statutory stock options to eligible individuals. In accordance with Nasdaq Marketplace Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to individuals not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. Awards granted under the 2023 Inducement Plan must be approved by either a majority of the Company’s independent directors or the compensation committee of the Company’s board of directors. As of March 31, 2025, the Company had 16,565 shares of its common stock available for future issuance under the 2023 Inducement Plan.

The following table presents a summary of awards outstanding:

	As of March 31, 2025
	2018 Plan	2019 Plan	Inducement Awards	Total
Granted and outstanding awards:
Stock options	73,540	719,210	33,435	826,185
Total	73,540	719,210	33,435	826,185

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock option activity

The following table summarizes the Company’s stock option activity since January 1, 2025 (in thousands, except share and per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2024	1,089,427	$30.19	5.5	$69
Granted	—	—
Exercised	—	—
Forfeited	(263,242)	10.26
Outstanding as of March 31, 2025	826,185	$36.54	3.8	$5

Options exercisable as of March 31, 2025	615,252	$46.47	2.0	$5
Options unvested as of March 31, 2025	210,933	$7.59	8.9	$—

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value per common stock used for calculating the intrinsic values as of March 31, 2025 and December 31, 2024, was $1.08 and $2.01, respectively.

No cash was received from stock option exercise under share-based payment arrangements for the three months ended March 31, 2025 and 2024.

Restricted Stock Units

In July 2024, the Company granted restricted stock units with time-based vesting conditions to officers. The restricted stock units vest in two equal installments in July 2025 and in July 2026. In December 2024 and January 2025, the Company granted restricted stock units with time-based vesting conditions to employees. The restricted stock units vest in two equal installments in March 2025 and in December 2025. The Company measures the fair value of restricted stock units on the date of grant using the underlying common stock fair value. Expenses are recorded using the graded-vesting method. The table below summarizes the Company’s restricted stock unit activity since January 1, 2025:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding as of December 31, 2024	369,070	$4.37
Granted	1,400	1.95
Vested	(127,850)	2.43
Forfeited	(3,250)	2.45
Outstanding as of March 31, 2025	239,370	$5.42

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2025	2024
Research and development expenses(1)	$(71)	$(153)
General and administrative expenses(1)	(282)	(96)
	$(353)	$(249)

(1) The negative stock-based compensation expense for the three months ended March 31, 2025 and 2024 for Research and development expenses as well as General and administrative expenses was a result of forfeitures.

12. Income taxes

During the three months ended March 31, 2025 the Company recorded no income tax expense. Income tax expense during the three months ended March 31, 2024 resulted from minimum tax obligations in Austria. During the three months ended March 31, 2025 and 2024, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and Austria. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets resulting from its net operating loss carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2025 and December 31, 2024. Management reevaluates the positive and negative evidence at each reporting period.

13. Commitments and contingencies

Operating and Finance Leases

The Company leases for real estate, including office and laboratory space, and has entered into various other agreements with respect to assets used in conducting its business. The Company is required to maintain a cash balance of $0.2 million to secure letters of credit associated with real estate leases. $0.1 million of this amount were classified as non-current restricted cash and $0.1 million were classified as current restricted cash in the Company’s condensed consolidated balance sheet as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company’s operating lease right-of-use assets were $0.6 million and $0.9 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2025, the Company had outstanding operating lease obligations of $0.6 million, of which $0.3 million is reported in operating lease liabilities, current portion and $0.3 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2024, the Company had outstanding operating lease obligations of $0.9 million, of which $0.6 million is reported in operating lease liabilities, current portion and $0.3 million is reported in operating lease liabilities, non-current portion in the Company’s condensed consolidated balance sheets. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 4.9% and 2.6 years, respectively.

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Contract manufacturing arrangements

The Company has entered into arrangements with contract manufacturing organizations (“CMOs”) for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. These contracts generally provide for non-cancellable obligations or cancellation penalties depending on the time of cancellation. As of March 31, 2025, the Company’s total non-cancellable obligations under contracts with CMOs were $3.9 million, which relates to 2025 deliverables.

Intellectual property licenses

The Company has entered into certain license agreements under which it is obligated to make milestone payments upon the achievement of certain development and regulatory milestones, to pay royalties on net sales of licensed products, and to pay a percentage of the sublicense fees which the Company receives from its sublicensees.

In the three months ended March 31, 2025, the Company recorded $0.1 million in licensing fees related to intellectual property licenses as research and development expenses. The amount is mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement. In the three months ended March 31, 2024, the Company recorded $2.7 million in licensing fees related to intellectual property licenses as research and development expenses. The amount was mainly related to the upfront payment and milestone payments received by the Company under the Gilead Collaboration Agreement and the Roche Collaboration Agreement. The amounts recognized as expenses has been agreed to by the licensors but calculation of sublicensing fees on future payments may be subject to interpretation and may change until agreed to by the receiving party.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 or December 31, 2024.

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

14. Net (loss) income per share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock (common stock and Class A common stock) for the period. Diluted net (loss) income per share is calculated using the weighted-average number of shares of common stock outstanding, plus potential dilutive common stock during the period. Diluted net loss per share in the three months ended March 31, 2025 is the

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

same as basic net loss per share since the effect of the potentially dilutive securities is anti-dilutive. The different series of convertible preferred stock are included in both the basic and diluted net (loss) income per share calculation.

The following table sets forth the computation of the basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three months ended March 31,
	2025	2024
Numerator:
Net (loss) income	$(15,427)	$14,383

Denominator:
Basic
Weighted-average common shares outstanding, basic and diluted	9,900,977	9,894,974
Weighted-average Series A convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	37,000	37,000
Weighted-average Series A-1 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,080,000	1,080,000
Weighted-average Series A-2 convertible preferred shares outstanding, basic and diluted, presented as if converted into common stock(1)	1,526,800	1,526,800
Total number of shares used to calculate net (loss) income per share	12,544,777	12,538,774
Diluted
Total number of shares used to calculate net (loss) income per share	12,544,777	12,538,774
Effect of potentially dilutive securities:
Stock options	—	58,785
Weighted-average number of shares used to calculate diluted net (loss) income per share	12,544,777	12,597,559

Net (loss) income per share
Basic	$(1.23)	$1.15
Diluted	$(1.23)	$1.14

(1) Class A common stock and Series A, Series A-1 and Series A-2 convertible preferred stock are participating securities that have substantially the same terms and features as the Company’s common stock. The Class A common stock and Series A, Series A-1 and Series A-2 convertible preferred stock are therefore included in the weighted-average number of shares outstanding to calculate net loss per share, basic and diluted as if converted into common stock. Each ten shares of Class A common stock and each share of Series A, Series A-1 and Series A-2 convertible preferred stock is independently convertible into one and 100 shares of common stock, respectively. In the three months ended March 31, 2025, 239,952 shares of the Company’s common stock were issuable upon conversion of the Class A common stock, 37,000 shares of the Company’s common stock were issuable upon conversion of Series A convertible preferred stock, 1,080,000 shares of the Company’s common stock were issuable upon conversion of Series A-1 convertible preferred stock and 1,526,800 shares of the Company’s common stock were issuable upon conversion of Series A-2 convertible preferred stock (see Note 10).

HOOKIPA PHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net (loss) income per share for the periods presented, because including them would have been anti-dilutive:

	Three months ended March 31,
	2025	2024
Options issued and outstanding	826,185	735,610
Unvested restricted stock units	239,370	—
Total	1,065,555	735,610

15. Related Parties

Effective September 15, 2023, Malte Peters, a member of the Company’s board of directors, agreed to lead the Company’s clinical activities as ad interim Senior Clinical Advisor and entered into a consultancy agreement with the Company as of the same date. The consultancy services agreement with Dr. Peters was terminated on March 31, 2024. No expense was recorded during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded expense of $0.2 million related to this consultancy agreement.

16. Reportable segments

The following represents segment information for the Company’s single operating segment for the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Revenue	$2,004	$36,599
Add (deduct):
Direct research and development expense	$(9,289)	$(11,600)
Consulting and professional services expense	(6,162)	(2,666)
Personnel expenses, excluding stock-based compensation(1)	(4,152)	(8,366)
Stock-based compensation income	353	249
Depreciation and amortization expense(2)	(49)	(304)
Other segment items(3)	1,632	(858)
Interest income	236	1,331
Interest expense	—	(2)
Income tax expense	$—	$(0)
Segment net (loss) income	$(15,427)	$14,383

Adjustments and reconciling items	$—	$—
Consolidated net (loss) income	$(15,427)	$14,383

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year end December 31, 2024, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

In November 2024, in connection with our restructuring plan, in alignment with our strategic refocus and development of our oncology portfolio, we announced that we would pause clinical development in our eseba-vec program for the treatment of Human Papillomavirus 16-positive (“HPV16+”) head and neck cancers, including an early termination of Phase 1/2 clinical trial for the treatment of HPV16+ cancers which had been ongoing until that time. The early termination of our ongoing Phase 1/2 clinical trial for the treatment of HPV16+ was not due to lack of efficacy or adverse safety profiles. While we will continue to seek partnering opportunities for the eseba-vec program, we initially focused primarily on progressing the phase 1-ready HB-700 program for the treatment of KRAS mutant cancers.

Our strategic priority in the first quarter of 2025 has been on the assessment of strategic alternatives and the development of infectious disease therapies in partnership with other companies. Our Hepatitis B (“HBV”) program, HB-400, and our Human Immunodeficiency Virus (“HIV”) program, HB-500, are developed in a partnership with Gilead Sciences Inc. (“Gilead”).

We are collaborating with Gilead to research arenavirus functional cures for chronic Hepatitis B and HIV infections under a Collaboration and License Agreement signed in 2018 (the “Gilead Collaboration Agreement”). Gilead is solely responsible for further development and commercialization of the Hepatitis B product candidate and we have taken on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. On January 30, 2025 we announced the completion of enrollment in the Phase 1b trial. Gilead retains the exclusive option to further develop and commercialize the HIV program.

In September 2024, our Board of Directors approved a plan to reduce our workforce by approximately 20% of the then-current employee base, and to further rebalance our cost structure in alignment with the prioritization of clinical development programs. We announced and began the implementation of this additional restructuring plan in the third quarter of 2024 and we completed the restructuring by the end of the first quarter of 2025.

In November 2024 our Board of Directors approved a plan to continue to improve our cost structure and operating efficiency, which included a reduction in our workforce by approximately 80% of the then-current employee base and the closing and consolidation of offices and laboratories in Vienna, Austria. We began the implementation of this restructuring plan in the fourth quarter of 2024 and expect these continued restructuring actions to be substantially completed by the end of the first half of 2025. Going forward, we may implement further cost-saving initiatives that could result in additional restructuring charges including severance and other employee charges.

On January 2, 2025, we and Poolbeg Pharma plc (“Poolbeg”) released an announcement pursuant to Rule 2.4 of the U.K. City Code on Takeovers and Mergers that we and Poolbeg entered into non-binding discussions for the potential acquisition of the entire issued share capital of Poolbeg to create a clinical-stage biopharmaceutical company focused on developing and commercializing innovative medicines for critical unmet medical needs, with a special focus on next-generation immunotherapies for the treatment of cancer and other serious diseases. On February 20, 2025, we issued an announcement pursuant to Rule 2.8 of the U.K. City Code on Takeovers and Mergers disclosing that our Board of Directors determined that we do not intend to make an offer for Poolbeg under Rule 2.7 of the U.K. City Code on Takeovers and Mergers. Accordingly, our non-binding discussions with Poolbeg related to the Potential Combination have been terminated.

We have funded our operations to date primarily from public offerings of common stock and convertible preferred stock, including our initial public offering, as well as private placements of our redeemable convertible preferred stock, grant funding and loans from an Austrian government agency, and upfront, milestone and initiation payments from Gilead and Roche in connection with our respective collaboration and license agreements. As of March 31, 2025 we had cash, cash equivalents and restricted cash of $40.5 million, which includes $19.9 million received during the first quarter of 2025 relating to the Austrian government research incentive program for the years 2022 and 2023.

Apart from milestone-payments, we do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates, if at all, and commercialize our products or enter into additional collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

All of our product candidates will require substantial additional development time and resources before we would be able to apply for and receive regulatory approvals and begin generating revenue from product sales. We currently have no marketing and sales organization and have no experience in marketing products; accordingly, we would need to raise substantial additional capital resources and incur significant expenses to develop a marketing organization and sales force in advance of generating any commercial product sales. In addition, we expect to continue to incur legal, accounting and other expenses in operating our business, including the costs associated with operating as a public company.

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

We have incurred recurring losses, including net losses of $15.4 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $428.2 million and we do not expect positive cash flows from operations in the foreseeable future, if ever. We expect to continue to incur net operating losses for the foreseeable future.

Impacts of Market Conditions on Our Business

Unfavorable conditions in the economy in the United States, Austria and elsewhere may negatively affect the growth of our business and our results of operations. Macroeconomic events and conditions such as heightened inflation, increased interest rates, disruptions to global financial markets or a recession or other market correction, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, any escalation of the conflict in the Middle East, and other global macroeconomic factors, including tariffs or other restrictions imposed by the United States government or governments of other nations, could reduce our ability to access capital, which could materially impact our business and the value of our common stock.

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

Under the Gilead Collaboration Agreement, we granted Gilead an exclusive, royalty-bearing license to our technology platform for researching, developing, manufacturing and commercializing products for HIV and HBV. We received a non-refundable $10.0 million upfront payment upon entering the Gilead Collaboration Agreement. In February 2022, we signed an amended and restated collaboration agreement (the “Restated Gilead Collaboration Agreement”) which revised the terms only for the HIV program, whereby we took on development responsibilities for the HIV program candidate through a Phase 1b clinical trial. Pursuant to the Restated Gilead Collaboration Agreement, Gilead retains an exclusive right (the “Option”) to take back the development responsibilities, thus keeping the rights for the HIV program, including further development and commercialization in return for an option exercise payment of $10.0 million. Pursuant to the Restated Gilead Collaboration Agreement, we are eligible for up to $140.0 million in developmental milestone payments for the HBV program and $50.0 million in commercialization milestone payments. If Gilead exercises the Option, we are eligible for up to $172.5 million in developmental milestone payments for the HIV program, inclusive of the $10.0 million Option exercise payment, and $65.0 million in commercialization milestone payments for the HIV program. Upon the commercialization of a product, we are eligible to receive tiered royalties of a high single-digit to mid-teens percentage on the worldwide net sales of each HBV product, and royalties of a mid-single-digit to 10% of worldwide net sales of each HIV product. Gilead is obligated to reimburse us for our costs, including all benefits, travel, overhead, and any other expenses, relating to performing research and development activities under the Restated Gilead Collaboration Agreement with respect to the HBV program, and if the Option is exercised, any manufacturing costs related to the HIV program. Through March 31, 2025, we have received a non-refundable upfront payment of $10.0 million, a program initiation fee of $15.0 million, a $5.0 million milestone payment for the completion and delivery of a regulatory support package for HB-400, a $5.0 million milestone payment for the first person dosed in a Phase 1b clinical trial of HB-500 and $16.2 million in milestone payments for the achievement of pre-clinical research milestones from Gilead. In addition, we have recognized $43.5 million of cost reimbursements for research and development services performed under the Restated Gilead Collaboration Agreement.

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

Prior the termination of the Roche Collaboration Agreement, we received from Roche a non-refundable upfront payment of $25.0 million, $10.0 million in milestone payments for the achievement of a GMP manufacturing milestone under the HB-700 program and $10.0 million in milestone payments associated with an IND submission for the HB-700 program. In addition, we have recognized $0.6 million of cost reimbursements for research and development activities related to a first in human trial.

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any product candidates that we develop from our programs. We are also unable to predict when, if ever, material net cash inflows will commence from sales of product candidates we develop, if at all. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	successful completion of preclinical studies and clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	substantial doubt regarding our ability to continue as a going concern;
●	acceptance of INDs for future clinical trials;
●	successful enrollment and completion of clinical trials;
●	successful data from our clinical program that support an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
●	scaleup of our manufacturing processes and formulation of our product candidates for later stages of development and commercialization;
●	establishing our own manufacturing capabilities or agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;
●	entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	successfully launching commercial sales of our product candidates, if approved;
●	acceptance of the product candidates benefits and uses, if approved, by patients, the medical community and third-party payors;
●	the prevalence and severity of adverse events experienced with our product candidates;

●	maintaining a continued acceptable safety profile of the product candidates following approval;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
●	qualifying for, maintaining, enforcing and defending intellectual property rights and claims.

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

The following table summarizes our research and development expenses by product candidate or program (in thousands):

	Three months ended March 31,
	2025	2024
Eseba-vec (formerly HB-200) program	$5,380	$12,450
HB-300 program	(119)	1,625
Gilead partnered programs	3,828	1,612
HB-700 & UCA programs (formerly Roche partnered programs)	4,122	4,049
Other and earlier-stage programs	32	383
Other unallocated research and development (income) expenses	(384)	49
Total research and development expenses	$12,859	$20,168

Other unallocated research and development expenses include stock-based compensation expense, certain lease expenses and other operating expenses that we do not track on a program-by-program basis, since our research and development employees and infrastructure resources are utilized across our programs.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance and investor relations, business development and administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, financial advisory costs related to a potential merger or acquisition, lease expenses related to our offices, premiums for directors and officers liability insurance, intellectual property costs incurred in connection with filing and prosecuting patent applications, depreciation and other costs. We expect to continue to incur general and administrative expenses for our operating activities and to maintain compliance with the requirements of the Nasdaq Capital Market and the SEC.

Restructuring Expenses

Restructuring expenses consist of severance and other personnel costs and professional services and consulting costs associated with exit and disposal activities.

Grant Income

Since inception, we have received grants from the Austrian Research Promotions Agency, either under funding agreements or under research incentive programs. In addition, we have received loans under funding agreements that bear interest at below market interest rates. We account for the grants received as other income and for the imputed benefits arising from the difference between a market rate of interest and the rate of interest as additional grant income, and record interest expense for the loans at a market rate of interest.

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

Interest Expense

Interest expense for the three months ended March 31, 2024 resulted primarily from loans under funding agreements with the Austrian Research Promotion Agency, recorded at a market rate of interest. The difference between interest payments payable pursuant to the loans, which rates are at below market interest rates, and the market interest rate, is accounted for as grant income.

Income Tax Expense

Income tax expense for the three months ended March 31, 2024 resulted from foreign minimum income tax and profit on a legal entity basis. The losses that we have incurred since inception result primary from the losses of our Austrian subsidiary. We have considered that, at this point in time, it is uncertain whether we will ever be able to realize the benefits of the deferred tax asset, and accordingly, have established a full valuation allowance as of March 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024	Change
Revenue from collaboration and licensing	$2,004	$36,599	$(34,595)
Operating expenses:
Research and development	(12,859)	(20,168)	7,309
General and administrative	(6,886)	(4,056)	(2,830)
Restructuring	(133)	(1,269)	1,136
Total operating expenses	(19,878)	(25,493)	5,615
(Loss) income from operations	(17,874)	11,106	(28,980)
Other income (expense):
Grant income	227	2,233	(2,006)
Interest income	236	1,331	(1,095)
Interest expense	—	(2)	2
Other income (expense), net	1,984	(285)	2,269
Total other income, net	2,447	3,277	(830)
Net (loss) income before tax	(15,427)	14,383	(29,810)
Income tax expense	—	(0)	0
Net (loss) income	$(15,427)	$14,383	$(29,810)

Revenue from Collaboration and Licensing

Revenue was $2.0 million for the three months ended March 31, 2025, compared to $36.6 million for the three months ended March 31, 2024.

During the three months ended March 31, 2025, revenue decreased by $34.6 million compared to the three months ended March 31, 2024. This decrease was primarily due to no recognition of the upfront and milestone payments under the Roche Collaboration Agreement as a result of the termination of the Roche Collaboration Agreement compared to accelerated recognition of the upfront and milestone payments that were initially recorded as deferred revenue in the three months ended March 31, 2024, partially offset by higher revenues related to the Restated Gilead Collaboration Agreement during the three months ended March 31, 2025.

For the three months ended March 31, 2025 and 2024, revenue included $0.5 million and $0.2 million, respectively, from reimbursement of research and development expenses, and $1.5 million and $36.4 million, respectively, from partial recognition of upfront, milestone and initiation payments that were initially recorded as deferred revenue.

For the three months ended March 31, 2025, revenue included $2.0 million related to the Restated Gilead Collaboration Agreement, of which $0.5 million resulted from reimbursement of research and development expenses and $1.5 million resulted from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue.

For the three months ended March 31, 2024, revenue included $0.9 million related to the Restated Gilead Collaboration Agreement, of which $0.1 million resulted from reimbursement of research and development expenses and $0.8 million resulted from partial recognition of milestone and initiation payments that were initially recorded as deferred revenue. In addition, revenue included $35.7 million related to the Roche Collaboration Agreement, of which $0.1 million resulted from reimbursement of expenses and $35.6 million of revenue recognized. Revenue recognized included $25.7 million of the upfront and milestone payments that were originally recorded as deferred revenue and

$9.9 million of a $10.0 million milestone achieved in March 2024 and received in April 2024 associated with an IND submission for the HB-700 program.

Research and Development Expenses

For the three months ended March 31, 2025, research and development expenses were $12.9 million, compared to $20.2 million for the three months ended March 31, 2024.

The decrease of $7.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was affected by the implementation of our restructuring plan, including the pause of our eseba-vec and HB-300 programs, and was attributable to a decrease in indirect research and development expenses of $5.0 million and a decrease in direct research and development expenses of $2.3 million. Indirect research and development expenses decreased mainly because of lower personnel-related expenses including stock-based compensation of $3.1 million, lower expenses for laboratory consumables of $0.5 million, lower expenses for rent and utilities of $0.5 million, lower expenses for travel, training and recruitment of $0.3 million, lower expenses for consulting and professional services of $0.3 million, and lower depreciation expenses of $0.2 million. The decrease mainly resulted from the effects of our workforce reduction, including the effects of stock option forfeitures and the office and laboratory consolidation, as well as pausing development of certain of our product candidates. The decrease in direct research and development expenses was primarily driven by lower clinical trial expenses of $2.3 million, mainly for our paused eseba-vec program, lower amortization expenses related to capitalized sublicense payments of $2.6 million, primarily related to the terminated Roche Collaboration, and lower expenses for research and development services of $0.8 million, primarily for our Gilead partnered programs, partially offset by higher manufacturing expenses of $3.5 million.

Although we paused the development of certain of our programs, costs have been incurred for ongoing commitments of such programs, including contractual obligations and wind-down-related expenses. Additionally, one of our priorities in the first quarter of 2025 has been the continued development of the infectious disease therapies HB-400 and HB-500 in partnership with Gilead. Research and development expenses for these product candidates increased from $1.6 million in the three months ended March 31, 2024 to $3.8 million in the three months ended March 31, 2025, primarily relating to the HB-500 program which completed full enrollment in late January 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were $6.9 million, compared to $4.1 million for the three months ended March 31, 2024.

The increase of $2.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in professional and consulting fees of $3.8 million, partially offset by lower personnel-related expenses including stock-based compensation of $0.7 million and lower expenses for travel, training and recruitment of $0.1 million. The increase in professional and consulting fees was primarily attributable to expenses for the assessment of strategic alternatives and potential mergers & acquisitions, including related legal fees. The decrease in personnel-related expenses mainly resulted from the effects of our workforce reduction, including the effects of stock option forfeitures, as well as the office consolidation.

Restructuring Expenses

Restructuring expenses for the three months ended March 31, 2025 were $0.1 million, compared to $1.3 million for the three months ended March 31, 2024.

Restructuring expenses for the three months ended March 31, 2025 resulted from the cost-savings and restructuring actions from the adoption of the restructuring plan announced in September and November 2024, and consisted of less than $0.1 million of severance and other personnel costs and $0.1 million of professional fees and consulting costs associated with exit and disposal activities.

Restructuring expenses for the three months ended March 31, 2024 consisted of $1.2 million of severance and other personnel costs and less than $0.1 million of professional fees and consulting costs associated with exit and disposal activities.

Grant Income

In the three months ended March 31, 2025, we recorded grant income of $0.2 million, compared to $2.2 million in the three months ended March 31, 2024. Income from grants mainly included research incentives. The decrease of $2.0 million was primarily due to lower income from Austrian research and development incentives as a result of lower eligible research and development expenses due to our strategic refocus including pausing certain programs.

Interest Income and Expense

Interest income was $0.2 million for the three months ended March 31, 2025, compared to interest income of $1.3 million for the three months ended March 31, 2024. The decrease in interest income for the three months ended March 31, 2025 was a result of a lower cash position as well as decreasing U.S. dollar and euro interest rates. Interest income represents interest from cash and cash equivalents held in U.S. dollars and euros resulting from the proceeds from the issuance of common stock and convertible preferred stock as well as payments received under our Gilead and Roche collaborations. During the three months ended March 31, 2025 our cash, cash equivalents and restricted cash were held in dollars at U.S. investment grade financial institutions or in money market funds and in euros and dollars at our Austrian subsidiary.

No interest expenses were recorded for the three months ended March 31, 2025, compared to interest expenses for loans from government agencies of less than $0.1 million for the three months ended March 31, 2024. Interest expense was recorded at the market rate of interest, which exceeded the contractual interest rate. The decrease of interest expenses was primarily due to the final principal repayment related to the FFG Loans in the second quarter of 2024.

Other Income and Expenses

Other income was $2.0 million for the three months ended March 31, 2025, compared to other expenses of $0.3 million for the three months ended March 31, 2024. The change in the three months ended March 31, 2025 resulted primarily from exchange rate differences and foreign currency remeasurements.

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

Prior to our IPO, we raised gross proceeds of approximately $142.5 million from the issuance of our redeemable convertible preferred stock. In April 2019, we completed our IPO in which we issued and sold 600,000 shares of our common stock, at $140.00 per share, for gross proceeds of $84.0 million, or net proceeds of $74.6 million. In December 2020, we completed a follow-on public offering in which we issued 391,000 shares of our common stock, at $117.50 per share, and 2,978 shares of our Series A convertible preferred stock, at $11,750.00 per share, for net proceeds of $75.0 million after deducting underwriting discounts and commissions and offering expenses. In March 2022, we completed a follow-on public offering in which we issued 2,170,000 shares of our common stock, at $20.00 per share, and 15,800 shares of our Series A-1 convertible preferred stock, at $2,000.00 per share, for net proceeds of $70.2 million after deducting underwriting discounts and commissions and offering expenses. In June 2023, we completed a follow-on public offering in which we issued 2,290,077 shares of our common stock, at $13.10 per share, and 15,268 shares of our Series A-2 convertible preferred stock, at $1,310.00 per share, for net proceeds of $46.2 million after deducting underwriting discounts and commissions and offering expenses. In addition, in February 2022, Gilead purchased 166,666 shares of our common stock for $5.0 million, at a purchase price of $30.00 per share, and in December 2023, Gilead purchased 1,500,000 shares of our common stock, at $14.167 per share, for net proceeds of approximately $21.1 million after deducting offering expenses. Pursuant to the terms of the Amended Stock Purchase Agreement, we may require Gilead to purchase the balance of $8.75 million of common stock as participation in potential future equity raises (see “Note 10. Common stock, Class A common stock and convertible preferred stock” to our consolidated financial statements appearing elsewhere in this Quarterly Report). We also received $51.2 million from non-refundable upfront, milestone and initiation payments pursuant to the Restated Gilead Collaboration Agreement and $45.0 million from non-refundable upfront and milestone payments related to the Roche Collaboration Agreement. As of March 31, 2025, we had cash, cash equivalents and restricted cash of $40.5 million.

On July 12, 2022, we filed a registration statement on Form S-3 (the “Registration Statement”), with the SEC, which was declared effective on July 21, 2022. The Registration Statement registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into a Sales Agreement with Leerink Partners LLC (“Leerink”), as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (“Leerink ATM Program”). As of June 30, 2024, no sales had been made pursuant to the Leerink ATM Program. On August 5, 2024, we delivered a termination notice to Leerink to terminate the Sales Agreement, effective as of August 8, 2024. At the time of termination, $50.0 million remained available for issuance pursuant to the Sales Agreement. On August 8, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, to provide for the issuance and sale by us of up to $50.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (or the “Jefferies ATM Program”). As of March 31, 2025, no sales had been made pursuant to the Jefferies ATM Program.

We have entered into arrangements with contract manufacturing organizations. As of March 31, 2025, we had total non-cancellable obligations under such contracts of $3.9 million.

We do not expect positive cash flows from operations in the foreseeable future, if at all. Historically, we have incurred operating losses as a result of ongoing efforts to develop our arenavirus technology platform and our product candidates, including conducting ongoing research and development, preclinical studies, clinical trials, providing general and administrative support for these operations and developing our intellectual property portfolio. We expect to continue to incur net operating losses for the foreseeable future.

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

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced spending, the pursuit of additional capital and strategic alternatives. Management has concluded that the likelihood that its plan to successfully obtain sufficient funding, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

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

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2011, except for the first quarter of 2024. As of March 31, 2025, we had an accumulated deficit of $428.2 million. We expect to continue to incur significant losses for the foreseeable future. Based on our cash and cash equivalents as of March 31, 2025 and our planned operating expenses and capital expenditure requirements, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the issuance date of the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q. We anticipate that we will require additional funding to:

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our current and future product candidates and programs, and of conducting preclinical studies and clinical trials;
●	the number and development requirements of other product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
●	the stability, scale and yields of our future manufacturing process as we scale-up production and formulation of our product candidates for later stages of development and commercialization;
●	the timing of, and the costs involved in, obtaining regulatory and marketing approvals and developing our ability to establish sales and marketing capabilities, if any, for our current and future product candidates we develop if clinical trials are successful;
●	the success of our collaboration with Gilead;
●	our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements and the associated costs;
●	the cost of commercialization activities for our current and future product candidates that we may develop, whether alone or with a collaborator;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing oncology and infectious disease therapies and other adverse market developments.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Three months ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$52	$(24,156)
Net cash used in investing activities	(20)	(116)
Net cash used in financing activities	—	(135)
Net increase (decrease) in cash and cash equivalents	32	(24,407)

Cash Used in Operating Activities

During the three months ended March 31, 2025, cash provided by operating activities was $0.1 million, which consisted of a net loss of $15.4 million, adjusted by non-cash charges of $0.1 million and cash provided due to changes in our operating assets and liabilities of $15.4 million. The non-cash charges consisted primarily of depreciation and amortization expense of $0.4 million and other non-cash items of less than $0.1 million, partially offset by stock-based compensation effects resulting from forfeitures of $0.4 million. The change in our operating assets and liabilities was primarily due to a decrease in receivable research incentives of $16.2 million, a decrease in prepaid expenses and other current assets of $6.3 million, an increase in other non-current liabilities of $3.7 million, and a decrease in prepaid expenses and other non-current assets of $0.4 million, partially offset by a decrease in accounts payable of $7.2 million, a decrease in accrued expenses and other current liabilities of $1.9 million, a decrease in deferred revenues of $1.5 million, a decrease in operating lease liabilities of $0.3 million, and an increase in accounts receivable of $0.2 million.

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

Cash Used in Investing Activities

During the three months ended March 31, 2025, cash used in investing activities was less than $0.1 million and was primarily related to the land in Vienna, Austria. The decrease of $0.1 million compared to the three months ended March 31, 2024 resulted from lower expenditures for purchases of equipment.

During the three months ended March 31, 2024, cash used in investing activities was $0.1 million and resulted primarily from purchases of equipment.

Cash Used in Financing Activities

There was no cash used in financing activities in the three months ended March 31, 2025.

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

Our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025.

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

Foreign Currency and Exchange Risk

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro. Our functional currency is the U.S. dollar and the functional currency of our wholly owned foreign subsidiary, HOOKIPA Biotech GmbH, is the euro. Our cash, cash equivalents and restricted cash as of March 31, 2025 included small amounts of cash balances held by HOOKIPA Biotech GmbH in euro. Assets and liabilities of HOOKIPA Biotech GmbH are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income items and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expenses, net in the condensed consolidated Statements of Operations and Comprehensive Loss as incurred. A significant portion of our operating costs are in Austria, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 10% weakening of the U.S. dollar compared to the euro would have increased our net loss for the three months ended March 31, 2025, by approximately $1.2 million and increased our currency translation adjustment by approximately $2.6 million. A hypothetical 10% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and restricted cash of $40.5 million as of March 31, 2025, which included account balances with foreign banks. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Impacts of Inflation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation has had a material effect on our historical results of operations and financial condition. However, inflation, has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to conduct clinical trials and other operational costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through raising funds or other corrective measures, and our inability or failure to do so could adversely affect our business, financial condition, and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our ability to obtain, or the terms under which we can obtain, any potential additional funding.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) identified that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in litigation or legal proceedings relating to claims arising in the ordinary course of business.

Item 1A.     Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. Except as set forth below, there have been no material changes from our risk factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Careful consideration should be given to these risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common stock involves a high degree of risk. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our products, and for the advancement of our product candidates. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

We do not own or operate any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our products as well as the future generations of our products under development. Currently, several of our suppliers are located outside of the United States. Tariff policies, particularly those affecting countries where our suppliers are located, could materially increase our costs and reduce our profitability, including as a result of our inability to adjust pricing for our products. Although these tariff policies have not, to date, had a material effect on our production costs, recent and potential future changes in international trade policies could present material risks to our operations and financial performance.

Current or future tariffs will also result in increased research and development expenses, including with respect to increased costs associated with raw materials, and research materials and components. Trade restrictions affecting the import of materials necessary for the clinical trials of our future generation products could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended December 31, 2024.

Item 5.      Other Information.

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.      Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

HIDDEN_ROW
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

HOOKIPA Pharma Inc.

Date: May 15, 2025	By:	/s/ Malte Peters
Malte Peters
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Terry Coelho
Terry Coelho
Executive Vice President and Chief Financial Officer (Principal Financial Officer)